Form 10QSB
period 1995-09-30
ARCA CORP
filed 1996-11-14
CIK 1006762

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

                        COMMISSION FILE NUMBER 333-5278-NY
                                               -----------

                                 ARCA CORP.
                                 ----------
         (Exact name of business issuer as specified in its charter)

            New Jersey                           22-3417547
            ----------                           ----------
     (State or other jurisdiction             (IRS Employer Identification
         of incorporation)                               number)

    215 West Main Street, Maple Shade, New Jersey   08052
    ---------------------------------------------- -------
    (Address of principal executive offices)     (Zip code)

    (609) 667-0600
    --------------
    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  XX      No
    ----         ----
The Company had 500,000 shares of common stock, par value $.0001 per share, outstanding as of September 30, 1996.

             ARCA CORP. AND SUBSIDIARY
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                ARCA CORP. AND SUBSIDIARY
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 1996............................3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1996......4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1996......5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1996......................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....7

                SVG PROPERTIES, L.P. T/A
                SPRING VILLAGE APARTMENTS.....................8
                -------------------------

                STATEMENT OF INCOME BEFORE DEPRECIATION
                AND AMORTIZATION FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 1996............................9

                NOTES TO FINANCIAL STATEMENTS................10

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.........11

PART II.  OTHER INFORMATION..................................13

      SIGNATURES.............................................14

      EXHIBIT 1  EARNINGS PER SHARE SCHEDULE.................15

              ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEET
                 SEPTEMBER 30, 1996

                     (UNAUDITED)

ASSETS
 Rental property, net of accumulated
     depreciation of $65,951                     $3,439,479

 Cash                                                36,253
 Cash held in escrow                                 77,279
 Accounts receivable                                 12,191
 Prepaid expenses                                    17,343
 Organization Costs, net of accumulated
 amortization of $1,125                               6,375
                                                 ----------

TOTAL ASSETS                                     $3,588,920
                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                          $3,154,949
  Accrued interest                                   360,656
  Note payable -stockholder                           10,000
  Note payable -other                                  5,000
  Accounts payable                                    17,273
  Accrued expenses                                    17,785
  Security deposits payable                           48,366
                                                  ----------
TOTAL LIABILITIES                                  3,614,029

Stockholders' Equity
  Common stock, $.0001 par value
  50,000,000 shares authorized,
  500,000 shares issued and outstanding                   50
  Additional paid in capital                         212,450
  Accumulated deficit                                (97,609)
                                                    ---------
                                                     114,891

Stock subscription promissory note receivable       (140,000)
                                                    ---------
TOTAL STOCKHOLDERS' EQUITY                           (25,109)
                                                    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $3,588,920
                                                   ==========

                   ARCA CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                         (UNAUDITED)

Revenues
  Rental income                            $543,133
  Tenant fees and other income               10,187
  Interest income                               963
                                             -------
TOTAL REVENUE                               554,283

Operating expenses
  Administrative expenses                    76,887
  Utilities expense                          75,567
  Operating and maintenance                  78,861
  Taxes and insurance                       112,845
  Depreciation and amortization              67,076
                                            --------
TOTAL OPERATING EXPENSES                    411,236
                                            --------
Operating income                            143,047

Interest expense                            249,318
                                            --------
Loss before minority interest              (106,271)

Minority interest                            (8,662)
                                            --------
Net loss                                   ($97,609)
                                           =========



Net (loss) per share                          ($.20)

Weighted average number of common
shares outstanding                          500,000
                                           =========

                  ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                         (UNAUDITED)

Cash flows from operating activities:

  Net loss                                               ($97,609)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Minority interest in net loss of
      consolidated subsidiary                              (8,662)
      Depreciation and amortization                        67,076
      (Increase) decrease in:
            Accounts receivable                            (4,231)
            Prepaid expenses                               32,471
            Cash held in escrow                             6,119
      (Increase) decrease in:
            Accounts payable                               (1,839)
            Accrued expenses                              (40,111)
            Prepaid rent                                   (1,095)
            Security deposits payable                       1,735
                                                          --------
Net cash used in operating activities                     (46,146)
                                                          --------
Cash flows from investing activities:
  Collection of stock subscription receivable              70,000
  Purchases of property and equipment                      (6,053)
                                                          --------
Net cash provided by investing activities                  63,947
                                                          --------
Cash flows from financing activities:
  Repayments of notes payable                             (41,500)
  Proceeds from note payable                                5,000
                                                          --------
  Net cash used in financing activities                   (36,500)
                                                          --------
Decrease in cash                                          (18,699)

Cash, January 1, 1996                                      54,952
                                                          --------
Cash, September 30, 1996                                  $36,253
                                                          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                    $284,377
                                                          ========
Cash paid for income taxes                                    $700
                                                          ========
Non-cash investing and financing activities:
  Issuance of common stock in exchange for
  promissory note receivable                              $140,000
                                                          ========

                           ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)

                                               Stock
                                Additional  Subscription                      Total
                  Common Stock    Paid-in  Promissory Note   Accumulated  Stockholder's
               Shares     Amount  Capital    Receivable        Deficit       Equity
Balance
1/1/96          320,000      $32   $72,468   $     0        $      0        $72,000

Issuance of
common stock,
net of related
costs           180,000        18   139,982  (140,000)              0              0
<F1>

Net loss              0        0         0         0         (97,609)       (97,609)
                ________   _____  _______   ________       _________       ________
Balance,
9/30/96         $500,000    $50    $212,450 ($140,000)      ($97,609)       ($25,109)


<F1> 16,000 shares of stock were issued to the President of the Company and
     24,000 shares were issued to a consultant for services rendered in connection with the preparation of the registration statement and prospectus for the 140,000 shares of stock issued on May 31, 1996.

                         ARCA CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996

                              (UNAUDITED)

1.  Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended December 31, 1995 were audited and appear in the Form SB-2 previously filed by the Company.

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of September 30, 1996, the consolidated statement of operations for the nine months ended September 30, 1996, the consolidated statement of cash flows for the nine months ended September 30, 1996 for the Company, and the statement of Income Before Depreciation and Amortization and Interest Expense for the nine months ended September 30, 1996 and 1995 and the notes thereto for SVG Properties, L.P., a limited partnership in which the Company holds a 4.5% general partnership interest and a 75.5% limited partnership interest, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.


2.  Related Party Transactions

During the quarter ended September 30, 1996, a company owned by Harry J. Santoro, the President of the Company, and Stephen M. Robinson, the Secretary of the Company, advanced $5,000 to the Company pursuant to a Demand Promissory Note which bears interest at 8%.

                                SVG PROPERTIES, L.P.
                           T/A SPRING VILLAGE APARTMENTS
                               FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                SVG PROPERTIES, L.P.
                           T/A SPRING VILLAGE APARTMENTS
              STATEMENT OF INCOME BEFORE DEPRECIATION AND AMORTIZATION
                               AND INTEREST EXPENSE
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)

                                                           1996         1995
Revenues
  Rental income                                          $543,133     $539,751
  Tenant fees and other income                             10,187       10,088
  Interest income                                             963          991
                                                         --------     --------

TOTAL REVENUE                                             554,283      550,830

Operating expenses
  Administrative expenses                                  65,907       63,566
  Utilities expense                                        75,567       74,325
  Operating and maintenance                                78,861       79,190
  Taxes and insurance                                     111,398      109,190
                                                         --------     --------
TOTAL OPERATING EXPENSES                                  331,733      326,271

Net income before depreciation and
amortization and interest expense                        $222,550     $224,559

                                    SVG PROPERTIES, L.P.
                              T/A SPRING VILLAGE APARTMENTS
                              NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996 AND 1995

                                       (UNAUDITED)

Note 1 -Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 1996 and 1995 was $64,800 and $82,200.

Note 2 -Interest Expense

Interest expense for the nine months ended September 30, 1996 and 1995 was $249,352 and $249,182.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

The Company intends to target its marketing and business activity to renting apartment units to moderate income people who are not in a position to acquire a home. The Company believes that well maintained, affordable rental units will be in great demand as a result of slow wage growth in the future. This should provide a stable rental income base and allow for future revenue growth through modest rental increases near the rate of inflation.

The Company's long range plan is to reduce debt to around fifty percent of a property's value. To accomplish this, the Company plans to raise additional capital through the sale of its securities in the future. The Company also plans to refinance its existing property and may need additional capital to accomplish the refinancing.

The Company advertises its units in local newspapers, by direct mail and through promotional programs designed to maintain occupancy at or above 95%.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form SB-2. The Company was incorporated on December 22, 1995. The Company is a new enterprise in its initial promotional and development stages. On December 31, 1995, the Company acquired from its President an 80% partnership interest in S.V.G. Properties, L.P. (the "Partnership") which owns a 124 unit apartment complex. The 80% partnership interest consists of a 4.5% general partnership interest plus a 75.5% limited partnership interest. The financial information contained herein includes the results of operations of the Partnership.


Results of Operations
---------------------

The Company was incorporated on December 22, 1995, and has no operating history. The Company acquired an 80% interest in the Partnership on December 31, 1995. The following discussion includes references to the operations of the Partnership and is for the nine months ending September 30, 1996 and 1995, respectively.

The Partnership reported total revenues of $554,283 and $550,830 in 1996 and 1995 respectively. Occupancy ws approximately 94% and 95%, respectively. Operating expenses exclusive of interest expense, depreciation and amortization, increased from $326,271 in 1995 to $331,733 in 1996. Net income (before depreciation, amortization and financing cost) decreased from $224,559 in 1995 to $222,520 in 1996, a 1% decrease. Depreciation, amortization and interest expense for the periods up to and including December 31, 1995 have been omitted because they are for predecessor operations and are not comparable to the Company's operations going forward. See "SVG Properties L.P. t/a Spring Village Apartments, Financial Statements". The Company believes that overall, the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The Company reported a net loss of ($97,609) for the nine months ending September 30, 1996. The net loss per share was $.20.

In order to provide comparative information, the operating results discussed above include the past results of operations of the apartment complex acquired by the Company on December 31, 1995.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had working capital of $44,642, including cash held in escrow for anticipated future expenses. The Company is dependent upon the proceeds from the stock subscription receivable or other financing to continue in business and to implement its business plan.

On December 31, 1995, the Company had $54,952 in cash. During the period, the Company collected $70,000 in stock subscriptions which were receivable as of December 31, 1995. The Company used $46,146 in operating activities and purchased $6,053 in property and equipment. The Company also repaid $41,500 in notes payable - stockholder (Harry J. Santoro, President). The Company borrowed $5,000 from a related party. The net decrease in cash was $18,699. The Company had $36,253 in cash on September 30, 1996, exclusive of cash held in the escrow accounts.

The Company's balance sheet is highly leveraged. The Company plans to reduce this leverage through refinancing and through future equity offerings.
With the net proceeds of the stock subscription receivable, plus anticipated revenues, the Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to refinance its existing property under more favorable terms. In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. Thereafter, unless the Company is able to generate sufficient income from operations to service its existing debt, the Company will require additional financing. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.


Other
-----
The Company was notified that HUD sold the mortgage on the Property to Resource Properties XXIII, Inc. Negotiations to refinance and/or restructure the debt have commenced.

PART II

OTHER INFORMATION
-----------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 1 - Earnings Per Share Schedule

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ARCA CORP.


Dated:  November 14, 1996    /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer