Form 10KSB
period 1996-12-31
ARCA CORP
filed 1997-03-20
CIK 1006762

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/96.


[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number 333-5278-NY

                                 ARCA CORP.
                                 ----------
                (Name of small business issuer in its charter)

            New Jersey                            22-3417547
            ----------                            ----------
     (State or other jurisdiction                (IRS Employer
         of incorporation)                   Identification number)

    215 West Main Street, Maple Shade, New Jersey   08052
    ---------------------------------------------- -------
    (Address of principal executive offices)     (Zip code)

    (609) 667-0600
    --------------
    (Issuer's telephone number)

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12(g) of the Act: none

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days) [X]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year: $735,863.

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996 was $234,000. Since no bid or offer had been submitted by any market maker as of the date of this Form 10-KSB, the market value is based upon the offering price of the Common Stock of $1.00 per share pursuant to the Company's registration statement number 333-5278-NY which became effective on November 4, 1996.

The Company had 500,000 shares of common stock, par value $.0001 per share, outstanding as of December 31, 1996.

Documents incorporated by reference: The Company incorporates by reference various exhibits from the Company's Registration Statement on Form SB-2, file No. 33-5278-NY, which became effective on November 4, 1996.


Transitional Small Business Disclosure:     Yes       No  XX
                                                ----     -----

PART I

Item 1.  Description of Business
------   ----------------------

General
-------

The Company was incorporated on December 22, 1995 in the State of New Jersey for the purpose of acquiring, developing and selling residential real estate. The Company simultaneously formed Spring Village Holdings, Inc. a New Jersey corporation, as a wholly owned subsidiary. The discussion of the business of the Company set forth herein includes the business of Spring Village Holdings, Inc.

The Company acquired from its President, and companies affiliated with him, an 80.0% partnership interest in SVG Properties, L.P., a New Jersey limited partnership, which owns a 124 unit apartment building in Sharon Hill, Pennsylvania. The Partnership interest consists of a 4.5% general partnership interest and a 75.5% limited partnership interest (see "Related Party Transactions"). The remaining 20% of the partnership is owned by limited partners who are independent of and are not affiliates of the Company. The Company intends to refinance the property and then either sell it or hold it for investment depending on future market conditions, net cash flow, etc.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to the Company.


Initial Acquisition
-------------------

The Company acquired a 4.5% general partnership interest and a 75.5% limited partnership interest (80% total) in SVG Properties, L.P. which owns the Spring Village Apartments complex in Sharon Hill, Pennsylvania from Harry J. Santoro and companies affiliated with him (Santoro), the Company's President, for $50,000. SVG Properties, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New Jersey on May 12, 1987. In 1987 the Partnership acquired for $2,450,000 the Mill Spring Apartments (subsequently renamed the Spring Village Apartments). At the time of the acquisition the property was severely in need of rehabilitation. The Partnership invested over $1,000,000 into the property using capital contributed by its partners and the net proceeds from a $3,250,000 mortgage guaranteed by the Federal Housing Administration. Though the physical aspects and the net income of the property were significantly improved, the net income from operations was not sufficient to make the principal and interest payments due on the first mortgage. The Partnership attributes this to the high effective interest rate on the mortgage of 10 1/2%, plus 1/2% for insurance. In January, 1992, the Partnership defaulted on its mortgage. In August, 1992, Santoro acquired a controlling interest in the Partnership, along with other assets, in exchange for $125,000. At the time of the acquisition in 1992, Mr. Santoro
 owned a 7.14% limited partnership interest in SVG Properties, L.P. Mr. Santoro also was the chief executive officer and a 16.7% owner of Santoro, VanDervort & Gordon, Inc., the corporate general partner, which owned 14.70% of S.V.G. Properties, L.P. Santoro then entered into negotiations with the U.S. Department of Housing and Urban Development (HUD) to renegotiate the terms of the first mortgage. A Provisional Workout Agreement (the "Agreement") was agreed to and became effective on January 1, 1994, whereby HUD agreed not to take any action as a result of the default, provided that the mortgagor remits the minimum monthly payment and satisfactorily performs the other requirements of the agreement. The agreement provides for a minimum monthly payment of $24,000 ($288,000/yr.) in 1994 increasing to $34,000 per month ($408,000/yr.) in 2002. Below is a summary of the other requirements and terms of the Agreement:

     1)     Payment Provisions

[CAPTION]

                    Minimum Monthly
                    Payment         Per Year           % of Accruing Interest
                    --------------  --------           ----------------------
1995                 $25,000       $300,000              91%
1996                  26,750        321,000              97%
1997                  27,750        333,000             101%
1998                  28,500        342,000             103%
1999                  30,500        366,000             110%
2000                  31,500        378,000             114%
2001                  33,000        396,000             120%
2002                  34,000        408,000             123%
1/1/03 - 11/30/22     35,175        422,100             127%

2) Junior Obligations. The Company has agreed that project revenues will not be used to repay either interest or principal for any project obligation (other than reasonable and necessary operating expenses) that is junior to the HUD mortgage (substantially all obligations are junior to HUD's mortgage).

3) Possession. The Company agreed that it will not oppose or interfere in any way should HUD demand possession by reason of subsequent default under the terms of the Agreement.

4) Excess Funds. The Company agreed to remit to HUD in addition to the minimum monthly payment any funds in the operating account at the end of each month in excess of $25,000.

5) No Service Charge or Tax Escrow Delinquency. The Company agreed not to permit any delinquency to accrue in either the service charge due HUD or the real estate escrow as billed by HUD each month.

6) Repair Fund Escrow. The Company shall place in a separate repair fund escrow an additional $9,000 which may only be disbursed with prior written HUD approval.

7) Mortgage Modification. If the Company has fully complied with the terms of the Agreement and HUD has determined that it is financially feasible, as of January 1, 2003, HUD agrees to recast the then existing mortgage and accrued interest at 10.5% interest amortized over the remaining term of the mortgage (11/30/22) (approximately 20 years). The Company agreed to insert a call provision allowing HUD to declare the entire indebtedness due and payable at or after ten years from the date of the modification.

8) Equity Kicker. The Company agreed to pay HUD fifteen percent of the gross sales price, minus the mortgage balance, upon a sale or conversion, or fifteen percent of the gross proceeds from a refinancing.

9) Accounting Reports. During the term of the Agreement, the Company agreed to submit monthly reports to HUD for establishing net income.

10) Distributions. The Company agreed not to take any distributions during the term of the Agreement.

11) Cancellation Clause. The Agreement is on a month to month basis. HUD agreed not to take action because of the existing monetary default, provided that the Company remits the required minimum monthly payment and satisfactorily performs the other requirements of the Agreement. Failure to meet the terms of the Agreement will be sufficient cause for HUD to immediately terminate the Agreement, commence foreclosure and will be grounds to consider administrative sanctions against the Company, including but not limited to suspension or debarment from participation in HUD programs.

During March of 1994, HUD announced that it planned to sell the large backlog of mortgage loans that reverted to the Federal Housing Administration (FHA) when borrowers defaulted on FHA insured mortgages. In fact, HUD has conducted several large auctions of non-performing multifamily mortgages.

On September 18, 1996, the Company was notified that the mortgage on the Property was sold to Resource Properties XXIII, Inc. ("RPI"). Shortly thereafter, the Company commenced negotiations with RPI whereby RPI agreed to recast the existing debt to RPI, currently $3,490,419, under the following terms:

     (a) RPI will lend to the Company, pursuant to the terms of a Promissory Note (the "Note"), up to $110,000 for the removal of the underground oil tanks in order to permit the Company to refinance the Property. The Note shall bear interest at the rate of ten (10%) percent annually, with the principal due on November 1, 2022, or when the final payment of principal is due on the underlying mortgage. Payments of accrued interest and principal shall be made in an amount equal to one hundred percent (100%) of the Company's cash flow from the Property. Cash flow from the Property shall mean gross revenues from the Property less payments made under Mortgage Note as modified by the Provisional Workout Agreement and ordinary and necessary cash disbursements incurred in connection with the Property but specifically excluding any management fee to any party and any amount paid for any purpose to SVG or any person with whom SVG has an Identity-of-Interest except for payments made to
H. James Santoro, Inc. for employee benefits with respect to employees of SVG who are not related to Harry J. Santoro.

     (b) The Company will deliver to RPI such data, reports, statements, financials, and the like, as RPI may request, including monthly financial statements certified to be correct by Harry J. Santoro, and annual financial statements certified by independent public accountants.

     (c) If, prior to the earlier of: (i) one year from the date that a closure report acceptable to most lenders is received by SVG from the engineering firm retained to remove the oil tanks and perform the remedial work, if any, or (ii) June 30, 1998, SVG is successful in finding a lender that makes a first mortgage loan secured by the Property in an amount sufficient to provide Resource with net proceeds (after all fees, costs and expenses of the transaction) of at least Two Million Three Hundred Thousand Dollars ($2,300,000), then Resource will:

           (i) subordinate both the mortgage securing the Mortgage Note and any mortgage securing the Note to the mortgage of the new lender;

           (ii) agree to modify the payment terms of the Mortgage Note and the Note as follows:

               (a) interest shall accrue at a rate of 150 basis points above the interest rate on the new first mortgage on a deemed total principal amount equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000), less the original principal amount of the new first mortgage.

              (b) payments of interest and principal (based on the deemed principal amount described in Paragraph 8(ii)(a)) shall be payable monthly and shall be based on a twenty-five year amortization. However, to the extent the Net Cash Flow from the Property is insufficient to make the scheduled payments of interest and principal in full, SVG shall pay over to Resource, until such time as the scheduled payments are current, one hundred percent (100%) of the Net Cash Flow from the Property. Net Cash Flow from the Property shall mean Cash Flow before any payments on the Mortgage Note or the Note less payments made under the new first mortgage loan and contributions to escrow accounts reasonably established for taxes, insurance, utilities and replacements provided that any such escrow account shall be controlled by either the new first mortgage lender or Resource. Any interest payments not made as required because of insufficient Net Cash Flow shall be added to principal and shall bear interest at the rate set forth in Paragraph 8(ii)(a), compounded monthly.

           (iii) agree to special provisions in the obligations of SVG retained by Resource as may be required by the new first mortgage lender to the extent such provisions are reasonable when compared to similar "soft second" mortgages permitted by the other first mortgage lenders in the reasonable opinion of Resource.

           (iv) after it has received all of the interest and principal required under Paragraph 8(ii), assign its interest in the Mortgage Note and the Note to Harry J. Santoro for no additional consideration.

     As part of the proposed refinancing it is anticipated that Harry J. Santoro ("Santoro") and/or H. James Santoro, Inc. ("HJS") must agree to do the following:

     (a)  certify certain financial reports as true and correct;

     (b) defer compensation for any service rendered to SVG until such time as the proposed refinancing is complete; and thereafter, should the cash flow from the property be insufficient to make all payments due on the proposed new mortgage and the new promissory note due to Resource,

     (c) to personally guarantee certain carve-out obligations of SVG pursuant to the proposed new first mortgage and the new promissory note to Resource; specifically mentioned during the course of the negotiations with Resource were: (i) certain environmental indemnifications, and a guarantee to refund any shortage in the tenant security deposit accounts; and SVG shall:

     1. Indemnify Santoro for any losses incurred as a result of the proposed guarantees;

     2. Extend the existing management agreement between SVG and HJS until such time as Santoro has no further obligations pursuant to the Agreement;

     3. At closing of the refinancing, issue to Santoro a promissory note for the difference between the amount due to Resource pursuant to the terms of the existing mortgage note and $3,350,000, with the same terms and conditions as the proposed new note to Resource as outlined in the Agreement.

Should the Company be successful in refinancing the Property pursuant to the Agreement, the Company's debt structure related to the Property will be as follows:

        Existing                    Principal             Annual Interest
                                       and
                                    Accrued Interest
        --------                    ----------------      -----------------
Existing 1st Mortgage
   - RPI (10&half;% interest)         $3,490,419            $331.270
New Promissory Note
   - RPI (10&half;% interest)            110,000              10,000
                                       ---------           ---------
      Total                           $3,600,419            $341,270


       After Refinance
       ---------------
New 1st mortgage (8&half;% +- interest)  $2,400,000           $204,000
New 2nd mortgage (RPI) (10% +-)             950,000             95,000
New 2nd mortgage (Santoro) (10% +-)         150,000             15,000
                                           ---------          ---------
      Total                              $3,500,000           $314,000

Debt forgiveness/annual
     interest expense reduction          $  100,419           $ 27,270

The Company can give no assurance that the above outcome will in fact occur.

The Complex
-----------

The Spring Village Apartment complex is a garden-type apartment complex consisting of seven buildings containing 60 one-bedroom units, 49 two-bedroom units and 15 studio units, located in Sharon Hill, Delaware County, Pennsylvania. Construction features include brick veneer over concrete block exterior walls, wood frame, asphalt shingle gable roofs, aluminum frame windows and sliding patio doors. Each unit is heated by gas fired hot water baseboard heat. All units have wall mounted air conditioners. The buildings were built in 1966. The quality of construction and current physical condition of the units is believed by the Company to be average. The Company is not aware of any material adverse environmental attributes of the property other than the seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks are not regulated by the State of Pennsylvania. The Company plans to remove the tanks as part of a future refinancing of the property. Management estimates the cost to remove the tanks and restore the sitework will not exceed $75,000. If the soils around the tanks were contaminated by leaks, the Company estimates the cost to remove the soil would not exceed $35,000. There can be no assurance that the cost to remove the tanks and contaminated soils, if any, will not exceed these estimates. The current real estate tax assessment equates to a market value of $3,190,000. The assessed value for real estate taxes is $98,890 (based on a presumed value of $3,190,000) and the real estate taxes paid for 1996 were $88,886. The tax basis as of December 31, 1995 of the Partnership's buildings and equipment was $3,587,444 and $104,768 respectively, with $1,023,669 in accumulated depreciation. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the 150% declining balance method over a 10 year life. The Company owns an 80% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and the Company does not anticipate the need for substantial future renovations other than routine replacements. The Property is being held for investment in anticipation of a future refinancing. The Company believes it has adequate insurance coverage.


The Company plans to make the following capital expenditures during the next twelve months:

Replace roof on G building                      $  4,000
Replace soffits and fascia                         6,000
                                                --------
Total                                           $ 10,000

The Company also plans to spend $75,000 of the $110,000 to remove the underground oil storage tanks pursuant to the agreement with RPI.

Future Acquisitions
-------------------

The Company intends to acquire additional single family and multi-family residential properties in the future, as well as undeveloped acreage. The target price per apartment unit is $28,000 and the geographic area shall be Eastern Pennsylvania, Delaware, and Southern New Jersey. There is no assurance that properties meeting such criteria can be acquired by the
 Company or that such acquisitions will be profitable. Also, investments may be made in properties which do not meet the above criteria upon what the Company believes to be favorable investment opportunities, such as purchasing properties that are distressed, at sheriff sales and/or tax sales, and the like.

The Company intends to finance its future acquisitions through the use of its own equity and initial acquisition debt up to 100% of the cost of the property, including anticipated improvements. It is the Company's stated long term goal to reduce overall debt to no greater than 50% of the market value of the Company's real estate holdings.

The Company's policy is to acquire assets for income, with capital appreciation being anticipated, but secondary to current income.

The Company has no limit as to the percentage of its assets which may be invested in any particular property, except that the Company will not invest in a transaction or a series of transactions which will require registration as an Investment Company under the Investment Company Act of 1940.

The Company may invest in mortgages or other debt securities, including real estate tax liens, and there are no restrictions on such investments except that such debt securities or liens shall be secured by residential real estate or unimproved acreage.

The Company may invest in direct or indirect interests in residential real estate and unimproved land, including fee simple ownership, general or limited partnership interests, listed or not listed common or preferred stock in real estate companies or REITS which invest in residential real estate. The Company does not intend to originate or warehouse mortgages, for purposes of sale or servicing.

The Company, at the discretion of the Board of Directors, may change the investment objectives and criteria as it deems appropriate and in the best interests of the Company.


Industry Overview
-----------------

The Company's primary focus is to own and operate apartment complexes. The industry is dominated by numerous small operators. There are several large apartment operators in the area, including the Korman Organization, which operates a 1,500+ unit apartment complex, International City, which competes with the Company's existing complex. The Company believes the industry is highly competitive.

Apartment complexes in the area similar to the one owned by the Company have the following profiles:



    Rents per month, 1/1/96        Typical        Company
    -----------------------        -------        -------

    One bedroom                   $450 - $550        $500
    Two bedroom                   $585 - $650        $605

    Annual rent increase 1995      1% - 2%          1% - 2%

    Average occupancy 1995        94% - 97%        95% - 98%

The Company believes that the general market is stable and that its units at current rental rates are in line with competitive complexes in the area.

Because it costs more to build a new apartment unit than to acquire an existing unit and due to lack of suitable construction sites in the area, competition is limited to existing apartment complexes and should be manageable.

Employees
---------

In addition to Harry J. Santoro, the President, and Stephen M. Robinson, the Vice President and Secretary, the Company employs four other people on a regular basis who manage and maintain the apartment complex.


Facilities
----------

The Company currently shares its principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under the lease, which terminates in March 1998, is $500, of which one half will be paid by the Company. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.



Item 2.  Description of Property
--------------------------------

See Item 1 "Description of Business" and Item 6 "Management Discussion and Analysis or Plan of Operation".



Item 3. Legal Proceedings.
--------------------------

There are no pending material legal proceedings to which the Company or any of its properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

The Company's common stock was recently approved for quotation on the OTC Bulletin Board under the symbol "ARCA". As of the date of this Form 10-KSB, no quotations had been submitted by any market makers and no public trading market had commenced.

As of December 31, 1996, there were 500,000 shares of common stock outstanding held by 433 shareholders of record. There have been and are expected to be no dividends declared on the common stock.


Item 6. Management Discussion and Analysis or Plan of Operation
---------------------------------------------------------------


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


Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The Company was incorporated on December 22, 1995. The Company is a new enterprise in its initial promotional and development stages. On December 31, 1995, the Company acquired from its President an 80% partnership interest in S.V.G. Properties, L.P. (the "Partnership") which owns a 124 unit apartment complex. The 80% partnership interest consists of a 4.5% general partnership interest plus a 75.5% limited
 partnership interest. The financial information contained herein includes the results of operations of the Partnership.

The Company was incorporated on December 22, 1995, and has no operating history. The Company acquired an 80% interest in the Partnership on December 31, 1995. The following discussion refers to the operations of the Partnership.

The Partnership reported total revenues of $738,802 and $735,863 in 1995 and 1996 respectively. Occupancy was approximately 95% and 93% respectively. Operating expenses exclusive of interest expense, depreciation and amortization, increased slightly from $443,816 in 1995 to $444,459 in 1996. Net income (before depreciation, amortization and financing cost) decreased from $294,986 in 1995 to $291,404 in 1996. Depreciation, amortization and interest expense for the periods up to and including December 31, 1996 have been omitted because they include predecessor operations and are not comparable to the Company's operations going forward. See "Selected Financial Data" and "SVG Properties L.P. t/a Spring Village Apartments, Financial Statements, December 31, 1996 and 1995." The Company believes that overall the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The prior five year rental history is summarized as follows:

          Gross Potential Rents    Occupancy        Average Annual Rent
Year       and Other Income        Percentage        per square foot
----      ---------------------    ----------       --------------------
1992       $725,342                 95                 $9.25
1993       $740,272                 98                 $9.45
1994       $753,379                 96                 $9.61
1995       $763,181                 95                 $9.74
1996       $775,730                 93                 $9.90

No tenant occupies more than 10% of the leased space. Substantially all leases are for one year or less, and are for residential dwelling units. A sixty day notice is required for termination. Substantially all of the leases expire within one year as is typical for apartment leases.

The Company's balance sheet is highly leveraged. As discussed previously in this Form 10-KSB, the Company plans to reduce this leverage through refinancing and through the current and future equity offerings. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to refinance its existing property under more favorable terms.

In order to provide comparative information, the operating results discussed above include the past results of operations of the apartment complex acquired by the Company on December 31, 1995.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
-------------------------------

At December 31, 1996 and 1995, the Company had working capital of $9,132 and $13,269, respectively, including cash held in escrow for anticipated future expenses.

On December 31, 1995, the Company had $54,952 in cash. During the period, the Company collected $70,000 in stock subscriptions which were receivable as of December 31, 1995. The Company used $42,848 in operating activities and purchased $17,758 in property and equipment. The Company also repaid $41,500 in notes payable - stockholder (Harry J. Santoro, President). The net decrease in cash was $22,106. The Company had $32,846 in cash on December 31, 1996, exclusive of cash held in the escrow accounts.

The Company believes that the agreement with RPI will enable the Company to satisfy its anticipated financing needs for a period of at least 12 months.
In the event that the Company's plans change or its assumptions change or prove to be inaccurate or if the net income from operations is insufficient to meet its obligations pursuant to the agreement with RPI (due to unanticipated expenses or difficulties or otherwise), the Company may be required to seek additional financing sooner than currently anticipated. Thereafter, unless the Company is able to generate sufficient income from operations to service its existing debt, the Company will require additional financing. The Company has not identified any potential sources of debt or equity financing other than this offering and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.

Planned Capital Expenditures
----------------------------

Replace roof on G building                      $  4,000
Replace soffits and fascia                         6,000
                                                --------
Total                                           $ 10,000

The Company also plans to spend $75,000 of the $110,000 to remove the underground oil tanks and restore the site pursuant to the agreement with RPI.

Selected Financial Data
-----------------------

The following selected financial data has been derived from the Company's financial statements included elsewhere in this Form 10-KSB, and should be read in conjunction with the financial statements and notes thereto.

Statement of Operations Data <F1>
                                  Predecessor
                                  Operations
                                  12/31/95                   12/31/96
                                  --------                   --------
Total Revenues                    738,802                    735,863
Operating Expenses <F1>           443,816                    883,937
Net Income (Loss)
   before minority interest <F1>  294,986                   (148,074)
Minority Interest                  n/a                      (  8,662)
Net income (loss) <F1>            294,986                   (139,412)
Net (Loss) per share               n/a                      (    .28)


Weighted average number of shares outstanding                500,000


Balance Sheet Data            December 31, 1995         December 31, 1996
------------------            -----------------         -----------------
Working capital                   $   13,269                  $ 9,132
Total Assets                      $3,703,001               $3,569,410
Total Liabilities                 $3,691,839               $3,636,322
Stockholders' Equity
       (Deficit)                  $    2,500               $  (66,912)


<F1> The Statement of Operations for periods up to December 31, 1995 reflects the results of operations of S.V.G. Properties, L.P., the major asset acquired by the Company on December 31, 1995. Depreciation, amortization and interest expense for periods up to and including December 31, 1995 have been omitted because they are not comparable to the Company's operations going forward. The Statement of Operations for the period ending December 31, 1996 includes depreciation and amortization of $90,260 and interest expense of $332,336.

Item 7.  Financial Statements.
------------------------------

The consolidated financial statements included in this Form 10-KSB for the year ended December 31, 1996 have been audited by Haefele, Flanagan and Company, independent certified public accountants, as indicated in their report with respect thereto, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting.

Please see pages F-1 through F-19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ARCA Corp. and Subsidiary

     We have audited the accompanying consolidated balance sheets of ARCA CORP. AND SUBSIDIARY as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 1996 and for the period from December 22, 1995 to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARCA CORP. AND SUBSIDIARY as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.


                              HAEFELE, FLANAGAN & CO., P.C.


Moorestown, New Jersey
March 1, 1997

ARCA CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS

                                              1996         1995
                                          -----------    -----------
Rental property, net (Notes 2 & 4)         $3,428,375     $3,499,377
Cash (Note 2)                                  32,846         54,952
Cash held in escrow (Notes 2 & 5)              32,366         83,398
Accounts receivable                            15,581          7,960
Prepaid expenses                               54,242         49,814
Organization costs (Note 2)                     6,000          7,500

     Total Assets                          $3,569,410     $3,703,001


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
 Mortgage notes payable (Note 6)           $3,154,949     $3,154,949
 Accrued interest                             335,470        367,212
 Notes payable (Note 7)                        20,000         51,500
 Accounts payable                              14,106         19,112
 Accrued expenses                              59,096         51,340
 Security deposits payable (Note 2)            52,701         46,631
 Other liabilities                               -0-           1,095

     Total Liabilities                      3,636,322      3,691,839

Minority interest                                 -0-          8,662

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit) (Note 8)
  Common stock, $.0001 par value,
   50,000,000 shares authorized,
   500,000 shares and 320,000 shares in
   1996 and 1995 issued and outstanding            50             32
Additional paid in capital                    212,450         72,468
  Accumulated deficit                     (   139,412)           -0-
                                               73,088         72,500
  Stock subscriptions receivable          (   140,000)   (    70,000)

     Total Stockholders' Equity (deficit) (    66,912)         2,500

     Total Liabilities and Stockholders'
      Equity (Deficit)                     $3,569,410     $3,703,001


The accompanying notes are an integral part of these financial statements.

ARCA CORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE PERIOD FROM DECEMBER 22, 1995 TO
DECEMBER 31, 1995

                                           1996           1995
                                        ----------     ------------
Revenues
  Rental income                         $  721,583      $     -0-
  Tenant fees and other income              13,107            -0-
  Interest income                            1,173            -0-

     Total revenues                        735,863            -0-

Operating Expenses
  Administrative expenses                  102,788            -0-
  Utilities expense                        101,799            -0-
  Operating and maintenance                109,551            -0-
  Taxes and insurance                      147,203            -0-
  Depreciation and amortization             90,260            -0-

     Total operating expenses              551,601            -0-

Operating income                           184,262            -0-

Interest expense                           332,336            -0-

Loss before minority interest          (   148,074)           -0-

Minority interest                      (     8,662)           -0-

Net loss                               ($  139,412)     $     -0-






The accompanying notes are an integral part of these financial statements.

ARCA CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE PERIOD FROM DECEMBER 22, 1995 TO DECEMBER 31, 1995



                                                       Additional  Stock                        Total
                                    Common Stock       Paid-in     Subscriptions   Accumulated  Stockholders'
                                Shares       Amount    Capital     Receivable      Deficit      Equity
Balance, December 22, 1995         -0-       $   -0-     $    -0-       -0-       $    -0-     $    -0-

Issuance of shares of common
 stock to management              250,000        25          2,475      -0-            -0-        2,500

Subscription for shares of
 common stock                      70,000         7         69,993    (70,000)         -0-          -0-

Balance, January 1, 1996          320,000        32         72,468    (70,000)         -0-        2,500

Collection of stock subscription     -0-         -0-          -0-      70,000          -0-       70,000

Issuance of common stock,
 net of related costs             180,000        18        139,982   (140,000)         -0-          -0-

Net loss                             -0-         -0-          -0-       -0-        (139,412)   (139,412)

Balance, December 31,
 1996                             500,000    $   50       $212,450   ($140,000)   ($139,412)  ($ 66,912)




The accompanying notes are an integral part of these financial statements.

ARCA CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE PERIOD FROM DECEMBER 22, 1995 TO
DECEMBER 31, 1995

                                                    1996         1995
                                               ------------   -------------
Cash Flows From Operating Activities:
  Net loss                                     ($  139,412)   $      -0-
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Minority interest in net loss of
    consolidated subsidiary                    (     8,662)          -0-
    Depreciation and amortization                   90,260           -0-
    (Increase) decrease in:
      Accounts receivable                      (     7,621)          -0-
      Prepaid expenses                         (     4,428)          -0-
      Cash held in escrow                            9,353           -0-
    Increase (decrease) in:
      Accounts payable                         (     5,006)          -0-
      Accrued expenses                              17,693           -0-
      Other liabilities                        (     1,095)          -0-
      Security deposits payable                      6,070           -0-

Net cash used in operating activities          (    42,848)          -0-

Cash Flows From Investing Activities:
  Cash acquired from purchase of business              -0-        53,452
  Collection of stock subscription receivable       70,000           -0-
  Purchases of property and equipment          (    17,758)          -0-

Net cash provided by investing activities           52,242        53,452

Cash Flows from Financing Activities:
  Proceeds from notes payable                       10,000         1,500
  Repayment of notes payable                   (    41,500)          -0-

Net cash (used in) provided by financing
 activities                                    (    31,500)        1,500

Increase (decrease) in cash                    (    22,106)       54,952
Cash, beginning                                     54,952           -0-

Cash, ending                                    $   32,846    $   54,952

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                          $  364,078    $      -0-

Cash paid for income taxes                      $      700    $      -0-

The accompanying notes are an integral part of these financial statements.

ARCA CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE PERIOD FROM DECEMBER 22, 1995 TO
DECEMBER 31, 1995

                                                    1996         1995
                                              -----------  ------------
Non-cash investing and financing activities:

  Purchase of Business
    Fair Value of Assets Acquired Other Than
     Cash                                     $      -0-  ($3,640,549)
    Liabilities assumed                              -0-    3,635,339
    Debt incurred (Notes Payable)                    -0-       50,000
    Minority interest                                -0-        8,662
    Cash acquired from purchase of business   $      -0-   $   53,452

  Issuance of Common Stock
    Stock subscriptions receivable            $  140,000   $   70,000
    Organization costs                               -0-        2,500
    Common stock issued                       $  140,000   $   72,500

  Other Transactions
    Organization costs                        $      -0-   $    5,000
    Liabilities incurred                      $      -0-   $    5,000

    Decrease in cash held in escrow           $  41,679    $      -0-
    Decrease in accrued expenses             (   41,679)          -0-
                                              $     -0-    $      -0-














The accompanying notes are an integral part of these financial statements.

ARCA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

Note 1 - Organization and Business Activity

     ARCA Corp., a real estate holding company was incorporated in the State of New Jersey on December 22, 1995. The Company commenced operations on December 31, 1995 with the acquisition of an 80% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments) through its wholly owned subsidiary, Spring Village Holdings, Inc. The Company's 80% partnership interest is comprised of a 4.5% general partnership interest and 75.5% limited partnership interests. The remaining 20% limited partnership interests are held by unrelated individuals.

     Spring Village Apartments leases 124 residential apartment units to the general public in Sharon Hill, Pennsylvania.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of ARCA Corp., Spring Village Holdings, Inc. and SVG Properties, L.P. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Rental Property

     Rental property is recorded at cost. Depreciation is provided using the straight-line method over its estimated useful life. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

     The estimated useful lives of the major classes of rental property, as determined by the Company's management, are as follows:

          Buildings and improvements     -     40 years
          Building equipment             -     10 years
          Other equipment                -      5 years

ARCA CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1996 AND 1995


Note 2 - Summary of Significant Accounting Policies (continued)

Cash Held in Escrow

     Cash held in escrow includes amounts held by the lender to provide funds necessary for the payment of taxes of the Spring Village Apartment complex.

Revenues

     The Company earns rental income under operating leases with tenants. Rental income is recognized on a straight-line basis over the applicable lease term.

Organization Cost

     Organization costs are amortized on a straight-line basis over five years. Amortization expense for the periods ended December 31, 1996 and 1995 was $1,500 and $-0-.

Security Deposits Payable

     Security deposits payable represents amounts received from tenants and are included in cash on the accompanying balance sheet. As of December 31, 1996, the tenant security deposits payable is underfunded by $22,721. Tenant security deposits are guaranteed by a stockholder.

Advertising

     The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the periods ended December 31, 1996 and 1995 was $5,579 and $-0-.

Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.

Long-Lived Assets

     In March 1996, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Prior to the acquisition of SVG Properties L.P., the rental property was written down to its fair market value.

ARCA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995


Note 2 - Summary of Significant Accounting Policies (continued)

Reclassifications

     Certain items included in the 1995 financial statements have been reclassified to conform with the 1996 financial statement preparation.

Note 3 - Acquisition

     At December 31, 1995, the Company acquired an 80% interest in SVG Properties, L.P. from a stockholder in exchange for $50,000 in notes. The purchase method was used to account for the acquisition.

     The purchase price was allocated as follows:

          Rental Property                      $3,499,377
          Cash                                     53,452
          Cash held in escrow                      83,398
          Accounts receivable                       7,960
          Prepaid expenses                         49,814
          Mortgage note payable               ( 3,154,949)
          Accrued interest                    (   395,715)
          Accounts payable                    (    16,612)
          Accrued expenses                    (    20,337)
          Security deposit payable            (    46,631)
          Other liabilities                   (     1,095)
          Minority interest                   (     8,662)

               Notes issued                    $   50,000

Note 4 - Rental Property

      Rental property at December 31, 1996 and 1995 consisted of the following:

                                                 1996         1995
                                             -----------   -----------
          Land                                $  292,792   $  292,792
          Buildings and improvements           3,127,770    3,127,770
          Building equipment                      87,548       69,790
          Office equipment                         9,025        9,025
                                              $3,517,135   $3,499,377
          Less accumulated depreciation      (    88,760)         -0-

          Rental property, net                $3,428,375   $3,499,377

     Depreciation expense for the periods ended December 31, 1996 and 1995 was $88,760 and $-0-.

ARCA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

Note 5 - Cash Held in Escrow

     Cash held in escrow at December 31, 1996 and 1995 consisted of the following:

                                                 1996         1995
                                             -----------  ----------
          Mortgage escrow deposits            $   32,099  $   32,228
          Reserve fund for replacements              -0-      41,680
          Heat, insurance and capital
           expense escrow                            267       9,490

                                              $   32,366  $   83,398

Note 6 - Mortgage Note Payable

     Mortgage note payable at December 31, 1996 and 1995 consisted of:

                                                 1996         1995
                                             ------------ -----------
Mortgage note payable in monthly
     installments of $28,740 (including
     principal and interest at 10 1/2%),
     due November 2022, collateralized by
     land, buildings, improvements     and
     equipment, secured by an assignment
     of the management agreement between the
     General Partner and SVG Properties, L.P. $3,154,949  $3,154,949

     In 1995, the mortgage note was payable to the Department of Housing and Urban Development (HUD) under the provision of Section 207, pursuant to
Section 223 (f) and Section 244 of the National Housing Act, and was subject to the terms of a Provisional Workout Arrangement. In September 1996, HUD sold the mortgage on the Property to Resource Properties XXIII, Inc. (RPI). The mortgage note payable is subject to the same terms of the Arrangement.

     In accordance with the terms of the arrangement, principle payments on the mortgage note payable are suspended through December 31, 2002. The Company is required to make minimum monthly payments consisting of a specified percentage of the interest due with annual increases through December 31, 2002 as follows:

                          Monthly              Percentage of
                          Amount             Accruing Interest
                          --------           -----------------
          1996            $26,750                  97%
          1997            $27,750                 101%
          1998            $28,500                 103%
          1999            $30,500                 110%
          2000            $31,500                 114%
          2001            $33,000                 120%
          2002            $34,000                 123%

ARCA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995


Note 6 - Mortgage Note Payable (continued)

     On January 1, 2003, if the lender deems it financially feasible, the mortgage will be modified and the mortgage payment will be set to amortize the then existing balance (principal and accrued interest) at 10 1/2% over the remaining term of the mortgage through November 2022.

     The arrangement also contains a call provision which gives the lender the option to declare the entire indebtedness due and payable at or after ten years from the date of the modification (January 1, 2012).

     On November 22, 1996, the Company entered into an agreement (the Agreement) with RPI whereby RPI agreed to recast the existing debt to RPI subject to the following terms:

     (a)RPI will lend the Company up to $110,000 for the removal of the underground oil tanks (Note 10) in order to permit the Company to refinance the existing mortgage note payable. The note will bear interest at 10% with the principal due on the earlier of November 2022 or when the final payment is due on the mortgage note. Payments will be made from the Company's cash flow before management fees as defined in the Agreement.

     (b)If prior to the earlier of: (i) one year from the date of the successful removal of the underground oil tanks, or (ii) June 30, 1998, the Company secures a first mortgage loan (New Note) of at least $2,300,000, then RPI will retain a subordinate position in the promissory note payable, the mortgate note payable and the accrued interest thereon, up to the difference between the New Note and $3,350,000 at 1.5% above the New Note's interest rate payable. Payments will be made based on a twenty-five year amortization from the Company's cash flow as defined in the Agreement. After payment of all of the aforementioned debt, the residual amount will be assigned to a stockholder subject to certain covenants and restrictions.


     The carrying amount of the Company's debt approximates its fair value at December 31, 1996.

ARCA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

Note 7 - Notes Payable

     Notes payable consist of the following:

                                              1996      1995
                                            --------   --------
          Notes payable to stockholders
           with interest @ 8%, due on
           demand, unsecured                 $10,000   $51,500

          Note payable to related party
           with interest at 10%, due
           January 1998, unsecured            10,000       -0-
                                             $20,000   $51,500

     Interest paid to stockholders in 1996 and 1995 was $1,066 and $0.

Note 8 - Equity and Stock Subscriptions Receivable

     Two hundred fifty thousand (250,000) shares of common stock were issued to the officers of the Company for services rendered in connection with organizing the Company. At the time of issuance, the Company was newly formed and had no assets. The shares were issued, as founder shares, for $.01 per share.

     On December 27, 1995, subscriptions for seventy thousand (70,000) shares of common stock at $1 per share were received. The subscription receivables were fully collected and the corresponding stock issued in February 1996.

     On May 31, 1996, subscriptions for one hundred forty thousand (140,000) shares of common stock at $1 per share were received from Eastern States Energy, Inc. (Eastern) in the form of a promissory note receivable. The note is to be collected solely from the net cash proceeds realized from the sale or liquidation of the assets of Eastern. On November 15, 1996, the 140,000 shares of Eastern were reissued to the stockholders of Eastern pursuant to a Plan of Liquidation of Eastern.

     Sixteen thousand (16,000) shares of common stock were issued to the President of the Company and twenty-four thousand (24,000) shares were issued to a consultant for services rendered in connection with the preparation of the registration statement and prospectus for the 140,000 shares of stock issued on May 31, 1996.

ARCA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995


Note 9 - Related Party Transactions


Management of Rental Property

     The rental property is managed by a company which is owned by a stockholder. The current management agreement provides for a management fee of 5% of gross income. Management fees for the periods ended December 31, 1996 and 1995 were $36,770 and $-0-.

Leases

     The Company leases its office space from a company which is owned by a stockholder. Monthly rental payments are $250 per month. Rent expense for the periods ended December 31, 1996 and 1995 were $3,000 and $-0-.

Note 10 - Commitments and Contingencies


     Located beneath the Spring Village Apartment complex are seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks are not regulated by the State of Pennsylvania. The Company plans to remove the tanks as part of a potential future refinancing of the property. Management estimates the cost to remove the tanks will not exceed $75,000. If the soils around the tanks were contaminated by leaks, the Company estimates the cost to remove the soil also would not exceed $35,000. There can be no assurance that the costs to remove the tanks and contaminated soils, if any, will not exceed these estimates. As of December 31, 1996, the lender (RPI) has agreed to fund the removal of the tanks up to $110,000 (Note
6).

SVG PROPERTIES, L.P.

T/A SPRING VILLAGE APARTMENTS

FINANCIAL STATEMENTS

DECEMBER 31, 1996 AND 1995

INDEPENDENT AUDITORS' REPORT



To the Partners
SVG Properties, L.P. T/A Spring Village Apartments
Maple Shade, New Jersey



     We have audited the accompanying statements of income before depreciation and amortization and interest expense of SVG PROPERTIES, L.P. T/A SPRING VILLAGE APARTMENTS for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the statements of income before depreciation and amortization and interest expense referred to above present fairly, in all material respects the results of operations before depreciation and amortization and interest expense of SVG PROPERTIES, L.P. T/A SPRING VILLAGE APARTMENTS for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


                                   HAEFELE, FLANAGAN & CO., P.C.


Moorestown, New Jersey
February 20, 1997

SVG PROPERTIES, L.P.
T/A SPRING VILLAGE APARTMENTS
STATEMENTS OF INCOME BEFORE DEPRECIATION AND AMORTIZATION
AND INTEREST EXPENSE
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                      1996             1995
                                   -----------      ------------
Revenues
  Rental income                    $  721,583        $  723,838
  Tenant fees and other income         13,107            13,646
  Interest income                       1,173             1,318

      Total revenues                  735,863           738,802

Operating expenses
  Administrative expenses              92,851            95,569
  Utilities expense                   101,799            98,611
  Operating and maintenance           106,491           103,442
  Taxes and insurance                 143,318           146,194

       Total operating expenses       444,459           443,816

Net income before depreciation
 and amortization and interest
 expense                           $  291,404        $  294,986


















The accompanying notes are an integral part of these financial statements.

SVG PROPERTIES, L.P.
T/A SPRING VILLAGE APARTMENTS
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

     SVG Properties, L.P., a limited partnership, was merged into its limited partner in 1993. The surviving partnership was organized under the state laws of New Jersey and is trading as Spring Village Apartments. The Partnership is engaged in the business of leasing the 124 residential apartment units of Spring Village Apartments in Sharon Hill, Pennsylvania.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenues

     The Partnership earns rental income under operating leases with tenants. Rental income is recognized on a straight-line basis over the applicable lease term.

Advertising

  The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the years ended December 31, 1996 and 1995 was $5,579 and $8,449.

Income Taxes

     The Partnership is not required to provide for, or pay any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them individually.

Note 2 - Acquisition

     On December 31, 1995, ARCA Corp., through its wholly owned subsidiary, Spring Village Holdings, Inc. acquired an 80% interest in the Partnership. ARCA Corp.'s 80% partnership interest is comprised of a 4.5% general partnership interest and 75.5% limited partnership interests. The remaining 20% limited partnership interests are held by unrelated individuals. The purchase method was used to account for the acquisition. The cost of the rental property of the Partnership was adjusted accordingly.

SVG PROPERTIES, L.P.
T/A SPRING VILLAGE APARTMENTS
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995


Note 3 - Depreciation and Amortization

     Depreciation expense for the years ended December 31, 1996 and 1995 was $87,225 and $110,884. Depreciation in future periods will be computed on the straight-line method using the following values for the rental property:

                                                       Annual
                                                    Depreciation
Rental Property             Cost       Life            Expense
---------------          -----------   --------    ---------------
Land                      $  292,792
Building and improvements  3,127,770   40 years     $  78,194
Building equipment            72,196   10 years         7,220
Other equipment                9,025    5 years         1,805
                          $3,501,783                $  87,219

     Amortization expense for the years ended December 31, 1996 and 1995 was $0 and $300. There will be no amortization expense in future periods.


Note 4 - Interest Expense

     Interest expense for the years ended December 31, 1996 and 1995 was $332,295 and $331,270. Interest expense in future periods will be based on the cost of financing at that time.


Note 5 - Related Party Transactions

Management Fee

     The property is managed by the General Partner. The current management agreement provides for a management fee of 5% of gross income. Management fees for the years ended December 31, 1996 and 1995 were $36,770 and $36,858.


Payroll and Maintenance Services


     In 1995, the General Partner was reimbursed for actual wages paid to on-site personnel and actual health insurance premiums paid for on-site personnel plus a percentage for payroll taxes and workers' compensation insurance. This was discontinued January 1, 1996. The General Partner also provided maintenance services to the Partnership. The Partnership was billed as follows:

SVG PROPERTIES, L.P.
T/A SPRING VILLAGE APARTMENTS
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995


Note 5 - Related Party Transactions (continued)

Payroll and Maintenance Services (continued)

                                                1996     1995
                                              --------  --------
     Office salaries                          $    -0-  $ 25,125
     Maintenance salaries                          -0-    43,199
     Payroll taxes                                 -0-     7,429
     Workers' compensation insurance               -0-     4,117
     Employee benefits                             -0-     7,081
     Other maintenance services                    -0-       420

                                              $    -0-  $ 87,371

Note 6 - Commitments and Contingencies

     Located beneath the Spring Village Apartment complex are seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks are not regulated by the State of Pennsylvania. The Company plans to remove the tanks as part of a potential future refinancing of the property. Management estimates the cost to remove the tanks will not exceed $75,000. If the soils around the tanks were contaminated by leaks, the Company estimates the cost to remove the soil would also not exceed $35,000. There can be no assurance that the costs to remove the tanks and contaminated soils, if any, will not exceed these estimates. As of December 31, 1996, the Partnership's lender has agreed to fund the removal of the tanks and the soil remediation up to $110,000.

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure
----------------------------------------------------------

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------



The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:


                              Age               Title
                              ----              ------

Harry J. Santoro, CPA          43               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      54               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 43 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate development. He left the firm in 1982 to form a company to invest in real estate. He is currently engaged in real estate development and apartment management as principal and President of H. James Santoro, Inc.

Stephen M. Robinson.    Mr. Robinson, who is 54 years old, is admitted to
practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings, '34 Act filings for public companies and securities-oriented litigation. During the period from 1986 through 1992, Mr. Robinson was a shareholder of the law firm of Robinson & Sacharow, P.C.,
located in Maple Shade, New Jersey.   Mr. Robinson left such firm in 1992, and
opened an office at 172 Tuckerton Road, Medford, New Jersey where he continues his securities practice.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Directors of the Company do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Item 10.  Executive Compensation.

Summary Compensation Table
                                                 Annual Compensation

Name and                                                    Other Annual
Principal Position     Year   Salary           Bonus        Compensation
------------------     ----   ------           ------       ------------
Harry J. Santoro,      1996   116,000 Shares      0           0<F1>
President, Treasurer

Stephen M. Robinson,   1996   150,000 Shares      0           0
VP, Secretary

<F1>   SVG Properties, L.P. entered into a management agreement with H. James
Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex. Such agreement is currently in effect on a month to month basis, and shall terminate when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with
RPI.   Upon termination of the management agreement, Mr. Santoro shall be paid a salary of $39,000 per year.  Mr. Santoro owns 100% of H. James Santoro, Inc.

Employment and Consulting Agreements
------------------------------------

The employment agreements of the officers terminated on December 22, 1996, and have not been renewed. The officers of the Company have received no compensation for the period December 23, 1996 through the date of this Form 10-KSB, but it is the intention of the Company to award compensation, at a future date, commensurate with the level of work performed on behalf of the Company by such officers.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 1996, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group, both before and after giving effect to the offering.

                      Number of Shares of         Percentage of Outstanding
Name and Address of   Common Stock                     Common Stock
Beneficial Owner      Beneficially Owned <F1>      Beneficially Owned <F2>
------------------    ----------------------       -----------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          150,000                           30.0%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        116,000                           23.2%

All Directors and
Officers as a
group (2 persons)            266,000                           53.2%

<F1>
  Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

<F2>  Represents the number of shares of Common Stock beneficially owned as of the date of this Form 10-KSB by each named person or group, expressed as a percentage of the sum of all of the shares of such class outstanding as of such date and the number of shares not outstanding but beneficially owned by such named person or group.


Item 12.  Certain Relationships and Related Party Transactions
--------------------------------------------------------------


Pursuant to an agreement between the Company and Harry J. Santoro and companies affiliated with him, the Company acquired on December 31, 1995 for $50,000 from Mr. Santoro, and companies affiliated with him, an 80% partnership interest in SVG Properties, L.P., representing all of Mr. Santoro's ownership in the Partnership. The purchase is summarized below.

The Sellers were the owners of an aggregate of 80% of the limited or general partnership interests of S.V.G. Properties, L.P. (SVG), as follows:

      Sellers                              Percentage            Type
      -------                              ----------            ----
      Harry J. Santoro                      15.00                Limited
      H.J.S. Venture Capital Co., Inc.*     44.00                Limited
      H. James Santoro, Inc.*               16.50                Limited
      H. James Santoro, Inc.*                4.50                General

      The partnership interests in SVG were paid for as follows:

 Partner                             Interest Sold            Consideration
 -------                             -------------            -------------
 Harry J. Santoro                        15.00%                 $  9,375.00
 H.J.S. Venture Capital Co., Inc.*       44.00%                   27,500.00
 H. James Santoro, Inc.                  21.00%                   13,125.00
 Total                                   80.00%                  $50,000.00

 *Owned 100% by Harry J. Santoro

SVG Properties, L.P. entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the
Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex. Such agreement is currently in effect on a month to month basis, and shall terminate when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. Upon termination of the management agreement, Mr. Santoro shall be paid a salary of $39,000 per year. Mr. Santoro owns 100% of H. James Santoro, Inc.

The Company currently shares its principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under the lease, which terminates in March 1998, is $500, of which one half will be paid by the Company. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits
    --------

 3.1*    Articles of Incorporation of Registrant filed on December 22, 1995

 3.2*    By-Laws of the Registrant

10.2*   Employment Agreement between the Registrant and Harry J. Santoro dated
December 29, 1995

10.3*   Employment Agreement between the Registrant and Stephen M. Robinson dated December 29, 1995

10.4*   Promissory Note between the Registrant and Eastern States Energy, Inc.
dated May 31, 1996

10.5*   Subscription Agreement between the Registrant and Eastern States
Energy, Inc. dated May 31, 1996

10.6*   Provisional Workout Agreement between S.V.G. Properties, L.P. and the
Department of Housing and Urban Development, dated January 1, 1994

10.7*   Mortgage Note between SVG Properties, L.P. and Brennan-Indio, Inc.
covering the Spring Village Apartments in the amount of $3,200,000

10.8*   Mortgage between SVG Properties, L.P. and Brennan-Indio, Inc. covering the Spring Village Apartments in the amount of $3,200,000

10.9 Loan Agreement between Resource Properties XXIII, Inc. and SVG Properties, L.P. in the amount of $110,000.

11.1    Statement re computation of per-share earnings





21.1*   List of subsidiaries of the Registrant
27.1    Financial Data Schedule


(b) Reports on Form 8-K
    -------------------

There were no reports on Form 8-K for the period January 1, 1996 through December 31, 1996.

---------

*Incorporated by reference to the Registrant's Registration Statement on Form SB-2 number 333-5278-NY, effective November 4, 1996.

                                         EXHIBIT 10.9
  LOAN AGREEMENT BETWEEN RESOURCE PROPERTIES XXIII, INC. AND SVG PROPERTIES,
L.P.


                                      AGREEMENT

     This Agreement (the "Agreement") is made this 25th day of November, 1996 by and between RESOURCE PROPERTIES XXIII, INC., a Delaware corporation ("Resource") and SVG PROPERTIES, L.P., a New Jersey limited partnership ("SVG").

     WHEREAS, SVG is the owner of property whose address is 601 Poplar Street, Sharon Hill, PA which is improved by an apartment building consisting of 125 units commonly known as Mill Springs Apartments (the land and building together are referred to herein as the "Property"); and

     WHEREAS, Resource is the holder of a mortgage note (the "Mortgage Note") on the Property in the original principal amount of $3,200,000; and

     WHEREAS, on October 23, 1987, SVG entered into a Regulatory Agreement for Multifamily Housing Projects Coinsured by HUD (the "Regulatory Agreement"); and

     WHEREAS, effective January 1, 1994, SVG entered into a Provisional Workout Agreement with the Department of Housing and Urban Development ("HUD"), a prior holder of the Note, whose rights thereunder have been assigned to Resource; and

     WHEREAS, the parties are both aware that there are underground oil storage tanks on the Property; and

     WHEREAS, SVG would like to borrow the money to remove the storage tanks and remediate any contaminated soil on the terms and conditions set forth herein; and

     WHEREAS, Resource is willing to lend SVG the money to do so on the terms and conditions set forth herein.

     NOW THEREFORE, in consideration of the premises recited above and the covenants and agreement set forth below, intending to be legally bound, the parties hereto agree as follows:

     1. Removal and Remediation. Within five (5) days from the date hereof, SVG will solicit bids from qualified, licensed and bonded contractors for the removal of the underground storage tanks and remediation of any contaminated soil on the Property ("Removal and Remediation"). The Removal and Remediation shall be performed in strict accordance with the provisions of the Pennsylvania Storage Tank and Spill Prevention Act (the "Act") and the regulations promulgated by the Pennsylvania Department of Environmental Resources (the "Department") thereunder. If SVG is able to obtain bids with estimated Removal and Remediation costs of less than One Hundred Ten Thousand Dollars ($110,000) from qualified, licensed and bonded contractors, SVG shall enter into such contracts of Removal and Remediation provided Resource has approved all of the terms and conditions of such contracts.

     SVG agrees to file an application for removal of the tanks with the Department if required under the Act within five (5) days after the receipt oft acceptable bid.

     SVG agrees to furnish Resource with a copy of all applications, reports, and correspondence relating to such Removal and Remediation within five (5) days after the receipt of filing of such documents.

     2. Agreement to Lend. Resource shall lend the amounts up to the total amount required under the contracts for Removal and Remediation as such funds are required under such contracts. At the option of Resource, any amounts due may be paid directly from Resource to a contractor, with SVG's loan account being charged.

    3.  Terms of Loan.

     (a) Any loan made pursuant to Paragraph 2 hereof shall be evidenced by a promissory note in the form of Exhibit "A" hereto (the "Note") and shall be payable as herein and therein set forth.

     (b) The Note shall bear interest at the rate of ten percent (10%) annually, compounded monthly; principal shall be due on the earlier of November 1, 2022 or when the final payment of principal is due on the Mortgage Note, whether by acceleration or otherwise. Payments of accrued interest and mandatory prepayments of principal shall be made in an amount equal to one hundred percent (100%) of SVG's Cash Flow From the Property. Cash Flow From the Property shall mean gross revenues from the Property less payments made under Mortgage Note as modified by the Provisional Workout Agreement and ordinary and necessary cash disbursements incurred in connection with the Property but specifically excluding any management fee to any party and any amount paid for any purpose to SVG or any person with whom SVG has an Identity-of-Interest (as defined in the Regulatory Agreement) except for payments made to H. James Santoro, Inc. for employee benefits with respect to employees of SVG who are not related to Harry J. Santoro.

     4. Reporting Requirements. So long as any amount is due under the Note or the Mortgage Note, SVG shall deliver to Resource such data, reports, statements and information, financial or otherwise, as Resource may reasonably request including, without limitation:

     (i) within ninety (90) days after the end of the fiscal year of SVG, financial statements of SVG for such year including a balance sheet, a statement of cash flow and an income statement, all in reasonable detail and prepared in accordance with generally accepted accounting principles, including all supporting schedules, and certified by independent public accountants or recognized standing or by Harry J. Santoro; and

     (ii) within thirty-five (35) days after the end of each calendar month, financial statements for the Property including a of cash flow and an accrual basis income statement certified as correct by Harry J. Santoro.


     5. Inspection. SVG will permit any of Resource's officers or other representatives to visit the offices of SVG during regular business hours to examine and audit all of SVG's books of account, records, requests and other papers. All costs of such examination shall be paid by Resource unless such examination reveals a total discrepancy in excess of five percent (5 %) of the Cash Flow of the property, in which case all costs of such examination shall be paid by SVG.

     6. Default. If any financial statements defined pursuant to Paragraph 4 or any books and records made available to Resource pursuant to Paragraph 5 are determined in the reasonable opinion of independent certified public accountants not regularly employed by Resource to have been materially false or misleading, SVG shall be deemed to be in default of this Agreement.

     7. Other Documents. Any default by SVG under this Agreement or the Note shall be deemed to be in default under the Mortgage Note and the Provisional Workout Agreement. Borrower acknowledges that the Mortgage Note as modified by the Provisional Workout Agreement is in full force and effect and acknowledges there has been no default by any holder of the Mortgage Note and hereby waives any defenses or counterclaims it might have with respect to enforcement or collection of the Mortgage Note. SVG agrees to execute such documents as may be necessary so that its obligations under the Note will be secured by the Property.

     8. Certain Refinancings. If, prior to the earlier of: (i) one year from the date that a closure report acceptable to most lenders is received by SVG~rom the engineering firm retained to remove the oil tanks and perform the remedial work, if any; or (ii) June 30, 1998, SVG is successful in finding a lender that makes a first mortgage loan secured by the Property in an amount sufficient to provide Resource with net proceeds (after all fees, costs and expenses of the transaction) of at least Two Million Three Hundred Thousand Dollars ($2,300,000), then Resource will:

     (i) subordinate both the mortgage securing the Mortgage Note and any mortgage securing the Note to the mortgage of the new lender;

     (ii) agree to modify the payment terms of the Mortgage Note and the Note as follows:

             (a) interest shall accrue at a rate of 150 basis points above the interest rate on the new first mortgage on a deemed total principal amount equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000) less the original principal amount of the new first mortgage.

            (b) payments of interest and principal (based on the deemed c principal amount described in Paragraph 8(ii)(a)) shall be payable monthly and shall be based on a twenty-five year amortization. However, to the extent the Net Cash Flow from the Property is insufficient to make the scheduled payments of interest and principal in full, SVG shall pay over to Resource until such time as the scheduled payments are current one hundred percent (100%) of the Net Cash Flow from the Property. Net Cash Flow from the Property shall mean Cash Flow before any payments on the Mortgage Note or the Note less payments made under the new first mortgage loan and contributions to escrow accounts reasonably established for taxes, insurance, utilities and replacements provided that any such escrow account shall be controlled by either the new first mortgage lender or Resource. Any interest payments not made as required because of insufficient Net Cash Flow shall be added to principal and shall bear interest at the rate set in Paragraph 8(ii)(a), compounded monthly.

     (iii) agree to special provisions in the obligations of SVG retained by Resource as may be required by the new first mortgage lender to the extent such provisions are reasonable when compared to similar "soft second" mortgages permitted by the other first mortgage lenders in the reasonable opinion of Resource.

     (iv) after it has received all of the interest and principal required under Paragraph 8(ii), assign its interest in the Mortgage Note and the Note to Harry J. Santoro for no additional consideration.

     9. Notices. Any notices required or permitted by the Agreement shall be in writing and shall be deemed given if delivered in person or if not by telecopy or by nationally recognized overnight courier, via first class, Certified or Registered
Mail, postage prepaid, as follows, unless such addresses are changed by written notice hereunder.

If to SVG Properties, L.P.:

SVG Properties, L.P.
c/o Harry J. Santoro
215 W. Main Street
Maple Shade, New Jersey 08052


If to Resource Properties XXIII:

Resource Properties XXIII
1521 Locust Street - Suite 400
Philadelphia, PA 19102
Attn: Scott F. Schaeffer

     10. Choice of Law and Consent of Jurisdiction. SVG and Resource agree that Pennsylvania law shall govern this Agreement and hereby irrevocably consent to the jurisdiction of the Court of Common Pleas of Delaware County, Commonwealth of Pennsylvania in the United States District Court for the Eastern District of Pennsylvania in any and all actions and proceedings occurring under this Agreement any other agreement or understanding between the parties and

     IN WITNESS WHEREOF, the parties hereto have executed or caused to be executed this Agreement as of the date first written above.


Attest:                      RESOURCE PROPERTIES XXIII, INC.

/s/ Kimberly A. Tower        /s/ Scott B. Shaffer
---------------------        ------------------------


Attest:                      SVG PROPERTIES, L.P.
                             By: SPRING VILLAGE HOLDINGS, INC.
                                 General Partner

/s/ Harry J. Santoro         /s/ Harry J. Santoro
--------------------         ------------------------

                                  NOTE

$110,000.00                                    Philadelphia, PA
                                              November 25, 1996

     FOR VALUE RECEIVED and intending to be legally bound, the undersigned, SVG PROPERTIES, L.P., a New Jersey limited partnership ("Borrower"), promises to pay, in lawful money of the United States, to the order of RESOURCE PROPERTIES XXIII, INC. ("Lender"), at its offices, 1521 Locust Street, Philadelphia, PA 19102 (or at such other address as Lender may designate to Borrower), the maximum aggregate principal sum of One Hundred Ten Thousand Dollars ($110,000) or such lesser sum which represents the outstanding principal balance of all amounts advanced to the Borrower, the "Loans"), pursuant to the provisions of that certain Agreement dated as of November 25, 1996 between Borrower and Lender (the "Agreement"). The outstanding principal balance hereunder shall be payable pursuant to the terms hereof and of the Agreement. The actual amount due and owing from time to time hereunder shall be evidenced by Lender's records of receipts and disbursements with respect to the Loans, which shall be conclusive evidence of such amount, absent manifest error. All terms not otherwise defined herein shall have the meaning ascribed to them in the Agreement.

     Borrower further agrees to pay interest on the outstanding principal balance hereunder from time to time at the per annum rate set forth in Paragraph 3(b) of the Agreement. Interest and principal shall be due and payable on the dates and otherwise in accordance with the terms of the Agreement. In no contingency or event shall the amount of interest paid or agreed to be paid to Lender hereunder exceed the highest lawful rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In such event, the interest rate shall automatically be reduced to the maximum rate permitted by such law.

     This Note shall evidence Borrower's unconditional obligations to repay the aggregate outstanding balance of all of Loans made to Borrower, with interest thereon, and any expenses of collection, including attorneys' fees and expenses (the "Expenses") in connection therewith. If Borrower fails to make any payment required hereunder or if a default occurs under the Agreement, Lender shall thereupon have the option at any time and from time to time pursuant to the terms of the Agreement, to declare the unpaid principal balance of this Note along with accrued and unpaid interest and Expenses to be immediately due an payable and to exercise all rights and remedies set forth herein and in the other Agreement as well as all rights and remedies otherwise available to Lender at law or in equity, to collect the unpaid indebtedness hereunder and thereunder.

     Borrower hereby waives presentment for payment, protest, demand, notice of nonpayment or dishonor and all other notices in connection with the delivery, acceptance, performance or enforcement of this Note. Any failure or delay of Lender to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any other time or times. The waiver by Lender of a breach or default of any provision of this Note shall not operate or be construed as a waiver of any subsequent breach or default thereof. Borrower agrees to reimburse Lender for all Expenses, including, without limitation, attorneys' fees and costs incurred by Lender to enforce the provisions of this Note, to protect, preserve and defend Lender's rights under the Agreement and to collect Borrower's obligations hereunder.

     BORROWER IRREVOCABLY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF RECORD IN THE COMMONWEALTH OF PENNSYLVANIA,
UPON THE OCCURRENCE OF AN EVENT OF DEFAULT UNDER THE AGREEMENT, TO APPEAR FOR BORROWER IN ANY SUCH COURT, WITH OR WITHOUT DECLARATION FILED, AS OF ANY TERM OR TIME THERE OR ELSEWHERE TO BE HELD AND THEREIN TO CONFESS OR ENTER JUDGMENT AGAINST BORROWER IN FAVOR OF THE LENDER FOR ALL SUMS DUE OR TO BECOME DUE BY BORROWER TO LENDER UNDER THIS NOTE, WITH COSTS OF SUIT AND RELEASE OF ERRORS AND WITH THE GREATER OF FIVE PERCENT (5%) OF SUCH SUMS OR $7,500.00 ADDED AS A REASONABLE ATTORNEY'S FEE; AND FOR DOING SO THIS NOTE OR A COPY VERIFIED BY AFFIDAVIT SHALL BE SUFFICIENT WARRANT; SUCH AUTHORITY AND POWER SHALL NOT BE EXHAUSTED BY ANY EXERCISE THEREOF, AND JUDGMENT MAY BE CONFESSED AS AFORESAID FROM TIME TO TIME AS OFTEN AS THERE IS OCCASION THEREFOR.

     BORROWER ACKNOWLEDGES THAT IT HAS HAD THE ASSISTANCE OF COUNSEL IN THE REVIEW AND EXECUTION OF THIS NOTE AND FURTHER ACKNOWLEDGES THAT THE MEANING AND EFFECT OF THE CONFESSION OF JUDGMENT HAVE BEEN FULLY EXPLAINED TO IT BY SUCH COUNSEL.

     BORROWER, BEING FULLY AWARE OF THE RIGHT TO NOTICE AND A HEARING CONCERNING THE VALIDITY OF ANY AND ALL CLAIMS THAT MAY BE ASSERTED AGAINST BORROWER BY THE LENDER BEFORE A JUDGMENT CAN BE ENTERED HEREUNDER OR BEFORE EXECUTION MAY BE LEVIED ON SUCH JUDGMENT AGAINST ANY AND ALL PROPERTY OF BOA-ROWER, HEREBY WAIVES THESE RIGHTS AND AGREES AND CONSENTS TO JUDGMENT BEING ENTERED BY CONFESSION IN ACCORDANCE WITH THE TERMS HEREOF AND EXECUTION BEING LEVIED ON SUCH JUDGMENT AGAINST ANY AND ALL PROPERTY OF BORROWER, IN EACH CASE WITHOUT FIRST-GIVING NOTICE AND THE OPPORTUNITY TO BE HEARD ON THE VALIDITY OF THE CLAIM OR CLAIMS UPON WHICH SUCH JUDGMENT IS ENTERED.

     All contractual rates of interest chargeable on outstanding Loans, regardless of the then applicable interest rate, shall continue to accrue and be paid even after default, maturity, acceleration, judgment, bankruptcy, insolvency proceedings of any kind or the happening of any event or occurrence similar or dissimilar.


     Notwithstanding anything in this Note or in any agreement securing this Note to the contrary, the liability of Borrower under this Note and any agreement securing this Not shall be nonrecourse to the general partner or any limited partner of Borrower and such general and limited partners shall have no liability whatsoever under this Note and any agreement securing this Note. No deficiency or other personal judgment shall be sought against such general or limited partner.

     This Note shall be construed and governed by the laws of the Commonwealth of Pennsylvania, without regard to its otherwise applicable principles of conflict of laws. The provisions of this Note are severable and the invalidity or unenforceability of any provision shall not alter or impair the remaining provisions of this Note. Jury trial is waived by Borrower and Lender in connection with any controversy or proceeding involving the rights of the parties to this Note, whether sounding in contract, tort or otherwise.

     IN WITNESS WHEREOF, and intending to be legally bound hereby, Borrower has executed these presents the day and year first above written.


Attest:                      SVG PROPERTIES, L.P.
                             By: SPRING VILLAGE HOLDINGS, INC.
                                 General Partner

/s/ Harry J. Santoro         /s/ Harry J. Santoro
--------------------         ------------------------

                        EARNINGS PER SHARE SCHEDULE
                               Exhibit 11.1



            Calculation of Net Income

Net Income (loss)                                       (139,412)
  Assumed interest expense reduction                           0
  Assumed interest income increase                             0
                                                       ----------
                                                        (139,412)
                                                       ==========

            Calculation of weighted average number of shares

  Weighted average shares outstanding                    500,000
  Common stock equivalents                                     0
                                                       ----------
                                                         500,000
                                                       ==========

            Net income (loss) per share                     (.28)
                                                       ==========

[ARTICLE] 5

[PERIOD-TYPE]                              YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-START]                             JAN-01-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                          32,846
[SECURITIES]                                         0
[RECEIVABLES]                                   15,581
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               135,035
[PP&E]                                       3,517,135
[DEPRECIATION]                                  88,760
[TOTAL-ASSETS]                               3,569,410
[CURRENT-LIABILITIES]                          125,903
[BONDS]                                      3,490,419
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            50
[OTHER-SE]                                    (66,962)
[TOTAL-LIABILITY-AND-EQUITY]                 3,569,410
[SALES]                                              0
[TOTAL-REVENUES]                               735,863
[CGS]                                                0
[TOTAL-COSTS]                                  551,601
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             332,336
[INCOME-PRETAX]                              (139,412)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (139,412)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (139,412)
[EPS-PRIMARY]                                    (.28)
[EPS-DILUTED]                                    (.28)