Form 10KSB/A
period 1996-12-31
ARCA CORP
filed 1997-05-09
CIK 1006762

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB/A
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/96.


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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days) [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]


State issuer's revenues for its most recent fiscal year: $735,863.

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996 was $234,000. Since no bid or offer had been submitted by any market maker as of the date of this Form 10-KSB/A, the market value is based upon the offering price of the Common Stock of $1.00 per share pursuant to the Company's registration statement number 333-5278-NY which became effective on November 4, 1996.
The Company had 500,000 shares of common stock, par value $.0001 per share, outstanding as of December 31, 1996.

Documents incorporated by reference: The Company incorporates by reference various exhibits from the Company's Registration Statement on Form SB-2, file No. 33-5278-NY, which became effective on November 4, 1996.

Transitional Small Business Disclosure:     Yes       No
                                                      XX
                                            ----     -----

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ARCA CORP.



                                          /s/ Harry J. Santoro
Dated: May 5, 1997                  By:  -------------------------------
                                         Harry J. Santoro, President
                                         (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           /s/ Harry J. Santoro
Dated: May 5, 1997                         -------------------------------
                                           Harry J. Santoro
                                           President, Treasurer and Director
                                           (Principal Executive Officer)


                                           /s/ Stephen M. Robinson
Dated: May 5, 1997                         -------------------------------
                                           Stephen M. Robinson
                                           Vice President, Secretary
                                           and Director