Form 10QSB
period 1997-03-31
ARCA CORP
filed 1997-05-15
CIK 1006762

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Yes  XX      No
    ----         ----
The Company had 515,000 shares of common stock, par value $.0001 per share, outstanding as of March 31, 1997.

             ARCA CORP. AND SUBSIDIARY
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 1997 and MARCH 31, 1996................3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 1997 AND
                MARCH 31, 1996...................................4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 1997 AND
                MARCH 31, 1996...................................5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE PERIOD
                COMMENCING JANUARY 1, 1996 AND ENDING
                ENDED MARCH 31, 1997.............................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.............8

PART II.  OTHER INFORMATION.....................................10

      SIGNATURES................................................11

      EXHIBIT 1  EARNINGS PER SHARE SCHEDULE....................12

              ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEET
                 MARCH 31, 1997 AND
                 MARCH 31, 1996

                     (UNAUDITED)
ASSETS                                           1997               1996
                                                 ----               ----
 Rental property, net of accumulated
     depreciation of $110,744 and
     21,397 respectively                        $3,409,829     $3,464,092

 Cash                                               39,678         66,077
 Cash held in escrow                                28,845        103,945
 Accounts receivable                                10,837          4,214
 Deferred offering costs                            30,000              0
 Prepaid expenses                                   44,502         24,894
 Organization Costs, net of accumulated
  amortization of $1,875 and
  $375, respectively                                 5,666          7,125
 Cost in excess of net asset acquired,
  net of accumulated amortization of $384                0         14,968
                                                ----------    -----------

TOTAL ASSETS                                    $3,569,357     $3,685,315
                                                ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                         $3,154,949    $3,154,949
  Accrued interest                                  335,982       398,199
  Note payable -stockholder                          22,700        10,000
  Accounts payable                                   44,291        26,085
  Accrued expenses                                   54,447        18,774
  Security deposits payable                          52,178        46,377
                                                 ----------    ----------
TOTAL LIABILITIES                                 3,664,547     3,654,384

Stockholders' Equity
  Common stock, $.0001 par value
  50,000,000 shares authorized,
  515,000 and 320,000 shares issued
  and outstanding, respectively                          52            32
  Additional paid in capital                        222,448        72,468
  Accumulated deficit                              (177,690)      (41,569)

  Stock subscription receivable                    (140,000)            0
                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                          (95,190)       30,931
                                                   ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $3,569,357   $3,685,315
                                                  ==========   ==========

                   ARCA CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                        MARCH 31, 1996

                         (UNAUDITED)

                                           1997               1996
                                           ----               ----
Revenues
  Rental income                            $180,954         $177,325
  Tenant fees and other income                3,859            3,491
  Interest income                               370              374
                                             -------        ---------
TOTAL REVENUE                               185,183          181,190

Operating expenses
  Administrative expenses                    17,020           23,129
  Utilities expense                          32,090           36,619
  Operating and maintenance                  33,566           28,254
  Taxes and insurance                        35,209           34,132
  Depreciation and amortization              22,634           22,156
                                            --------        ---------
TOTAL OPERATING EXPENSES                    140,519          144,290
                                            --------        ---------
Operating income                             44,664           36,900

Interest expense                             82,942           87,131
                                            --------        ---------
Loss before minority interest               (38,278)         (50,231)

Minority interest                                 0           (8,662)
                                            --------        ---------
Net loss                                   ($38,278)        ($41,569)
                                           =========        =========



Net (loss) per share                          ($.07)           ($.13)

Weighted average number of common
shares outstanding                          515,000           320,000
                                           =========        ==========

                  ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                       MARCH 31, 1996

                         (UNAUDITED)

Cash flows from operating activities:                 1997          1996
                                                      ----          ----

  Net loss                                           ($38,278)   ($41,569)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Minority interest in net loss of
      consolidated subsidiary                               0      (8,662)
      Depreciation and amortization                    22,634      22,156
      (Increase) decrease in:
            Accounts receivable                         4,744       3,746
            Prepaid expenses                            9,740      24,920
            Cash held in escrow                         3,521     (20,547)
       Increase (decrease) in:
            Accounts payable                           30,185       6,973
            Accrued expenses                           (4,649)     (1,579)
            Accrued interest                              512      (1,095)
            Security deposits payable                    (523)       (254)
                                                      --------   ---------
Net cash provided by operating activities              27,886     (15,911)
                                                      --------   ---------
Cash flows from investing activities:
  Deferred offering costs                             (30,000)          0
  Collection of stock subscription receivable               0      70,000
  Purchases of property and equipment                  (3,713)     (1,464)
                                                      --------   ---------
Net cash provided by investing activities             (33,754)     68,536
                                                      --------   ---------
Cash flows from financing activities:
  Proceeds from note payable                            2,700           0
  Proceeds from issuance of common stock               10,000           0
  Repayments of notes payable                               0     (41,500)
                                                      --------   ---------
  Net cash (used in)
   provided by financing activities                    12,700     (41,500)
                                                      --------   ---------
Increase (decrease) in cash                             6,832      11,125

Cash, beginning                                        32,846      54,952
                                                      --------   ---------
Cash, March 31, 1997                                  $39,678     $66,077
                                                      ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                $82,430     $80,333
                                                      ========   =========

                           ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM DECEMBER 22, 1996 TO MARCH 31, 1997

                                   (UNAUDITED)

                                                 Stock
                                  Additional  Subscription                      Total
                    Common Stock    Paid-in  Promissory Note   Accumulated  Stockholder's
                 Shares     Amount  Capital    Receivable        Deficit       Equity

Balance
12/22/95             0          0        0        0               0               0

Issuance of
Shares of
common stock
to management   250,000        25     2,475       0               0           2,500

Subscription
for shares of
common stock     70,000         7    69,993   (70,000)            0               0
                -------     -----   -------   --------        ----------     -------
Balance
1/1/97          320,000        32    72,468   (70,000)            0           2,500

Collection
of stock
subscription          0         0         0    70,000             0          70,000


Issuance of
common stock,
net of related
costs           180,000        18   139,982  (140,000)            0               0
<F1>

Net loss              0        0         0         0        (139,412)       (139,412)
                ________   _____  ________   ________       _________       ________
Balance,
12/31/96        500,000        50   212,450  (140,000)      (139,412)        (66,912)

Issuance of
common stock     15,000         2     9,998        0               0          10,000
<F2>

Net loss              0         0         0        0         (38,278)        (38,278)
                ________   _____   ________   ________       _________       ________
Balance
3/31/97          515,000      $52  $222,448  ($140,000)     ($177,690)       ($95,190)
                ========   =====   ========   ========      ===========      =========

<F1>
     16,000 shares of stock were issued to Harry J. Santoro, President, Treasurer and a director of the Company and 24,000 shares were issued to a consultant for services rendered in connection with the preparation of the registration statement and prospectus for the 140,000 shares of stock issued on May 31, 1996.


<F2>
     15,000 shares of stock were issued to Stephen M. Robinson, P.A. in partial payment of legal services rendered during the quarter ending March 31, 1997. Stephen M. Robinson, P.A. is a law firm whose sole shareholder is Stephen M. Robinson, the Secretary, Vice President and a director of the Company.

                        ARCA CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997

                             (UNAUDITED)

1.  Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended December 31, 1996 were audited and appear in the Form 10-KSB previously filed by the Company.

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of March 31, 1997 and 1996, the consolidated statement of operations for the three months ended March 31, 1997 and 1996, the consolidated statement of cash flows for the three months ended March 31, 1997 and 1996 for the Company, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.


2.  Related Party Transactions

During the quarter ended March 31, 1997, a company owned by Harry J. Santoro, President, Treasurer and a director of the Company, and Stephen M. Robinson, Secretary, Vice President and a director of the Company, advanced $2,700 to the Company pursuant to a Demand Promissory Note which bears interest at 8%.

During the quarter ended March 31, 1997, 15,000 shares of stock were issued to Stephen M. Robinson, P.A. in partial payment of legal services rendered during the quarter ending March 31, 1997. Stephen M. Robinson, P.A. is a law firm whose sole shareholder is Stephen M. Robinson, Secretary, Vice President and a director of the Company.

As of March 31, 1997, an additional $20,000 was owed to Stephen M. Robinson, P.A. for legal services rendered.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB. The Company was incorporated on December 22, 1995. The Company is a new enterprise in its initial promotional and development stages. On December 31, 1995, the Company acquired from Harry J. Santoro, President, Treasurer and a director of the Company, an 80% partnership interest in S.V.G. Properties, L.P. (the "Partnership") which owns a 124 unit apartment complex. The 80% partnership interest consists of a 4.5% general partnership interest plus a 75.5% limited partnership interest. The financial information contained herein includes the results of operations of the Partnership.

Results of Operations
---------------------

The following discussion is for the three months ending March 31, 1997 and 1996, respectively.

The Company reported total revenues of $185,183 and $181,190 in 1997 and 1996 respectively. Occupancy was approximately 94% and 94%, respectively. Operating expenses exclusive of interest expense decreased from $144,290 in 1996 to $140,519 in 1997. Net loss decreased from $41,569 in 1996 to $38,278 in 1997, an 8% decrease. The Company believes that overall, the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The net loss per share was ($.07) for the first quarter in 1997, compared to a $(.13) net loss for the first quarter of 1996.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.


Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Company had a working capital deficit of $19,754, including cash held in escrow for anticipated future expenses. The Company is dependent upon the proceeds from the stock subscription receivable or other financing to continue in business and to implement its business plan.

On December 31, 1996, the Company had $32,846 in cash. During the period, the Company received $10,000 in proceeds from the issuance of common stock. The Company generated $27,886 in operating activities, purchased $3,713 in property and equipment. and incurred $30,000 in deferred offering costs. The Company borrowed $2,700 from a related party. The net increase in cash was $6,832. The Company had $39,678 in cash on March 31, 1997, exclusive of cash held in the escrow accounts.

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


                            ARCA CORP.


Dated: May 15, 1997         /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer