Form 10QSB
period 1997-06-30
ARCA CORP
filed 1997-08-13
CIK 1006762

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Yes  XX      No
    ----         ----
The Company had 2,050,000 shares of common stock, par value $.0001 per share, outstanding as of June 30, 1997.

             ARCA CORP. AND SUBSIDIARY
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                JUNE 30, 1997 and JUNE 30, 1996...............3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE SIX MONTHS ENDED JUNE 30, 1997 AND
                JUNE 30, 1996.................................4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 1997 AND
                JUNE 30, 1996.................................5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE PERIOD
                COMMENCING DECEMBER 22, 1995 AND ENDING
                JUNE 30, 1997.................................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.........11

PART II.  OTHER INFORMATION..................................13

      SIGNATURES.............................................14

      EXHIBIT 1  EARNINGS PER SHARE SCHEDULE.................15

              ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEET
                 JUNE 30, 1997 AND
                 JUNE 30, 1996

                     (UNAUDITED)
ASSETS                                           1997               1996
                                                 ----               ----
 Rental property, net of accumulated
     depreciation of $132,728 and
     43,698 respectively                        $3,493,667     $3,458,607

 Cash                                               41,312         58,153
 Cash held in escrow                                56,326         83,558
 Accounts receivable                                11,248         10,953
 Prepaid expenses                                   18,539         44,292
 Deposits                                                0          1,087
 Organization Costs, net of accumulated
 amortization of $2,250 and
 $750, respectively                                  5,291          6,750
                                                ----------    -----------

TOTAL ASSETS                                    $3,626,383     $3,663,400
                                                ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                         $3,154,949    $3,154,949
  Note payable                                      101,081             0
  Accrued interest                                  335,550       400,684
  Note payable -stockholder                          22,900        10,000
  Accounts payable                                   22,859        26,020
  Accrued expenses                                   62,367        21,964
  Security deposits payable                          51,252        48,979
                                                 ----------    ----------
TOTAL LIABILITIES                                 3,750,958     3,662,596

Stockholders' Equity
  Common stock, $.0001 par value
  50,000,000 shares authorized,
  2,050,000 and 500,000 shares issued
  and outstanding, respectively                         205            50
  Additional paid in capital                        333,895       212,450
  Accumulated deficit                              (258,675)      (71,696)

  Stock subscription receivable                    (200,000)     (140,000)
                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                         (124,575)          804
                                                   ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $3,626,383   $3,663,400
                                                  ==========   ==========

                   ARCA CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                        JUNE 30, 1996

                         (UNAUDITED)

                                           1997               1996
                                           ----               ----
Revenues
  Rental income                            $355,111         $358,738
  Tenant fees and other income                6,909            6,689
  Interest income                               743              694
                                             -------        ---------
TOTAL REVENUE                               362,763          366,121

Operating expenses
  Administrative expenses                    90,034           48,158
  Utilities expense                          51,841           59,626
  Operating and maintenance                  59,672           52,834
  Taxes and insurance                        69,326           74,842
  Depreciation and amortization              44,718           44,718
                                            --------        ---------
TOTAL OPERATING EXPENSES                    315,591          280,178
                                            --------        ---------
Operating income                             47,172           85,943

Interest expense                            166,435          166,301
                                            --------        ---------
Loss before minority interest              (119,263)         (80,358)

Minority interest                                 0           (8,662)
                                            --------        ---------
Net loss                                  ($119,263)        ($71,696)
                                           =========        =========



Net (loss) per share                          ($.06)           ($.14)

Weighted average number of common
shares outstanding                        2,050,000           500,000
                                           =========        ==========

                        ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                       JUNE 30, 1996
                         (UNAUDITED)

Cash flows from operating activities:                 1997          1996
                                                      ----          ----
  Net loss                                          ($119,263)   ($71,696)
  Adjustments to reconcile net loss to net
  cash provided by (used in)operating activities:
      Minority interest in net loss of
      consolidated subsidiary                               0      (8,662)
      Depreciation and amortization                    44,718      44,718
      Stock compensation expense                       46,600           0
      (Increase) decrease in:
            Accounts receivable                         4,333      (2,993)
            Prepaid expenses                           35,703       5,522
            Cash held in escrow                       (23,960)       (160)
            Deposits                                        0      (1,087)
       Increase (decrease) in:
            Accounts payable                            8,753       6,908
            Accrued expenses                            3,271       4,096
            Accrued interest                               80      (1,095)
            Security deposits payable                  (1,449)      2,348
                                                      --------   ---------
Net cash provided by (used in)operating activities     (1,214)    (22,101)
                                                      --------   ---------
Cash flows from investing activities:
  Increase in organization costs                          (41)          0
  Collection of stock subscription receivable               0      70,000
  Purchases of property and equipment                  (8,179)     (3,198)
                                                      --------   ---------
Net cash provided by (used in) investing activities    (8,220)     66,802
                                                      --------   ---------
Cash flows from financing activities:
  Proceeds from note payable                            2,900           0
  Proceeds from issuance of common stock               15,000           0
  Repayments of notes payable                               0     (41,500)
                                                      --------   ---------
  Net cash (used in)
   provided by financing activities                    17,900     (41,500)
                                                      --------   ---------
Increase in cash                                        8,466       3,201

Cash, beginning                                        32,846      54,952
                                                      --------   ---------
Cash, June 30, 1997                                   $41,312     $58,153
                                                      ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                               $166,355    $161,132
                                                     ========    ========
Cash paid for income taxes                           $      0        $305
                                                     ========    ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of 1,250,000 and 180,000 shares
  of common stock, respectively                       $75,000    $140,000
 Stock subscription promissory note receiveable       (60,000)   (140,000)
                                                     ---------   ---------
 Proceeds from issuance of common stock               $15,000    $      0
                                                     ========    ========
 Issuance of 300,000 shares of common stock
  as partial payment of legal and professional fees   $46,600    $      0
                                                     ========    ========
 Purchases of property and equipment                 $109,260           0
 Debt incurred                                       (101,081)          0
                                                     --------    --------
 Cash paid for property and equipment                $  8,179    $      0
                                                     ========    ========

                                 ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM DECEMBER 22, 1995 TO JUNE 30, 1997

                                   (UNAUDITED)

                                               Stock
                                Additional  Subscription
Total
                  Common Stock    Paid-in  Promissory Note   Accumulated
Stockholder's
               Shares     Amount  Capital    Receivable        Deficit
Equity

Balance
12/22/95             0          0        0        0
0               0

Issuance of
Shares of
common stock
to management   250,000        25     2,475       0               0
2,500

Subscription
for shares of
common stock     70,000         7    69,993   (70,000)
0               0
                -------     -----   -------   --------        ----------
-------
Balance
12/31/95        320,000        32    72,468   (70,000)            0
2,500

Collection
of stock
subscription          0         0         0    70,000             0
70,000


Issuance of
common stock,
net of related
costs           180,000        18   139,982  (140,000)
0               0
n. 1

Net loss              0        0         0         0        (139,412)
(139,412)
                ________   _____  ________   ________       _________
________
Balance,
12/31/96        500,000        50   212,450  (140,000)      (139,412)
(66,912)

Issuance of
shares of
common stock     65,000         7    32,493        0               0
32,500
n. 2

Issuance of
shares of
common stock  1,250,000       125    74,875  (60,000)              0
15,000

Issuance of
shares of
common stock    235,000        23    14,077        0               0
14,100
n. 3

Net loss              0         0         0        0        (119,263)
(119,263)
                ________   _____   ________   ________       _________
________
Balance
6/30/97        2,050,000     $205  $333,895  ($200,000)    ($258,675)
($124,785)
               =========    =====  ========   ========     ===========
=========


n. 1 16,000 shares of stock were issued to Harry J. Santoro, President, Treasurer and a director of the Company and 24,000 shares were issued to a consultant for services rendered in connection with the preparation of the registration statement and prospectus for the 140,000 shares of stock issued on May 31, 1996.

n. 2 50,000 shares of stock were issued to Stephen M. Robinson, P.A. in partial payment of legal services rendered during the six months ending June 30, 1997. Stephen M. Robinson, P.A. is a law firm whose sole shareholder is Stephen M. Robinson, the Secretary, Vice President and a director of the Company. 15,000 shares of stock were issued to Harry J. Santoro, President, Treasurer and a director of the Company, for professional services rendered to the Company during the six months ended June 30, 1997.

n. 3 235,000 shares of stock were issued to a consultant in connection with registrant's acquisition program.

                         ARCA CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997

                              (UNAUDITED)

1.  Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended December 31, 1996 which were audited and appear in the Form 10-KSB previously filed by the Company.

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of June 30, 1997 and 1996, the consolidated statement of operations for the six months ended June 30, 1997 and 1996, the consolidated statement of cash flows for the six months ended June 30, 1997 and 1996 for the Company, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.


2.  Related Party Transactions

During the six months ended June 30, 1997, a company owned by Harry J. Santoro, President, Treasurer and a director of the Company, and Stephen M. Robinson, Secretary, Vice President and a director of the Company, advanced $2,900 to the Company pursuant to a Demand Promissory Note which bears interest at 8%.

During the six months ended June 30, 1997, 50,000 shares of stock were issued to Stephen M. Robinson, P.A. in partial payment of legal services rendered during the six months ending June 30, 1997. Stephen M. Robinson, P.A. is a law firm whose sole shareholder is Stephen M. Robinson, Secretary, Vice President and a director of the Company.

During the six months ended June 30, 1997, 15,000 shares of stock were issued to Harry J. Santoro in payment of professional services rendered during the six months ended June 30, 1997. Mr. Santoro is President, Treasurer and a director of the Company.

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

Results of Operations
---------------------

The following discussion is for the six months ending June 30, 1997 and 1996, respectively.

The Company reported total revenues of $362,763 and $366,121 in 1997 and 1996 respectively. Occupancy was approximately 92% and 93%, respectively. Operating expenses exclusive of interest expense increased from $280,178 in 1996 to $315,591 in 1997. Net loss increased from $71,696 in 1996 to $119,263 in 1997. The Company believes that overall, the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The net loss per share was ($.06) for the first six months in 1997, compared to a $(.14) net loss for the first six months of 1996.

Included in the 1997 expenses are professional fees of $56,600 related to the Company's acquisition program.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.


Liquidity and Capital Resources
-------------------------------

At June 30, 1997, the Company had a working capital deficit of $9,053, including cash held in escrow for anticipated future expenses. The Company is dependent upon the proceeds from the stock subscription receivable or other financing to continue in business and to implement its business plan.

On December 31, 1996, the Company had $32,846 in cash. During the period, the Company received $15,000 in proceeds from the issuance of common stock. The Company used $1,214 in operating activities and purchased $109,260 in property and equipment, of which 101,081 was debt financed. The Company borrowed $2,900 from a related party. The net increase in cash was $8,466. The Company had $41,312 in cash on June 30, 1997, exclusive of cash held in the escrow accounts.

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


Other
-----
The Company was notified that HUD sold the mortgage on the Property to Resource Properties XXIII, Inc. Negotiations to refinance and/or restructure the debt are in process.

The Company issued 1,485,000 shares, for a total consideration of $89,100, to two consultants that provided services in connection with the Company's acquisition program. All 1,485,000 shares were issued subject to repurchase by the Company for nominal consideration if certain conditions precedent were not fulfilled. Additionally, voting rights to 1,250,000 of such shares were granted to Harry J. Santoro, President of the Company, until such time as the conditions precedent were fulfilled.

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


                            ARCA CORP.


Dated: August 13, 1997      /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer

                               EARNINGS PER SHARE SCHEDULE

                                  EXHIBIT 1


    Calculation of net income

         Net Income (loss)                                 ($119,263)
         Assumed interest expense reduction                        0
         Assumed interest income increase                          0
                                                           ----------
                                                           ($119,263)
                                                           ==========

    Calculation of weighted average number of shares
         Weighted average shares outstanding               2,050,000
         Common stock equivalents                                  0
                                                           ----------
                                                           2,050,000
                                                           ==========
         Net income (loss) per share
                                                             ($ 0.06)
                                                           ==========