Form 10QSB
period 1997-09-30
ARCA CORP
filed 1997-11-13
CIK 1006762

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Yes  XX      No
    ----         ----
The Company had 2,060,000 shares of common stock, par value $.0001 per share, outstanding as of September 30, 1997.

             ARCA CORP. AND SUBSIDIARY
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                ARCA CORP. AND SUBSIDIARY
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 1997 AND 1996..........................3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996....4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996....5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1997 AND 1996....................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.................8

PART II.  OTHER INFORMATION.........................................10

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........10

      SIGNATURES....................................................11

                          ARCA CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 1997

                                 (UNAUDITED)
ASSETS
                                                   1997               1996
                                                   ----               ----
 Rental property, net of
     accumulated depreciation of
     $152,025 and $65,951, respectively           $3,370,742      $3,439,479
 Cash                                                 28,131          36,253
 Cash held in escrow                                  70,568          77,279
 Accounts receivable                                   4,743          12,191
 Prepaid expenses                                     80,939          17,343
 Organization Costs, net of accumulated
 amortization of $2,625 and $1,125, respectively       4,875           6,375
 Deferred financing costs, net of
 accumulated amortization of $-0-                     86,331               0
                                                   ----------     ----------

TOTAL ASSETS                                      $3,646,329      $3,588,920
                                                  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                          $3,427,673      $3,154,949
  Accrued interest                                         0         360,656
  Note payable -stockholder                          177,500          10,000
  Note payable -other                                      0           5,000
  Accounts payable                                    15,267          17,273
  Accrued expenses                                    69,774          17,785
  Security deposits payable                           52,643          48,366
                                                  ----------      ----------
TOTAL LIABILITIES                                  3,742,857       3,614,029

Stockholders' Equity
  Common stock, $.0001 par value
  50,000,000 shares authorized, 2,060,000 and
  500,000 shares issued
  and outstanding, respectively                          206              50
  Additional paid in capital                         343,894         212,450
  Accumulated deficit                               (240,628)        (97,609)
                                                   ---------       ---------
                                                     103,472         114,891

Stock subscription promissory note receivable       (200,000)       (140,000)
                                                   ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                          ( 96,528)        (25,109)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $3,646,329     $3,588,920
                                                   ==========     ==========

                   ARCA CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                    AND SEPTEMBER 30, 1996

                         (UNAUDITED)

                                               1997                   1996
                                               ----                   ----
Revenues
  Rental income                              $540,698               $543,133
  Tenant fees and other income                 11,029                 10,187
  Interest income                                 989                    963
                                             --------                -------
TOTAL REVENUE                                 552,716                554,283

Operating expenses
  Administrative expenses                     121,864                 76,887
  Utilities expense                            64,871                 75,567
  Operating and maintenance                    99,218                 78,861
  Taxes and insurance                         102,347                112,845
  Depreciation and amortization                67,076                 67,076
                                             --------               --------
TOTAL OPERATING EXPENSES                      455,376                411,236
                                             --------               --------
Operating income                               97,340                143,047

Other Income (Expense)
   Environmental remediation expense         (111,974)                     0
   Interest expense                          (249,508)              (249,318)
                                             ---------              --------
Total other income (expense)                 (361,482)              (249,318)

Loss before extraordinary item               (264,142)              (106,271)
                                             ---------              --------
Extraordinary Item -
 Net gain on extinguishment of debt           162,926                      0
                                             ---------              --------
Loss before minority interest                (101,216)              ( 97,609)

Minority interest                                   0                 (8,662)
                                             --------               --------
Net loss                                    ($101,216)              ($97,609)
                                            =========              =========



Net (loss) per share                          ($.05)                  ($.20)

Weighted average number of common
shares outstanding                          2,060,000                500,000
                                            =========              =========

                  ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  AND SEPTEMBER 30, 1996

                         (UNAUDITED)

                                                   1997               1996
                                                   ----               ----
Cash flows from operating activities
   Net loss                                     ($101,216)         ($97,609)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Minority interest in net loss of
       consolidated subsidiary                          0            (8,662)
     Stock compensation expense                    46,600                 0
     Environmental remediation expense            101,081                 0
     Depreciation and amortization                 67,076            67,076
     Gain on extinguishment of debt              (162,926)                0
   (Increase) decrease in:
     Accounts receivable                           10,838             (4,231)
     Prepaid expenses                              (2,497)            32,471
     Cash held in escrow                           10,841              6,119
   Increase (decrease) in:
     Accounts payable                               1,161             (1,839)
     Accrued expenses                                 203            (40,111)
     Prepaid rent                                       0             (1,095)
     Security deposits payable                        (58)             1,735
                                                  --------         ---------
Net cash used in operating activities             (28,897)           (46,146)
                                                  --------         ---------
Cash flows from investing activities:
   Collection of stock
     subscription receivable                            0             70,000
   Purchases of property and equipment             (8,318)            (6,053)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                             (8,318)            63,947

Cash flows from financing activities
   Proceeds from notes payable                      7,500              5,000
   Proceeds from issuance of common stock          25,000                  0
   Repayments of notes payable                          0            (41,500)
                                                  -------            -------
Net cash provided by (used in)
  financing activities                             32,500            (36,500)

Decrease in cash                                   (4,715)           (18,699)

Cash, beginning                                    32,846             54,952
                                                  -------            -------
Cash, September 30, 1997 and 1996                 $28,131            $36,253
                                                  =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                           $257,129           $284,377
                                                  =======            =======

Cash paid for income taxes                           $305               $700
                                                  =======            =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of 1,260,000 and 180,000 shares
    of common stock, respectively                 $85,000           $140,000
  Stock subscription promissory note receivable   (60,000)          (140,000)
                                                  -------            -------
  Proceeds from issuance of common stock          $25,000           $      0
                                                  =======            =======

  Issuance of 300,000 shares of common
   stock as partial payment of legal
   and professional fees                          $46,600           $      0
                                                  =======            =======

  Debt incurred for environmental
   remediation expenses incurred                 $101,081           $      0
                                                  =======            =======

During the nine months ended September 30, 1997, the Company refinanced its existing debt as follows:

   Proceeds from new first mortgage note              $2,500,000
   Partial repayment of original first mortgage note  (2,227,276)
   Increase in cash held in escrow                       (49,043)
   Increase in prepaid expenses                          (24,200)
   Increase in deferred financing costs                  (86,331)
   Decrease in accrued interest                         (324,995)
   Decrease in note payable - RPI                       (101,081)
   Increase in note payable - stockholder                150,000
                                                       ---------
   Gain on forgiveness of debt                         ($162,926)
                                                       =========

                                 ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM DECEMBER 22, 1995 TO JUNE 30, 1997

                                   (UNAUDITED)

                                                Stock
                                 Additional     Subscription                    Total
                  Common Stock      Paid-in     Promissory Note   Accumulated   Stockholder's
               Shares     Amount    Capital     Receivable        Deficit       Equity

Balance
12/22/95              0        0          0               0               0             0

Issuance of
Shares of
common stock
to management   250,000        25     2,475               0               0         2,500

Subscription
for shares of
common stock     70,000         7    69,993         (70,000)              0             0
                -------     -----   -------        --------        ----------     -------
Balance
12/31/95        320,000        32    72,468         (70,000)              0         2,500

Collection
of stock
subscription          0         0         0          70,000               0        70,000


Issuance of
common stock,
net of related
costs           180,000        18   139,982        (140,000)              0             0
<F1>

Net loss              0         0         0               0        (139,412)     (139,412)
                ________     _____  ________       ________        _________      ________
Balance,
12/31/96        500,000        50   212,450        (140,000)       (139,412)      (66,912)

Issuance of
shares of
common stock     65,000         7    32,493               0               0        32,500
<F2>

Issuance of
shares of
common stock  1,250,000       125    74,875         (60,000)              0        15,000

Issuance of
shares of
common stock    235,000        23    14,077               0               0        14,100
<F3>

Issuance of
shares of
common stock     10,000         1     9,999               0               0        10,000

Net loss              0         0         0               0        (101,216)     (101,216)
                ________    _____   ________       ________       _________      ________
Balance
9/30/97        2,060,000     $206  $343,894       ($200,000)      ($240,628)     ($96,528)
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

n. 2 50,000 shares of stock were issued to Stephen M. Robinson, P.A. in partial payment of legal services rendered during the nine months ending September 30, 1997. Stephen M. Robinson, P.A. is a law firm whose sole shareholder is Stephen M. Robinson, the Secretary, Vice President and a director of the Company. 15,000 shares of stock were issued to Harry J. Santoro, President, Treasurer and a director of the Company, for services rendered to the Company during the nine months ended September 30, 1997.

n. 3 235,000 shares of stock were issued to a consultant in connection with registrant's acquisition program.

                         ARCA CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997

                              (UNAUDITED)

1.  Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended December 31, 1996 which were audited and appear in the Form 10-KSB previously filed by the Company.

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of September 30, 1997 and 1996, the consolidated statement of operations for the nine months ended September 30, 1997 and 1996, the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996 for the Company, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.


2.  Related Party Transactions


During the nine months ended September 30, 1997, a company owned by Harry J. Santoro, President, Treasurer and a director of the Company, and Stephen M. Robinson, Secretary, Vice President and a director of the Company, advanced $2,500 to the Company pursuant to a Demand Promissory Note which bears interest at 8%.

During the nine months ended September 30, 1997, a company owned by Harry J. Santoro, President, Treasurer and a director of the Company, advanced $5,000 to the Company pursuant to a demand promissory note which bears interest at 10%.

During the nine months ended September 30, 1997, 50,000 shares of stock were issued to Stephen M. Robinson, P.A. in partial payment of legal services rendered during the nine months ending September 30, 1997. Stephen M. Robinson, P.A. is a law firm whose sole shareholder is Stephen M. Robinson, Secretary, Vice President and a director of the Company.

During the nine months ended September 30, 1997, 15,000 shares of stock were issued to Harry J. Santoro in payment of services rendered during the nine months ended September 30, 1997. Mr. Santoro is President, Treasurer and a director of the Company.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

The Company targets its marketing and business activity to renting apartment units to moderate income people who are not in a position to acquire a home. The Company believes that well maintained, affordable rental units will be in great demand as a result of slow wage growth in the future. This should provide a stable rental income base and allow for future revenue growth through modest rental increases near the rate of inflation.

The Company's long range plan is to reduce debt to around fifty percent of a property's value. To accomplish this, the Company plans to raise additional capital through the sale of its securities in the future. On September 19, 1997, the Company completed the refinance of the long term debt on its existing property.

The Company advertises its units in local newspapers, by direct mail and through promotional programs designed to maintain occupancy at or above 95%.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form SB-2. The Company was incorporated on December 22, 1996. The Company is a new enterprise in its initial promotional and development stages. On December 31, 1996, the Company acquired from its President an 80% partnership interest in S.V.G. Properties, L.P. (the "Partnership") which owns a 124 unit apartment complex. The 80% partnership interest consists of a 4.5% general partnership interest plus a 75.5% limited partnership interest. The financial information contained herein includes the results of operations of the Partnership.


Results of Operations
---------------------
The following discussion is for the nine months ending September 30, 1997 and 1996, respectively.

The Company reported total revenues of $552,716 and $554,283 in 1997 and 1996 respectively. Occupancy was approximately 93% and 94%, respectively. Operating expenses exclusive of interest expense increased from $411,236 in 1996 to $455,376 in 1997. Net loss increased from $97,609 in 1996 to $101,216 in 1997. The Company believes that overall, the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The net loss per share was ($.05) for the first nine months in 1997, compared to a $(.20) net loss for the first nine months of 1996.

Included in the 1997 expenses are professional fees of $61,600 related to the Company's acquisition program.

Interest expense was $249,509 in 1997 and $249,318 in 1996. Going forward, the Company expects interest expense to decrease from prior periods as a result of the refinancing which occurred on September 19, 1997.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
-------------------------------
At September 30, 1997, the Company had working capital of $19,197, including cash held in escrow for anticipated future expenses. The Company is dependent upon the proceeds from the stock subscription receivable or other financing to continue in business and to implement its business plan.

On December 31, 1996, the Company had $32,846 in cash. During the period, the Company received $25,000 in proceeds from the issuance of common stock. The Company used $28,897 in operating activities and purchased $8,318 in property and equipment, of which $0 was debt financed. The Company borrowed $7,500 from related parties. The net decrease in cash was $4,715. The Company had $28,131 in cash on September 30, 1997, exclusive of cash held in the escrow accounts.

The Company's balance sheet is highly leveraged. The Company plans to reduce this leverage through refinancing and through future equity offerings. With the net proceeds of the stock subscription receivable, plus anticipated revenues, the Company believes it can support operations and planned capital expenditures for at least twelve months. In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. Thereafter, if the Company is unable to generate sufficient income from operations to service its existing debt, the Company will require additional financing. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.


Other
-----
The Company was notified that HUD sold the mortgage on the Property to Resource Properties XXIII, Inc. Negotiations to refinance and/or restructure the debt have been completed.

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

On September 19, 1997, the Company completed the refinance of its long term debt. This Form 10-QSB should be read in conjunction with the Form 8-K which was filed by the Company on September 24, 1997.

Forward-Looking Statements
--------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; and (e) general economic conditions.

PART II

OTHER INFORMATION
-----------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 1 - Earnings Per Share Schedule

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         September 24, 1997 - Refinancing of Long Term Debt

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ARCA CORP.


Dated:  November 13, 1997    /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer