Form 10KSB
period 1997-12-31
ARCA CORP
filed 1998-02-23
CIK 1006762

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended 12/31/97.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days) [X]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year: $744,586.

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997 was $250,000. Since no bid or offer had been submitted by any market maker as of the date of this Form 10-KSB, the market value is based upon the offering price of the Common Stock of $1.00 per share pursuant to the Company's registration statement number 333-5278-NY which became effective on November 4, 1996.

The Company had 2,060,000 shares of common stock, par value $.0001 per share, outstanding as of December 31, 1997.

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

The Company acquired from its President, and companies affiliated with him, an 80.0% partnership interest in SVG Properties, L.P., a New Jersey limited partnership, which owns a 124 unit apartment building in Sharon Hill, Pennsylvania. The Partnership interest consists of a 4.5% general partnership interest and a 75.5% limited partnership interest (see "Related Party Transactions"). The remaining 20% of the partnership is owned by limited partners who are independent of and are not affiliates of the Company. The Company refinanced the property on September 18, 1997, and intends to hold it for investment.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to the Company.


Initial Acquisition
-------------------

The Company acquired a 4.5% general partnership interest and a 75.5% limited partnership interest (80% total) in SVG Properties, L.P. which owns the Spring Village Apartments complex in Sharon Hill, Pennsylvania from Harry J. Santoro and companies affiliated with him (Santoro), the Company's President, for $50,000. SVG Properties, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New Jersey on May 12, 1987. In 1987 the Partnership acquired for $2,450,000 the Mill Spring Apartments (subsequently renamed the Spring Village Apartments). At the time of the acquisition the property was severely in need of rehabilitation. The Partnership invested over $1,000,000 into the property using capital contributed by its partners and the net proceeds from a $3,250,000 mortgage guaranteed by the Federal Housing Administration. Though the physical aspects and the net income of the property were significantly improved, the net income from operations was not sufficient to make the principal and interest payments due on the first mortgage. The Partnership attributes this to the high effective interest rate on the mortgage of 10 1/2%, plus 1/2% for insurance. In January, 1992, the Partnership defaulted on its mortgage. In August, 1992, Santoro acquired a controlling interest in the Partnership, along with other assets, in exchange for $125,000. At the time of the acquisition in 1992, Mr. Santoro owned a 7.14% limited partnership interest in SVG Properties, L.P. Mr. Santoro also was the chief executive officer and a 16.7% owner of Santoro, VanDervort & Gordon, Inc., the corporate general partner, which owned 14.70% of S.V.G. Properties, L.P. Santoro then entered into negotiations with the U.S. Department of Housing and Urban Development (HUD) to renegotiate the terms of the first mortgage. A Provisional Workout Agreement (the "Agreement") was agreed to and became effective on January 1, 1994, whereby HUD agreed not to take any action as a result of the default, provided that the mortgagor remits the minimum monthly payment and satisfactorily performed the other requirements of the agreement. The agreement provided for a minimum monthly payment of $24,000 ($288,000/yr.) in 1994 increasing to $34,000 per month ($408,000/yr.) in 2002.

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

On September 18, 1996, the Company was notified that the mortgage on the Property was sold to Resource Properties XXIII, Inc. ("RPI"). Shortly thereafter, the Company commenced negotiations with RPI whereby RPI agreed to recast the existing debt to RPI, currently $3,490,419, under the following terms:

     (a) RPI agreed lend to the Company, pursuant to the terms of a Promissory
Note (the "Note"), up to $110,000 for the removal of the underground oil tanks in order to permit the Company to refinance the Property.

     (b) The Company agreed to deliver to RPI such data, reports, statements, financials, and the like, as RPI may request, including monthly financial statements certified to be correct by Harry J. Santoro, and annual financial statements certified by independent public accountants.

     (c) If, prior to the earlier of: (i) one year from the date that a closure report acceptable to most lenders is received by SVG from the engineering firm retained to remove the oil tanks and perform the remedial work, if any, or (ii) June 30, 1998, SVG was successful in finding a lender to make a first mortgage loan secured by the Property in an amount sufficient to provide Resource with net proceeds (after all fees, costs and expenses of the transaction) of at least Two Million Three Hundred Thousand Dollars ($2,300,000), then Resource would:

           (i) subordinate both the mortgage securing the Mortgage Note and any mortgage securing the Note to the mortgage of the new lender;

           (ii) agree to modify the payment terms of the Mortgage Note and the Note as follows:

               (a) interest would accrue at a rate of 150 basis points above the interest rate on the new first mortgage on a deemed total principal amount equal to Three Million Three Hundred Fifty Thousand Dollars ($3,350,000), less the original principal amount of the new first mortgage.

              (b) payments of interest and principal (based on the deemed principal amount described in Paragraph 8(ii)(a)) would be payable monthly based on a twenty-five year amortization. However, to the extent the Net Cash Flow from the Property is insufficient to make the scheduled payments of interest and principal in full, SVG shall pay over to Resource, until such time as the scheduled payments are current, one hundred percent (100%) of the Net Cash Flow from the Property as defined in the agreement.

           (iii) agree to special provisions in the obligations of SVG retained by Resource as may be required by the new first mortgage lender.

           (iv) after it has received all of the interest and principal required under Paragraph 8(ii), assign its interest in the Mortgage Note and the Note to Harry J. Santoro for no additional consideration.

     As part of the proposed refinancing it was agreed that Harry J. Santoro ("Santoro") and/or H. James Santoro, Inc. ("HJS") would do the following:

     (a)  certify certain financial reports as true and correct;


     (b) defer compensation for any service rendered to SVG until such time as the proposed refinancing was completed; and thereafter, should the cash flow from the property be insufficient to make all payments due on the proposed new mortgage and the new promissory note due to Resource,

     (c) to personally guarantee certain carve-out obligations of SVG pursuant to the proposed new first mortgage and the new promissory note to Resource; specifically mentioned during the course of the negotiations with Resource were: (i) certain environmental indemnifications, and a guarantee to refund any shortage in the tenant security deposit accounts; and SVG agreed to:

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

On September 18, 1997, S.V.G. Properties, L.P., 80% of which is owned by ARCA Corp. through its wholly owned subsidiary Spring Village Holdings, Inc., completed the refinancing of its long term debt. The refinancing completes the first objective of the Company's long term business plan. Below is a summary of the significant financial terms of the refinancing (rounded to the nearest $1,000):


                                                Before             After
                                             Refinancing        Refinancing
                                             -----------        -----------
Total long term debt                          3,595,000         3,578,000
Annual debt service (1998)                      342,000           326,000
Annual interest expense (1998)                  331,000           296,000
Funded expense escrows                           10,000            99,000
Effective interest rate                            9.2%              8.3%
Maturity                                         7 years         10 years+/-

As a result of the refinancing, long term debt decreased by $17,000, annual debt service decreased by $19,000, annual interest expense decreased by $35,000, and funded cash reserves to cover anticipated future expenses such as taxes, capital replacements and insurance increased by $89,000. Below is a more detailed analysis of long term debt.

                                  Principal     Annual           Annual
                                                Debt Service     Interest
                                                Principal
                                                plus interest
                                  -----------------------------------------
New first Mortgage (Merrill)
  (7.78%) (10 years)              2,500,000     215,544          194,500
New second mortgage (RPI)
  (9.28%) (25 years)                927,672      95,568           86,088
New subordinate debt (Santoro)
   (10.0%)(2 years)                 150,000      15,000           15,000
                                  ---------     -------          --------
                                  3,577,672     326,112          295,588


Debt forgiveness/gain on extinguishment          162,926

For more information, see Notes to Financial Statements

Now that the refinancing has been completed, the Company plans to seek new capital to reduce total debt and to seek strategic acquisitions to enhance shareholder value.



The Complex
-----------

The Spring Village Apartment complex is a garden-type apartment complex consisting of seven buildings containing 60 one-bedroom units, 49 two-bedroom units and 15 studio units, located in Sharon Hill, Delaware County, Pennsylvania. Construction features include brick veneer over concrete block exterior walls, wood frame, asphalt shingle gable roofs, aluminum frame windows and sliding patio doors. Each unit is heated by gas fired hot water baseboard heat. All units have wall mounted air conditioners. The buildings were built in 1966. The quality of construction and current physical condition of the units is believed by the Company to be average. The Company is not aware of any material adverse environmental attributes of the property. There were seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks were not regulated by the State of Pennsylvania, and were removed during 1997 by a qualified environmental engineering firm.

The current real estate tax assessment equates to a market value of $3,190,000. The assessed value for real estate taxes is $98,890 (based on a presumed value of $3,190,000) and the real estate taxes paid for 1997 were $90,550. The tax basis as of December 31, 1996 of the Partnership's buildings and equipment was $3,588,764 and $121,206 respectively, with $1,163,716 in accumulated depreciation. The land has a tax basis of $263,727. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the 150% declining balance method over a 10 year life. The Company owns an 80% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and the Company does not anticipate the need for substantial future renovations other than routine replacements. The Company believes it has adequate insurance coverage.


The Company plans to make the following capital expenditures during the next twelve months:

Replace appliances and equipment                $ 15,000
Replace roof                                       4,000
Replace soffits and fascia, painting               6,000
Grounds, landscaping, etc.                         5,000
                                                --------
Total                                           $ 30,000

All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.


Future Acquisitions
-------------------

The Company intends to acquire additional single family and multi-family residential properties in the future, as well as undeveloped acreage. The target price per apartment unit is $28,000 and the geographic area shall be Eastern Pennsylvania, Delaware, and Southern New Jersey. There is no assurance that properties meeting such criteria can be acquired by the Company or that such acquisitions will be profitable. Also, investments may be made in properties which do not meet the above criteria upon what the Company believes to be favorable investment opportunities, such as purchasing properties that are distressed, at sheriff sales and/or tax sales, and the like.

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


Apartment complexes in the area similar to the one owned by the Company have the following profiles:



    Rents per month, 12/31/97      Typical        Company
    -------------------------      -------        -------

    One bedroom                   $475 - $600        $510
    Two bedroom                   $585 - $695        $625

    Annual rent increase 1997      1% - 2%          1% - 2%

    Average occupancy 1997        94% - 97%        92% - 95%

The Company believes that the general market is stable and that its units at current rental rates are in line with competitive complexes in the area.

Because it costs more to build a new apartment unit than to acquire an existing unit and due to lack of suitable construction sites in the area, competition is limited to existing apartment complexes and should be manageable.

Employees
---------

In addition to Harry J. Santoro, the President, and Stephen M. Robinson, the Vice President and Secretary, the Company, through subcontracts, employs four other people on a regular basis who manage and maintain the apartment complex.


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


Item 2.  Description of Property
--------------------------------

See Item 1 "Description of Business" and Item 6 "Management Discussion and Analysis or Plan of Operation".



Item 3. Legal Proceedings.
--------------------------

There are no pending material legal proceedings to which the Company or any of its properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

The Company's common stock was approved for quotation on the OTC Bulletin Board under the symbol "ARCA". As of the date of this Form 10-KSB, no quotations had been submitted by any market makers and no public trading market had commenced.

As of December 31, 1997, there were 2,060,000 shares of common stock outstanding held by approximately 435 shareholders of record.
There have been and are expected to be no dividends declared on the common stock.


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


The Company reported total revenues of $738,863 and $744,586 in 1996 and 1997 respectively. Occupancy was approximately 93% and 93% respectively. Operating expenses increased from $551,601 in 1996 to $663,703 in 1997 primarily due to
fees paid related to the Company's acquisition program..   Net loss increased
from $139,412 in 1996 to $162,567 in 1997. See "Selected Financial Data" and "Financial Statements, December 31, 1997 and 1996." The Company believes that overall the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The prior five year rental history is summarized as follows:

          Gross Potential Rents    Occupancy        Average Annual Rent
Year       and Other Income        Percentage        per square foot
----      ---------------------    ----------       --------------------
1993       $740,272                 98                 $9.45
1994       $753,379                 96                 $9.61
1995       $763,181                 95                 $9.74
1996       $775,730                 93                 $9.90
1997       $783,367                 93                $10.00


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

Liquidity and Capital Resources
-------------------------------

At December 31, 1997 and 1996, the Company had a deficit in working capital of $50,418 and $10,868, respectively, including cash held in escrow for anticipated future expenses.

On December 31, 1995, the Company had $54,952 in cash. During the year ended December 31, 1996, the Company collected $70,000 in stock subscriptions which were receivable as of December 31, 1995. The Company used $42,848 in operating activities and purchased $17,758 in property and equipment. The Company also repaid $41,500 in notes payable - stockholder (Harry J. Santoro, President). The net decrease in cash was $22,106. The Company had $32,846 in cash on December 31, 1996, exclusive of cash held in the escrow accounts.

On December 31, 1996, the Company had $32,846 in cash. During the year ending December 31, 1997, the Company received proceeds of $25,000 from the issuance of common stock and $27,000 from notes payable to stockholders and related parties. Operations provided an additional $22,875 in cash. The Company used $41,066 to purchase property and equipment and reduces mortgage indebtedness by $5,105. The net increase in cash for the year was $28,704. The Company had $61,550 in cash on December 31, 1997, exclusive of $77,669 cash held in escrow accounts.

The Company's balance sheet is highly leveraged. As discussed previously in this Form 10-KSB, the Company plans to reduce this leverage through the current and future equity offerings as well as by funds generated from operations. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to maintain occupancy at 93% or above and to keep costs under control.

In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company. As a result of the refinancing which occurred on September 18, 1997, the Company anticipates breakeven net cash flow after all scheduled debt service in 1998, including principal payments totalling $32,139 on long term debt.


Planned Capital Expenditures
----------------------------

Replace appliances and equipment                $ 15,000
Replace roof                                       4,000
Replace soffits and fascia, painting               6,000
Grounds, landscaping, etc.                         5,000
                                                --------
Total                                           $ 30,000


All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.


Selected Financial Data
-----------------------

The following selected financial data has been derived from the Company's financial statements included elsewhere in this Form 10-KSB, and should be read in conjunction with the financial statements and notes thereto.

Statement of Operations Data

                                  12/31/97                   12/31/96
                                  --------                   --------
Total Revenues                    744,586                    735,863
Operating Expenses              1,070,079                    883,937
Loss before extraordinary item
and minority interest            (325,493)                  (148,074)
Extraordinary item                162,926                          0
Loss before minority interest    (162,567)                  (148,074)
Minority Interest                       0                   (  8,662)
Net income (loss)                (162,567)                  (139,412)
Net (Loss) per share                ($.10)                  (    .33)


Weighted average number of
shares outstanding               1,662,500                   425,000



Balance Sheet Data            December 31, 1997         December 31, 1996
------------------            -----------------         -----------------
Working capital (deficit)         $  (50,418)                ($10,868)
Total Assets                      $3,664,601               $3,569,410
Total Liabilities                 $3,822,480               $3,636,322
Stockholders' Equity
       (Deficit)                  $ (157,879)              $  (66,912)

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

On September 19, 1997, the Company completed the refinance of its long term debt. This Form 10-QSB should be read in conjunction with the Form 8-K which was filed by the Company on September 24, 1997. See also "Description of Business - Initial Acquisition".

Forward Looking Statements
--------------------------

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


Item 7.  Financial Statements.
------------------------------

The consolidated financial statements included in this Form 10-KSB for the years ended December 31, 1997 and 1996 have been audited by Haefele, Flanagan & Co., P.C., independent certified public accountants, as indicated in their report with respect thereto, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting.

Please see pages F-1 through F-19 attached as an exhibit hereto.




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

None.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:

                              Age               Title
                              ----              ------

Harry J. Santoro, CPA          44               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      55               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 44 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate development. He left the firm in 1982 to form a company to invest in real estate. He is currently engaged in real estate development and apartment management as principal and President of H. James Santoro, Inc. as well as the Company.

Stephen M. Robinson. Mr. Robinson, who is 55 years old, is admitted to practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation. During the period from 1986 through 1992,
Mr.  Robinson was a shareholder of the law firm of Robinson & Sacharow, P.C.,
located in Maple Shade, New Jersey.   Mr. Robinson left such firm in 1992, and
opened an office at 172 Tuckerton Road, Medford, New Jersey where he continues his securities practice.

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

Item 10.  Executive Compensation.


Summary Compensation Table
                                                 Annual Compensation

Name and                                                    Other Annual
Principal Position     Year   Salary           Bonus        Compensation
------------------     ----   ------           ------       ------------
Harry J. Santoro,      1996   116,000 Shares      0           0        *
President, Treasurer   1997    15,000 shares      0           $17,500  *

Stephen M. Robinson,   1996   150,000 Shares      0           0
VP, Secretary          1997    50,000 shares      0           $25,000


*SVG Properties, L.P. entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc.
agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex. Such agreement is currently in effect on a month to month basis, and shall terminate when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. H. James Santoro, Inc. received in 1997 and 1996, respectively, 37,197 and 36,770 pursuant to such agreement. Mr. Santoro owns 100% of H. James Santoro, Inc.


Employment and Consulting Agreements
------------------------------------

The employment agreements of the officers terminated on December 22, 1996, and have not been renewed.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 1997 and 1996, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group, both before and after giving effect to the offering.

                                          1996                                            1997
                          ----------------------------------------------  ---------------------------------
                      #  Shares of                                # Shares of
Name and Address of   Common Stock       % Outstanding            Common Stock         % Outstanding
Beneficial Owner      Beneficially     Common Stock               Beneficially           Common Stock
                        Owned <F1>     Beneficially Owned <F2>     Owned <F1>     Beneficially Owned <F2>
------------------    ---------------  -----------------------   --------------   -------------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          150,000                   30.0%         200,000                9.7%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        116,000                   23.2%         125,000                6.7%

WCM Investments, Inc.
Central Park Tower
2350 Airport Freeway,
    Suite 660
Bedford, TX   76022                0                      0        1,250,000 <F3>          60.7%

William N. Levy
Plaza 1000, Suite 309
Main Street
Voorhees, NJ   08043               0                      0          235,000               11.4%

All Directors and
Officers as a
group (2 persons)            266,000                   53.2%       1,575,000 <F4>)         87,9%

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

<F3>  Voting rights granted to Harry J. Santoro, President of the Company, pursuant to an agreement related to the Company's acquisition program.

<F4>  Includes 1,250,000 shares owned by WCM Investments, Inc. over which
Harry J. Santoro, President of the Company, has voting rights.

Item 12.  Certain Relationships and Related Party Transactions
--------------------------------------------------------------

Pursuant to an agreement between the Company and Harry J. Santoro and companies affiliated with him, the Company acquired on December 31, 1996 for $50,000 from Mr. Santoro, and companies affiliated with him, an 80% partnership interest in SVG Properties, L.P., representing all of Mr. Santoro's ownership in the Partnership. The purchase is summarized below.

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

 *Owned 100% by Harry J. Santoro


SVG Properties, L.P. entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex. Such agreement is currently in effect on a month to month basis, and shall terminate when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. H. James Santoro, Inc. received in 1997 and 1996, respectively, $37,197 and $36,770, pursuant to such agreement. Mr. Santoro owns 100% of H. James Santoro, Inc.

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

During the years ended December 31, 1997 and 1996, the Company incurred $65,488 and $-0- of legal fees payable to a stockholder/director, of which $15,488 was incurred in connection with the refinancing and is included in deferred financing costs. The Company also incurred $25,000 and $-0- of consulting fees payable to a stockholder/director during the years ended December 31, 1997 and 1996. As of December 31, 1997 and 1996, $27,500 of
these fees are in accrued expenses. A portion of these fees were paid by the issuance of the Company's common stock. See next paragraph.

Sixteen thousand (16,000) shares of common stock were issued to the President of the Company, and twenty four thousand (24,000) shares were issued to a consultant for services rendered in connection with the preparation of the registration statement and prospectus for the 140,000 shares of stock issued on May 31, 1996.

Sixty five thousand (65,000) shares of common stock were issued to officers of the Company for services provided during the year ended December 31, 1997.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits
    --------

 3.1*    Articles of Incorporation of Registrant filed                  (A)
         on December 22, 1995

 3.2*    By-Laws of the Registrant

10.2*    Employment Agreement between the Registrant and                 (A)
         Harry J. Santoro dated December 29, 1995

10.3*    Employment Agreement between the Registrant and                 (A)
         Stephen M. Robinson dated December 29, 1995

10.4*    Promissory Note between the Registrant and Eastern              (A)
         States Energy, Inc. dated May 31, 1996

10.5*    Subscription Agreement between the Registrant and               (A)
         Eastern States Energy, Inc. dated May 31, 1996

10.6*    Provisional Workout Agreement between S.V.G. Properties,        (A)
         L.P. and the Department of Housing and Urban Development, dated January 1, 1994

10.7*    Mortgage Note between SVG Properties, L.P. and                  (A)
         Brennan-Indio, Inc. covering the Spring Village
         Apartments in the amount of $3,200,000

10.8*    Mortgage between SVG Properties, L.P. and                       (A)
         Brennan-Indio, Inc. covering the Spring Village
         Apartments in the amount of $3,200,000

10.9*    Loan Agreement between Resource Properties XXIII, Inc.          (B)
         and SVG Properties, L.P. in the amount of $110,000.

10.10*   Multifamily Mortgage, Assignment of Rents and Security          (C)
         Agreement between SVG Properties, L.P. and
         Merrill Lynch Credit Corporation, covering the Spring
         Village Apartments in the amount of $2,500,000.

10.11*   Promissory Note between SVG Properties, L.P.                    (C)
         and Merrill Lynch Credit Corporation, covering the Spring Village Apartments in the amount of $2,500,000.

10.12*   Mortgage and Security Agreement between                         (C)
         SVG Properties, L.P. and Resource Properties XXIII, Inc.
         covering the Spring Village Apartments
         in the amount of $927,672.78.

10.13*   Amendment to Note between SVG Properties, L.P. and              (C)
         Resource Properties XXIII, Inc. covering the Spring
         Village Apartments in the amount of $927,672,78.

10.14*   Promissory Note between SVG Properties, L.P. and                (C)
         Harry J. Santoro in the amount of $150,000

11.1    Statement re computation of per-share earnings

21.1*   List of subsidiaries of the Registrant                           (A)

27.1    Financial Data Schedule


(b) Reports on Form 8-K
    -------------------

The following report on Form 8-K were filed during the period January 1, 1997 through December 31, 1997:

Report on Form 8-K filed September 24, 1997


---------

The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the documents as indicated below:

(A) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 number 333-5278-NY, effective November 4, 1996.

(B) Incorporated by reference to the Registrant's Form 10-KSB dated December 31, 1996.

(C) Incorporated by reference to the Registrant's Form 8-K dated September 18, 1997, filed September 24, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARCA CORP.
                                            (Registrant)

Date: February 23, 1998

                                            /S/  Harry J. Santoro
                                       -----------------------------------
                                         Harry J. Santoro, President,
                                         Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            ARCA CORP.
                                            (Registrant)

Date: February 23, 1998

                                            /S/  Harry J. Santoro
                                        -------------------------------------
                                           Harry J. Santoro, Director


                                            /S/  Stephen M. Robinson
                                        -------------------------------------
                                           Stephen M. Robinson,  Director

                        EARNINGS PER SHARE SCHEDULE
                               Exhibit 11.1



            Calculation of Net Income                   12/31/97

Net Income (loss)                                       (162,567)
  Assumed interest expense reduction                           0
  Assumed interest income increase                             0
                                                       ----------
                                                        (162,567)
                                                       ==========

            Calculation of weighted average number of shares

  Weighted average shares outstanding                   1,662,500
  Common stock equivalents                                     0
                                                       ----------
                                                        1,662,500
                                                       ==========

            Net income (loss) per share                     (.10)
                                                       ==========

                    ARCA CORP. AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

                    ARCA CORP. AND SUBSIDIARY
                CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996



                        TABLE OF CONTENTS


                                                          Page


Independent Auditors' Report                               F-1

Consolidated Financial Statements

  Consolidated Balance Sheets                              F-2

  Consolidated Statements of Operations                    F-3

  Consolidated Statements of Changes in
   Stockholders' Deficit                                   F-4

  Consolidated Statements of Cash Flows                F-5 - F-6

Notes to Consolidated Financial Statements             F-7 - F-15

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ARCA Corp. and Subsidiary

     We have audited the accompanying consolidated balance sheets of ARCA CORP. AND SUBSIDIARY as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARCA CORP. AND SUBSIDIARY as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   HAEFELE, FLANAGAN & CO., P.C.



Moorestown, New Jersey
January 30, 1998
                                                              F-1

                    ARCA CORP. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996

                              ASSETS

                                              1997          1996

Rental property, net (Notes 2 & 3)         $3,376,436     $3,428,375
Cash (Note 2)                                  61,550         32,846
Cash held in escrow (Notes 2 & 4)              77,669         32,366
Accounts receivable                             8,740         15,581
Prepaid expenses                               51,535         54,242
Deferred financing costs, net (Note 2)         84,171            -0-
Organization costs, net (Note 2)                4,500          6,000
                                            ---------      ---------
     Total Assets                          $3,664,601     $3,569,410
                                           ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
 Mortgage notes payable (Note 5)           $3,422,568     $3,154,949
 Accrued interest                              27,197        335,470
 Notes payable (Note 6)                       197,000         20,000
 Accounts payable                              19,228         14,106
 Accrued expenses                              97,302         59,096
 Security deposits payable (Note 2)            55,484         52,701
 Other liabilities                              3,701            -0-
                                            ---------      ---------
     Total Liabilities                      3,822,480      3,636,322

Minority interest                                 -0-            -0-

Commitments and contingencies (Note 10)

Stockholders' Deficit (Note 7)
  Common stock, $.0001 par value,
   50,000,000 shares authorized,
   2,060,000 shares and 500,000 shares in
   1997 and 1996 issued and outstanding           206             50
Additional paid in capital                    343,894        212,450
  Accumulated deficit                     (   301,979)   (   139,412)
                                          -----------    -----------
                                               42,121         73,088
  Stock subscriptions receivable          (   200,000)   (   140,000)
                                          -----------    -----------
     Total Stockholders' Deficit          (   157,879)   (    66,912)
                                          -----------    -----------
     Total Liabilities and Stockholders'
      Deficit                              $3,664,601     $3,569,410
                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.

                       ARCA CORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997


                                           1997           1996
Revenues
  Rental income                         $  729,510      $ 721,583
  Tenant fees and other income              14,425         13,107
  Interest income                              651          1,173
                                        ----------      ---------
     Total revenues                        744,586        735,863

Operating Expenses
  Administrative expenses                  179,439        102,788
  Utilities expense                         88,027        101,799
  Operating and maintenance                135,057        109,551
  Taxes and insurance                      134,515        147,203
  Depreciation and amortization             96,665         90,260
                                        ----------      ---------
     Total operating expenses              633,703        551,601
                                        ----------      ---------
Operating income                           110,883        184,262

Other expense
  Interest expense                     (   324,402)    (  332,336)
  Environmental remediation expense    (   111,974)           -0-
                                        ----------      ---------
     Total other expense               (   436,376)    (  332,336)
                                        ----------      ---------
Loss before extraordinary item and
  minority interest                    (   325,493)    (  148,074)

Extraordinary item
  Net gain on extinguishment of debt       162,926            -0-
                                        ----------      ----------
Loss before minority interest          (   162,567)    (  148,074)

Minority interest                              -0-     (    8,662)
                                        ----------     ----------
Net loss                               ($  162,567)    ($ 139,412)
                                        ==========     ==========

Net loss per common share - Basic
  Loss before extraordinary item
   and minority interest               ($      .20)    ($     .35)
  Extraordinary item                           .10            -0-
  Minority interest                            -0-            .02
                                        -----------    ----------
  Net loss per common share - Basic    ($      .10)    ($     .33)
                                        ===========    ==========
Average number of common shares
  outstanding - Basic                    1,662,500        425,000
                                        ===========    ==========
The accompanying notes are an integral part of these financial statements.
                                                                   F-3

                               ARCA CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                            Additional            Stock                          Total
                                       Common Stock          Paid-in           Subscriptions   Accumulated  Stockholders'
                                   Shares       Amount       Capital            Receivable       Deficit       Deficit
                                  -------      -------      -----------        --------------  ------------

Balance, January 1, 1996          320,000      $     32     $ 72,468          ($ 70,000)         $    -0-     $  2,500

Collection of stock subscription
 in February 1996                     -0-           -0-          -0-             70,000               -0-       70,000

Issuance of common stock,
 net of related costs             180,000            18      139,982          ( 140,000)              -0-          -0-

Net loss                              -0-           -0-          -0-                -0-         ( 139,412)   ( 139,412)
                                  -------       -------     ------------       --------------   ----------   ----------
Balance, December 31,
 1996                             500,000            50      212,450          ( 140,000)        ( 139,412)   (  66,912)

Issuance of shares of common
 stock to management               65,000             7       32,493                -0-               -0-       32,500

Issuance of shares of common
 stock                          1,250,000           125       74,875          (  60,000)              -0-       15,000

Issuance of shares of common
 stock                            235,000            23       14,077                -0-               -0-       14,100

Issuance of shares of common
 stock                             10,000             1        9,999                -0-               -0-       10,000
                                ----------       -------    ---------       -------------       ----------   ----------
Net loss                              -0-           -0-          -0-                -0-         ( 162,567)   ( 162,567)

Balance, December 31, 1997      2,060,000      $    206     $343,894          ($200,000)        ($301,979)   ($157,879)
                                =========       ========    =========       =============       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       ARCA CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                   1997         1996
                                                   ----         ----
Cash Flows From Operating Activities:
  Net loss                                   ($  162,567) ($  139,412)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating
    activities:
    Minority interest in net loss of
     consolidated subsidiary                         -0-  (     8,662)
    Stock compensation expense                    46,600          -0-
    Environmental remediation expense            101,081          -0-
    Depreciation and amortization                 96,665       90,260
    Gain on extinguishment of debt           (   162,926)         -0-
    (Increase) decrease in:
      Accounts receivable                          6,841  (     7,621)
      Prepaid expenses                            26,907  (     4,428)
      Cash held in escrow                          3,740        9,353
    Increase (decrease) in:
      Accounts payable                             5,122  (     5,006)
      Accrued interest                            16,722          -0-
      Accrued expenses                            38,206       17,693
      Other liabilities                            3,701  (     1,095)
      Security deposits payable                    2,783        6,070
                                              ----------  -----------
Net cash provided by (used in) operating
 activities                                       22,875  (    42,848)
                                              ----------  -----------
Cash Flows From Investing Activities:
  Collection of stock subscription receivable        -0-       70,000
  Purchases of property and equipment        (    41,066) (    17,758)
                                              -----------  -----------
Net cash provided by (used in)investing
 activities                                  (    41,066)      52,242
                                              -----------  -----------
Cash Flows from Financing Activities:
  Repayment of mortgage notes payable        (     5,105)         -0-
  Proceeds from notes payable                     27,000       10,000
  Repayment of notes payable                         -0-  (    41,500)
  Proceeds from issuance of common stock          25,000          -0-
                                              -----------  -----------
Net cash provided by (used in) financing
 activities                                       46,895  (    31,500)
                                              -----------  -----------
Increase (decrease) in cash                       28,704  (    22,106)
Cash, beginning                                   32,846       54,952
                                              -----------  -----------
Cash, ending                                  $   61,550   $   32,846
                                              ===========  ===========

See accompanying notes are an integral part of these financial statements.
                                                                   F-5

                      ARCA CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                    1997         1996
                                                    ----         ----
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                        $  307,680   $  364,078
                                              ==========   ==========
Cash paid for income taxes                    $      305   $      700
                                              ==========   ==========
Non-cash investing and financing activities:

  Issuance of 1,260,000 and 180,000 shares
   of common stock, respectively                  85,000      140,000
  Stock subscription promissory notes
   receivable                                (    60,000) (   140,000)
                                             -----------   ----------
  Proceeds from issuance of common stock      $   25,000   $      -0-
                                             ===========   ==========
  Issuance of 300,000 shares of common
   stock as partial payment of legal
   and professional fees                      $   46,600   $      -0-
                                             ===========   ==========
  Debt incurred for environmental
   remediation expenses                       $  101,081   $      -0-
                                             ===========   ==========

     During the year ended December 31, 1997, the Company refinanced their existing debt as follows:

     Proceeds from new first mortgage note    $2,500,000
     Partial repayment of original first
      mortgage note                          ( 2,227,276)
     Deposits into escrow                    (    49,043)
     Increase in prepaid expense             (    24,200)
     Payment of deferred financing costs     (    86,331)
     Repayment of accrued interest           (   324,995)
     Repayment of note payable - RPI         (   101,081)
     Increase in note payable - stockholder      150,000
                                             -----------
     Gain on extinguishment of debt          ($  162,926)
                                             ===========






The accompanying notes are an integral part of these financial statements.

                   ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


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

                   ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


Note 2 - Summary of Significant Accounting Policies (continued)

Rental Property (continued)

     The estimated useful lives of the major classes of rental property, as determined by the Company's management, are as follows:

          Buildings and improvements    -    40 years
          Building equipment            -    10 years
          Other equipment               -     5 years


Cash Held in Escrow

     Cash held in escrow includes amounts held by the lender to provide funds necessary for the payment of taxes, insurance, repairs and maintenance and other specified capital expenditures of the Spring Village Apartment complex.


Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over ten years. Amortization expense for the years ended December 31, 1997 and 1996 was $2,160 and $-0-. Accumulated amortization as of December 31, 1997 and 1996 was $2,160 and $-0-.


Organization Costs

     Organization costs are amortized on a straight-line basis over five years. Amortization expense for the years ended December 31, 1997 and 1996 was $1,500 and $1,500. Accumulated amortization as of December 31, 1997 and 1996 was $3,000 and $1,500.


Security Deposits Payable

     Security deposits payable represent amounts received from tenants and are included in cash on the accompanying balance sheet. As of December 31, 1996, the tenant security deposits payable was underfunded by $22,721. As of December 31, 1997, the tenant security deposits are fully funded. Tenant security deposits are guaranteed by a stockholder.

                   ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


Note 2 - Summary of Significant Accounting Policies (continued)

Advertising

     The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the periods ended December 31, 1997 and 1996 was $7,089 and $5,579.


Income Taxes

     Tax provisions and credits are recorded at statutory rates for taxable items regardless of the period for which such items are reported for tax purposes. Deferred income taxes are provided for the temporary differences between the carrying values of the Company's assets and liabilities for financial reporting purposes and their corresponding income tax bases. Deferred tax assets are reduced by a valuation allowance when the determination can be made that it is more likely than not that some portion or all of the deferred tax assets will not be realized.


Net Loss Per Share of Common Stock

     In 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for 1996 have been presented under the requirements of SFAS No. 128.


Stock Based Compensation

     The requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," became effective in 1996. The statement encourages, but does not require, a fair value-based method of accounting for stock-based compensation. The Company elected to continue the use of the intrinsic value-based method of accounting; however, implementation of SFAS No. 123 would not have a material effect on the Company's results of operations or earnings per share.

                   ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheets of the Company, for which it is practical to estimate fair value. There are no significant differences in the carrying amount and the fair market value of the financial instruments reported on the balance sheets presented.

Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.

Note 3 - Rental Property

      Rental property at December 31, 1997 and 1996 consisted of the following:
                                               1997         1996
                                               ----         ----
     Land                                $  292,792   $  292,792
     Buildings and improvements           3,150,051    3,127,770
     Building equipment                     104,906       87,548
     Office equipment                        10,452        9,025
                                         ----------   ----------
                                          3,558,201    3,517,135
     Less accumulated depreciation      (   181,765) (    88,760)
                                         ----------   ----------
          Rental property, net           $3,376,436   $3,428,375
                                         ==========   ==========

     Depreciation expense for the periods ended December 31, 1997 and 1996 was $93,005 and $88,760.

Note 4 - Cash Held in Escrow

     Cash held in escrow at December 31, 1997 and 1996 consisted of the following:
                                             1997         1996
                                             ----         ----
     Mortgage escrow deposits            $   52,324   $   32,099
     Reserve fund for replacements            2,304          -0-
     Capital expense escrow                     -0-          267
     Specified work escrow                   23,041          -0-
                                          ---------   ----------
                                         $   77,669   $   32,366
                                          =========   ==========

                   ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

Note 5 - Mortgage Notes Payable

     Mortgage notes payable at December 31, 1997 and 1996 consisted of:

                                                1997        1996
                                                ----        ----
Mortgage note payable to Resource
 Properties XXIII, Inc. ("RPI") in monthly
 installments of $28,740 (including
 principal and interest at 10 1/2%),
 due November 2022,collateralized by
 land, buildings, improvements and
 equipment, secured by an assignment
 of the management agreement. The mortgage
 note was amended in 1997 to reduce the
 outstanding principal to $927,673 (see
 below)                                     $      -0-   $3,154,949
Mortgage note payable to Merrill
 Lynch Credit Corporation in monthly
 installments of $17,962 including
 interest at 7.78%, due October 2007,
 secured by first mortgage on rental
 property, assignment of leases, rents
 and security deposits, substantially
 all assets of a subsidiary, and
 the payment and performance guaranty
 of a stockholder                            2,496,481          -0-

Mortgage note payable to RPI
 in monthly installments of $7,964
 including interest at 9.28%, (or 100%
 of the subsidiary's net cash flow, as
 defined in the agreement, if less), due
 October 2022, secured by second mortgage
 on rental property and the common stock
 of a subsidiary                               926,087          -0-
                                            ----------   ----------
                                            $3,422,568   $3,154,949
                                            ==========   ==========

     In 1995, the mortgage note was payable to the Department of Housing and Urban Development (HUD) under the provision of Section 207, pursuant to
Section 223 (f) and Section 244 of the National Housing Act, and was subject to the terms of a Provisional Workout Arrangement. In September 1996, HUD sold the mortgage on the Property to Resource Properties XXIII, Inc. (RPI) subject to the same terms of the Arrangement.

                   ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


Note 5 - Mortgage Notes Payable (continued)

     On September 17, 1997, the Company refinanced its existing debt as permitted by RPI in an agreement dated November 22, 1996. As a condition of the refinancing, RPI was granted an option to purchase the rental property for $1.00 subject to the first and second mortgages in the event of default.

     In accordance with the Agreement, RPI lent the Company up to $101,081 for the removal of the underground oil tanks (Note 10) in order to permit the Company to refinance its existing mortgage note payable.

     Since prior to the earlier of: (i) one year from the date of the successful removal of the underground oil tanks, or (ii) June 30, 1998, the Company secured a first mortgage loan (New Note) of at least $2,300,000, RPI agreed to retain a subordinate position in the promissory note payable, the mortgage note payable and the accrued interest thereon, up to the difference between the New Note ($2,500,000) and $3,350,000 at 1.5% above the New Note's interest rate payable. The promissory note and certain other debt were ultimately extinguished by RPI as part of the refinancing (Note 11). After payment of all of the aforementioned debt, the residual amount of $150,000 was assigned to a stockholder subject to certain covenants and restrictions. (Note
6)

     Maturities of mortgage notes payable as of December 31, 1997 are as follows:

               1998                     $   32,140
               1999                         34,893
               2000                         37,886
               2001                         41,136
               2002                         44,669
               Thereafter                3,231,844
                                         ---------
                                        $3,422,568
                                         =========
Note 6 - Notes Payable

     Notes payable at December 31, 1997 and 1996 consists of the following:

                                             1997       1996
                                             ----       ----
Notes payable to stockholders with
 interest at 10% and 8% in 1997 and
 1996, due on demand, unsecured         $   22,500    $ 10,000

                   ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


Note 6 - Notes Payable (continued)

                                             1997        1996
                                             ----        ----

Notes payable to related parties
 with interest at 10%, due on
 demand, unsecured                          24,500      10,000

Note payable to stockholder in
 monthly payments of interest only
 of $1,250 (or net cash flow after all
 debt service of a subsidiary, if less),
 due January 1, 2000, unsecured
 (See Note 5)                              150,000         -0-
                                           -------    --------
                                          $197,000    $ 20,000
                                           =======    ========

     Interest expense payable to stockholders and related parties in 1997 and 1996 was $6,100 and $1,066, of which $5,100 and $-0- was in accrued interest at December 31, 1997 and 1996.


Note 7 - Equity and Stock Subscriptions Receivable

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

     Sixty-five thousand (65,000) shares of common stock were issued to officers of the Company for services provided during the year ended December 31, 1997.

                         ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


Note 7 - Equity and Stock Subscriptions Receivable (continued)

     On March 31, 1997, one million four hundred eighty-five thousand (1,485,000) shares of common stock were issued to two consultants, in connection with the Company's proposed acquisition of another company, for a total consideration of $89,100, $60,000 of which is in the form of a promissory note receivable. The proposed acquisition was contingent upon the closing of a bridge loan of not less than $3,500,000. In the event that the bridge loan did not close by September 30, 1997, all 1,485,000 shares would be subject to repurchase by the Company for nominal consideration. Should the proposed acquisition occur, all of the assets and liabilities of the Company will be transferred to a new company formed for such purpose as part of the proposed acquisition, and the stockholders of record prior to the closing of such acquisition will receive shares in such new company. However, the 1,485,000 shares were issued "ex-dividend" with respect to such reorganization and as a result, the stockholders will not be entitled to shares in such new company. Additionally, voting rights of such shares were granted to the President of the Company, until such time as the closing had occurred. The promissory note receivable was to be collected within six months and is currently in default; however, the note is secured by the shares of common stock issued. As of December 31, 1997, the proposed acquisition has not occurred; however, the Company has not yet exercised their option to repurchase the shares.

Note 8 - Income Taxes

     The Company has deferred tax assets of $76,000 and $39,000 at December 31, 1997 and 1996 which represent the tax effects of net operating loss carryforwards. The deferred tax assets have been reduced in their entirety by a valuation allowance in each period. At December 31, 1997, the Company has approximately $316,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes.

Note 9 - Related Party Transactions

Management of Rental Property

     The rental property is managed by a company which is owned by a stockholder. The current management agreement provides for a management fee of 5% of gross income, which is typical for the industry. Management fees for the years ended December 31, 1997 and 1996 were $37,197 and $36,770.

     Included in accrued expenses are management fees payable of $37,197 and $12,227 at December 31, 1997 and 1996.

                         ARCA CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


Note 9 - Related Party Transactions (continued)


Leases

     The Company leases its office space from a company which is owned by a stockholder. Monthly rental payments are $250 per month. Rent expense for the years ended December 31, 1997 and 1996 were $3,000 and $3,000.


Other Payments

     During the year ended December 31, 1997, the Company incurred $65,488 of legal fees payable to a stockholder/director, of which $15,488 was incurred in connection with the refinancing and is included in deferred financing costs. The Company also incurred $25,000 of consulting fees payable to a stockholder/director during the year ended December 31, 1997. As of December 31, 1997, $27,500 of these fees are included in accrued expenses.


Note 10 - Environmental Remediation Expense

     Located beneath the Spring Village Apartment complex were seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks were not regulated by the State of Pennsylvania. During the year ended December 31, 1997, the tanks were successfully removed at a cost of $111,974 , of which $101,081 was funded by the lender (RPI). (See Note 5)


Note 11 - Extraordinary Item

     In September 1997, the Company refinanced its existing debt with RPI. In connection with the refinancing, certain debt was forgiven by the lender which resulted in an extraordinary gain of $162,926, net of related income taxes of $-0-. (See Note 5)