Form 10QSB
period 1998-03-31
ARCA CORP
filed 1998-05-13
CIK 1006762

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Yes  XX      No
    ----         ----
The Company had 2,085,000 shares of common stock, par value $.0001 per share, outstanding as of March 31, 1998.

             ARCA CORP. AND SUBSIDIARY
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                ARCA CORP. AND SUBSIDIARY
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 1998 AND 1997.............................3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997......4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997......5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                ENDED MARCH 31, 1998 AND 1997.......................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS................9
PART II.  OTHER INFORMATION.........................................12

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........12

      SIGNATURES....................................................13

                           ARCA CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1998 AND 1997

                                 (UNAUDITED)
ASSETS
                                                     1998               1997
                                                     ----               ----
 Rental property, net of
     accumulated depreciation of
     $205,249 and $110,744, respectively          $3,366,402      $3,409,829
 Cash                                                 45,895          39,678
 Cash held in escrow                                  94,468          28,845
 Accounts receivable                                   5,411          10,837
 Deferred offering costs                                   0          30,000
 Prepaid expenses                                     34,139          44,502
 Organization Costs, net of accumulated
 amortization of $3,375 and $1,875, respectively       4,125           5,666
 Deferred financing costs, net of
 accumulated amortization of $4,320 and 0             82,011               0
                                                   ----------     ----------
TOTAL ASSETS                                      $3,632,451      $3,569,357
                                                  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                          $3,414,779     $3,154,949
  Accrued interest                                    31,294        335,982
  Note payable -stockholder                          150,000         22,700
  Note payable -other                                 32,500              0
  Accounts payable                                    24,260         44,291
  Accrued expenses                                    75,731         54,447
  Security deposits payable                           55,987         52,178
                                                  ----------      ----------
TOTAL LIABILITIES                                  3,784,551      3,664,547

Stockholders' Equity
  Common stock, $.0001 par value
  50,000,000 shares authorized, 2,085,000 and
  500,000 shares issued
  and outstanding, respectively                          209             52
  Additional paid in capital                         368,891        222,448
  Accumulated deficit                               (321,200)      (177,690)
                                                   ---------       ---------
                                                      47,900         44,810

Stock subscription promissory note receivable       (200,000)      (140,000)
                                                   ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                          (152,100)       (95,190)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $3,632,451     $3,569,357
                                                   ==========     ==========

                   ARCA CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998
                    AND MARCH 31, 1997

                         (UNAUDITED)

                                               1998                   1997
                                               ----                   ----
Revenues
  Rental income                              $197,467               $180,954
  Tenant fees and other income                  6,060                  3,859
  Interest income                                 251                    370
                                             --------                -------
TOTAL REVENUE                                 203,778                185,183

Operating expenses
  Administrative expenses                      33,878                 17,020
  Utilities expense                            30,807                 32,090
  Operating and maintenance                    27,115                 33,566
  Taxes and insurance                          30,720                 35,209
  Depreciation and amortization                26,019                 22,634
                                             --------               --------
TOTAL OPERATING EXPENSES                      148,539                140,519
                                             --------               --------
Operating income                               55,239                 44,664

Interest expense                               74,460                 82,942
                                             ---------              --------
Loss before minority interest                 (19,221)               (38,278)
                                             ---------              --------
Minority interest                                   0                      0
                                             --------               --------
Net loss                                     ($19,221)              ($38,278)
                                            =========              =========


Net loss per common share - basic              ($.009)                 ($.07)

Average number of common
shares outstanding - basic                  2,076,667                502,500
                                            =========              =========

                  ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1998
                  AND MARCH 31, 1997

                         (UNAUDITED)

                                                   1998               1997
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($19,221)          ($38,278)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Depreciation and amortization                 26,019             22,634
   (Increase) decrease in:
     Accounts receivable                            3,329              4,744
     Prepaid expenses                              17,396              9,740
     Cash held in escrow                          (16,799)             3,521
   Increase (decrease) in:
     Accounts payable                               5,032             30,185
     Accrued expenses                             (21,571)            (4,649)
     Accrued interest                               4,097                512
     Security deposits payable                        503               (523)
     Other liabilities                             (3,701)                 0
                                                  --------         ---------
Net cash provided by (used in)
   operating activities                            (4,916)            27,886
                                                  --------         ---------
Cash flows from investing activities:
   Deferred offering costs                              0            (30,000)
   Purchases of property and equipment            (13,450)            (3,754)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                            (13,450)           (33,754)

Cash flows from financing activities
   Repayment of mortgage notes payable             (7,789)                 0
   Proceeds from notes payable                          0              2,700
   Repayment of notes payable                     (14,500)                 0
   Proceeds from issuance of common stock          25,000             10,000
                                                  -------            -------
Net cash provided by (used in)
  financing activities                              2,711             12,700

Decrease in cash                                  (15,655)             6,832

Cash, January 1                                    61,550             32,846
                                                  -------            -------
Cash, March 31                                    $45,895            $39,678
                                                  =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                            $70,363            $82,430
                                                  =======            =======

                           ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31, 1998

                                   (UNAUDITED)

                                               Stock
                               Additional  Subscription                      Total
                  Common Stock    Paid-in  Promissory Note   Accumulated  Stockholder's
               Shares     Amount  Capital    Receivable        Deficit    Equity

Balance
01/01/96        320,000        32    72,468   (70,000)            0           2,500

Collection
of stock
subscription          0         0         0    70,000             0          70,000

Issuance of
common stock,
net of related
costs           180,000        18   139,982  (140,000)            0               0
<F1>

Net loss              0        0         0         0        (139,412)       (139,412)
                ________   _____  ________   ________       _________       ________
Balance,
12/31/96        500,000        50   212,450  (140,000)      (139,412)        (66,912)

Issuance of
shares of
common stock     65,000         7    32,493        0               0          32,500
<F2>

Issuance of
shares of
common stock  1,250,000       125    74,875  (60,000)              0          15,000

Issuance of
shares of
common stock    235,000        23    14,077        0               0          14,100
<F3>

Issuance of
shares of
common stock     10,000         1     9,999        0               0          10,000

Net loss              0         0         0        0        (162,567)       (162,567)
                ________   _____   ________   ________       _________       ________
Balance
12/31/97       2,060,000      206   343,894   (200,000)     (301,979)       (157,879)

Issuance of
shares of
common stock
<F4>              25,000        3    24,997          0              0         25,000

Net loss               0        0         0          0        (19,221)       (19,221)
               ---------    -----  --------   --------     -----------      ---------

Balance
3/31/98        2,085,000     $209  $368,891  ($200,000)     ($321,200)      ($152,100)
               =========    =====  ========   ========     ===========      =========


<F1> 16,000 shares of stock were issued to Harry J. Santoro, President,
     Treasurer and a director of the Company and 24,000 shares were issued to a consultant for services rendered in connection with the preparation of the registration statement and prospectus for the 140,000 shares of stock issued on May 31, 1996.

<F2> 50,000 shares of stock were issued to Stephen M. Robinson, P.A. in partial payment of legal services rendered during the year ended December 31, 1997. Stephen M. Robinson, P.A. is a law firm whose sole shareholder is Stephen M. Robinson, the Secretary, Vice President and a director of the Company. 15,000 shares of stock were issued to Harry J. Santoro, President, Treasurer and a director of the Company, for services rendered to the Company during the year ended
     December 31, 1997.

<F3> 235,000 shares of stock were issued to a consultant in connection with registrant's acquisition program.

<F4> In January, 1998, 25,000 shares of stock were issued for $25,000 in cash to S&P Custom Homes, Inc., a home builder and specialty finance company in which Harry J. Santoro, the Company's President, and Stephen M. Robinson, the Company's secretary, are affiliates. S&P Custom Homes, Inc. merged with the Company pursuant to a merger agreement executed on April 29, 1998.

                         ARCA CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998

                              (UNAUDITED)

1.  Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 1997 and 1996 which were audited and appear in the Form 10-KSB previously filed by the Company.

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheets as of March 31, 1998 and 1997, the consolidated statements of operations for the three months ended March 31, 1998 and 1997, the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997 for the Company, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.


2.  Related Party Transactions

During the three months ended March 31, 1998, 25,000 shares of stock were issued for $25,000 in cash to S&P Custom Homes, Inc., a company in which Harry J. Santoro, the Company's President, and Stephen M. Robinson, the Company's secretary, are affiliates.

A summary of related party transactions for the year ended December 31, 1997 appears in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

The Company was incorporated on December 22, 1995 in the State of New Jersey for the purpose of acquiring, developing and selling real estate.

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

The Company advertises its rental units in local newspapers, by direct mail and through promotional programs designed to maintain occupancy at or above 95%.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 1997.


Results of Operations
---------------------
The following discussion is for the three months ending March 31, 1998 and 1997, respectively.

The Company reported total revenues of $203,778 and $185,183 in 1998 and 1997 respectively. Occupancy was approximately 96% and 93%, respectively. Operating expenses exclusive of interest expense increased from $140,519 in 1997 to $148,539 in 1998. Net loss decreased from $38,278 in 1997 to $19,221 in 1998. The Company believes that overall, the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The net loss per share was ($.009) for the first three months in 1998, compared to a $(.07) net loss for the first three months of 1997.

Interest expense was $82,942 in 1998 and $74,460 in 1997. Going forward, the Company expects interest expense to decrease from comparable prior periods as a result of the refinancing which occurred on September 19, 1997.

Funds from operations turned positive in the first three months of 1998. Funds from operations was $6,798 for the three months ending March 31, 1998, a $22,442 increase over the comparable prior period. Funds from operations is defined by the Company as income before gains or losses on sales of investments plus depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
-------------------------------
At March 31, 1998, the Company had a working capital deficit of $39,859, including cash held in escrow for anticipated future expenses. The Company is dependent upon the proceeds from the stock subscription receivable or other financing to further implement its business plan.

On December 31, 1997, the Company had $61,550 in cash. During the quarter ending March 31, 1998, the Company received $25,000 in proceeds from the issuance of common stock. The Company used $4,916 in operating activities and purchased $13,450 in property and equipment, of which $0 was debt financed. The Company repaid $22,289 on notes payable. The net decrease in cash was $15,655. The Company had $45,895 in cash on March 31, 1998, exclusive of cash held in the escrow accounts.

The Company's balance sheet is highly leveraged. The Company plans to reduce this leverage through future equity offerings. With the net proceeds of the stock subscription receivable, plus anticipated revenues, the Company believes it can support operations and planned capital expenditures for at least twelve months. In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. Thereafter, if the Company is unable to generate sufficient income from operations to service its existing debt, the Company will require additional financing. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.

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

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

On March 31, 1998, the Company entered into an agreement to acquire all of the outstanding stock of S&P Custom Homes, Inc. in exchange for 300,000 shares of the Company's common stock. S&P Custom Homes, Inc. is a home builder and specialty finance company in which Harry J. Santoro, the Company's President, and Stephen M. Robinson, the Company's secretary, are affiliates. The acquisition was approved by the shareholders of S&P Custom Homes, Inc. on April 29, 1998. Documents to effect the merger have been executed by all parties and the Company is in the process of making the requisite filings. As a result of this transaction, Harry J. Santoro will receive an additional 50,640 shares of the Company's common stock, and Stephen M. Robinson will receive an additional 69,370 shares of the Company's common stock.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 1 - Earnings Per Share Schedule

         Exhibit 10.15 - Agreement of Merger

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         none

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ARCA CORP.


Dated:  May 5, 1998         /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer