Form 10QSB
period 1998-06-30
ARCA CORP
filed 1998-08-13
CIK 1006762

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes  XX      No
    ----         ----
The Company had 2,155,000 shares of common stock, par value $.0001 per share, outstanding as of June 30, 1998.

             ARCA CORP. AND SUBSIDIARIES
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                JUNE 30, 1998 and JUNE 30, 1997...............3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE SIX MONTHS ENDED JUNE 30, 1998 AND
                JUNE 30, 1997.................................4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 1998 AND
                JUNE 30, 1997.................................5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE PERIOD
                COMMENCING JANUARY 1, 1997 AND ENDING
                JUNE 30, 1998.................................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.........11

PART II.  OTHER INFORMATION..................................13

      SIGNATURES.............................................14

      EXHIBIT 1  EARNINGS PER SHARE SCHEDULE.................15

              ARCA CORP. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET
                 JUNE 30, 1998 AND
                 JUNE 30, 1997

                     (UNAUDITED)
ASSETS                                           1998               1997
                                                 ----               ----
 Rental property, net of accumulated
     depreciation of $228,833 and
     $132,728 respectively                      $3,356,233     $3,493,667

 Cash                                               42,147         41,312
 Cash held in escrow                               104,777         56,326
 Accounts receivable                                 7,071         11,248
 Notes receivable                                   90,000              0
 Prepaid expenses and other current assets          22,586         18,539
 Deferred financing costs, net of
  accumulated amortization of $6480
  and $0, respectively                              92,643              0
 Organization Costs, net of accumulated
 amortization of $3,767 and
 $2,250, respectively                                4,733          5,291
                                                ----------    -----------

TOTAL ASSETS                                    $3,720,190     $3,626,383
                                                ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                         $3,406,829    $3,154,949
  Notes payable                                      37,500       101,081
  Accrued interest                                   34,489       335,550
  Note payable -stockholder                         150,000        22,900
  Accounts payable                                   34,934        22,859
  Accrued expenses                                   57,337        62,367
  Security deposits payable                          53,241        51,252
                                                 ----------    ----------
TOTAL LIABILITIES                                 3,774,330     3,750,958

Stockholders' Equity
  Common stock, $.0001 par value
  50,000,000 shares authorized,
  2,390,000 and 2,050,000 shares issued
  and outstanding, respectively                         239           205
  Additional paid in capital                        484,592       333,895
  Accumulated deficit                              (338,948)     (258,675)
  Less 235,000 and -0- shares of treasury
   stock, at cost                                       (23)            0

  Stock subscription receivable                    (200,000)     (200,000)
                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                          (54,140)     (124,575)
                                                   ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $3,720,190   $3,626,383
                                                  ==========   ==========

                   ARCA CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                        JUNE 30, 1997

                         (UNAUDITED)

                                           1998               1997
                                           ----               ----
Revenues
  Rental income                            $380,301         $355,111
  Tenant fees and other income               14,381            6,909
  Interest income                               587              743
                                            -------        ---------
TOTAL REVENUE                               395,269          362,763

Operating expenses
  Administrative expenses                    61,281           90,034
  Utilities expense                          48,177           51,841
  Operating and maintenance                  59,462           59,672
  Taxes and insurance                        61,831           69,326
  Depreciation and amortization              52,155           44,718
                                            --------        ---------
TOTAL OPERATING EXPENSES                    282,906          315,591
                                            --------        ---------
Operating income                            112,363           47,172

Interest expense                            149,332          166,435
                                            --------        ---------
Loss before minority interest               (36,969)        (119,263)

Minority interest                                 0                0
                                            --------        ---------
Net loss                                   ($36,969)       ($119,263)
                                           =========        =========



Net loss per common share - basic             ($.02)           ($.09)

Average number of common shares
outstanding - basic                        2,131,667       1,250,000
                                           =========       ==========

                  ARCA CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                       JUNE 30, 1997
                         (UNAUDITED)

Cash flows from operating activities:                 1998          1997
                                                      ----          ----
  Net loss                                           ($36,969)   ($119,263)
  Adjustments to reconcile net loss to net
  cash provided by (used in)operating activities:
      Depreciation and amortization                    52,155       44,718
      Stock compensation expense                            0       46,600
      (Increase) decrease in:
            Accounts receivable                         1,669        4,333
            Prepaid expenses                           29,912       35,703
            Cash held in escrow                       (27,108)     (23,960)
            Deposits                                        0            0
       Increase (decrease) in:
            Accounts payable                           15,706        8,753
            Accrued expenses                          (43,565)       3,271
            Accrued interest                            7,292           80
            Security deposits payable                  (2,243)      (1,449)
            Other liabilities                          (3,701)           0
                                                      --------   ---------
Net cash provided by (used in)operating activities     (6,852)      (1,214)
                                                      --------   ---------
Cash flows from investing activities:
  Cash received from acquisition                       10,553            0
  Increase in organization costs                       (1,000)         (41)
  Collection of note receivable                         5,000            0
  Purchases of property and equipment                 (26,865)      (8,179)
                                                      --------   ---------
Net cash provided by (used in) investing activities   (12,312)      (8,220)
                                                      --------   ---------
Cash flows from financing activities:
  Repayment of mortgage notes receivable              (15,739)           0
  Proceeds from note payable                                0        2,900
  Proceeds from issuance of common stock               25,000       15,000
  Repayments of notes payable                          (9,500)           0
                                                      --------   ---------
  Net cash (used in)
   provided by financing activities                      (239)      17,900
                                                      --------   ---------
Increase (decrease) in cash                           (19,403)       8,466

Cash, beginning                                        61,550       32,846
                                                      --------   ---------
Cash, June 30, 1998 and 1997                          $42,147      $41,312
                                                      ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                               $142,040     $166,355
                                                     ========    =========
Cash paid for income taxes                           $    400     $      0
                                                     ========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Acquisition of S&P Custom Homes, Inc.
   Notes receivable                                  $95,000             0
   Other current assets                                  963             0
   Deferred financing costs                           12,792             0
   Accrued expenses                                   (3,600)            0
   Issuance of common stock                         (140,708)            0
   Acquisition of common stock                        25,000             0
                                                     --------    ---------
   Cash received from acquisition                   ($10,553)            0
                                                     ========    =========

 Issuance of 25,000 and 1,250,000 shares
  of common stock, respectively                       $25,000      $75,000
 Stock subscription promissory note receivable              0      (60,000)
                                                     ---------   ---------
 Proceeds from issuance of common stock               $25,000      $15,000
                                                     ========    =========
 Issuance of 0 and 300,000 shares of common stock
  as partial payment of legal and professional fees   $     0      $46,600
                                                     ========    =========
 Purchases of property and equipment                 $ 26,865     $109,260
 Debt incurred                                              0     (101,081)
                                                     --------    ---------
 Cash paid for property and equipment                $ 26,865     $  8,179
                                                     ========    =========

                           ARCA CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JANUARY 1, 1997 TO JUNE 30, 1998

                                   (UNAUDITED)

                                               Stock
                                Additional  Subscription                    Treasury         Total
                  Common Stock    Paid-in  Promissory Note   Accumulated      Stock       Stockholder's
               Shares     Amount  Capital    Receivable        Deficit    Shares  Amount     Equity

Balance,
1/1/97          500,000        50   212,450  (140,000)      (139,412)          0       0      (66,912)

Issuance of
shares of
common stock     65,000         7    32,493        0               0           0       0       32,500
<F1>

Issuance of
shares of
common stock  1,250,000       125    74,875  (60,000)              0           0       0       15,000

Issuance of
shares of
common stock    235,000        23    14,077        0               0           0       0       14,100
<F2>

Issuance of
shares of
common stock     10,000         1     9,999        0               0           0       0       10,000

Net loss              0         0         0        0        (162,567)          0       0     (162,567)
                ________   _____   ________   ________       _________     ______  ______    ________
Balance
12/31/97       2,060,000      206   343,894   (200,000)     (301,979)          0       0     (157,879)

Issuance of
shares of
common stock
<F3>              25,000        3    24,997          0              0          0       0       25,000

Issuance of
shares of
common stock
<F4>             300,000       30   127,886          0              0          0       0      127,916

Acquisition of
shares of
common stock
for reissuance
<F3>             (25,000)      (3)  (24,997)         0              0          0       0      (25,000)


Issuance of
shares of
common stock
<F5>
<F6>
                  30,000        3    12,789          0              0          0       0       12,792

Acquisition of
shares of
common stock
<F2>            (235,000)       0        23          0              0     235,000    (23)           0

Net loss               0        0         0          0        (36,969)         0       0      (36,969)
               ---------    -----  --------   --------     -----------      ______  ______    ________

Balance
6/30/98        2,155,000     $239  $484,592  ($200,000)     ($338,948)    235,000    (23)    ($54,140)
               =========    =====  ========   ========     ===========    ========  ======   ========

<F1> 50,000 shares of stock were issued to Stephen M. Robinson, P.A. in partial payment of legal services rendered during the year ending December 31, 1997. Stephen M. Robinson, P.A. is a law firm whose sole shareholder is Stephen M. Robinson, Vice President, Secretary and a director of the Company. 15,000 shares of stock were issued to Harry J. Santoro, President, Treasurer and a director of the Company, for professional services rendered to the Company during the year ended December 31, 1997.

<F2> 235,000 shares of stock had been issued to a consultant in connection with registrant's acquisition program. In June 1998, these shares were cancelled by mutual agreement.

<F3> In January 1998, 25,000 shares of stock were issued for $25,000 in cash to S&P Custom Homes, Inc., a home builder and specialty finance company in which Harry J. Santoro, President, Treasurer and a director of the Company, and Stephen M. Robinson, Vice President, Secretary, and a director of the Company, are affiliates. S&P Custom Homes, Inc. merged with the Company pursuant to a merger agreement effective on May 28, 1998. As a result of this transaction, the shares were acquired by the Company.

<F4> 300,000 shares of stock were issued in connection with the merger of
     S&P Custom Homes, Inc. with the Company. As a result of this transaction, 50,640 shares of stock were issued to Harry J. Santoro, President, Treasurer and a director of the Company, and 69,370 shares of stock were issued to Stephen M. Robinson, Vice President, Secretary, and a director of the Company, and 179,990 shares were issued to non-affiliates in exchange for the stock they owned in S&P.

<F5> 25,000 shares of stock were issued to Stephen M. Robinson, P.A. for legal services performed in connection with the S&P merger. Stephen M. Robinson, the sole shareholder of Stephen M. Robinson, P.A., is the Vice President, Secretary, and a director of the Company.


<F6> 5,000 shares of stock were issued to a non-affiliate in connection with the S&P merger.

                         ARCA CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998

                              (UNAUDITED)

1.  Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended December 31, 1997 and 1996 which were audited and appear in the Form 10-KSB previously filed by the Company.

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of June 30, 1998 and 1997, the consolidated statement of operations for the six months ended June 30, 1998 and 1997, the consolidated statement of cash flows for the six months ended June 30, 1998 and 1997 for the Company, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.  Business Acquisition

Effective May 28, 1998, the Company, Beran Corp. ("Beran") and S&P Custom Homes, Inc. ("S&P") entered into an Agreement and Plan of Merger (the "Merger") pursuant to which S&P was merged into Beran. Beran is a wholly owned subsidiary of the Company formed solely for the purpose of effectuating the Merger. Pursuant to the Merger, each share of S&P common stock was exchanged for one share of the Company's common stock, except for four S&P stockholders who agreed to accept less than a one-for-one share exchange. This resulted in a 300,000 share issuance of the Company's common stock in exchange for the S&P common stock, for a value of $127,916. In connection with the merger, 30,000 additional shares of common stock were issued for $12,792 and included in deferred financing costs, and 25,000 shares of the Company's common stock were re-acquired by the Company for reissuance.

3.  Related Party Transactions


In January 1998, 25,000 shares of stock were issued for $25,000 in cash to S&P Custom Homes, Inc., a home builder and specialty finance company in which Harry J. Santoro, President, Treasurer and a director of the Company, and Stephen M. Robinson, Vice President, Secretary, and a director of the Company, are affiliates. Effective May 28, 1998, these shares were re-acquired by the Company as a result of the merger with S&P.

Effective May 28, 1998, the Company acquired S&P Custom Homes, Inc. (see Note
2). Certain officers of the Company were also shareholders in S&P. Harry J. Santoro, President, Treasurer and a Director of the Company, received 50,640 shares of the Company's common stock as a result of his ownership in S&P. Stephen M. Robinson, Vice President, Secretary and a Director of the Company, received 69,370 shares of the Company's common stock as a result of his ownership in S&P. In addition, Stephen M. Robinson, P.A. was issued 25,000 shares of common stock for legal services performed in connection with the S&P merger. Stephen M. Robinson, the sole shareholder of Stephen M. Robinson, P.A., is Vice President, Secretary, and a director of the Company.

A summary of related party transactions for the year ended December 31, 1997 appears in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Through its subsidiaries, the Company is engaged in two lines of business; owning and operating income producing real estate, and the originating and servicing of loans to businesses, generally secured by real estate or other business assets ("business lending").


On December 31, 1995, the Company acquired through a subsidiary a controlling interest in a 124 unit apartment complex. ARCA secured bridge financing to make certain improvements needed to refinance the property. Upon completion of the improvements, rents, occupancy and net cash flow increased and the
property was successfully refinanced on September 19, 1997.   Subsequent to
the refinancing, the Company has used its positive operating cash flow to reduce debt.

On March 31, 1998, ARCA formed Beran Corp. and on May 28, 1998, entered into business lending through the acquisition of the business lending operations of a real estate development company.

ARCA is pursuing the acquisition of additional properties and businesses.


Results of Operations
----------------------
The following discussion is for the six months ending June 30, 1998 and 1997, respectively.

The Company reported total revenues of $395,269 and $362,763 in 1998 and 1997 respectively. Occupancy was approximately 96% and 91%, respectively. Operating expenses exclusive of interest expense decreased from $315,591 in 1997 to $282,906 in 1998. Net loss decreased from $119,263 in 1997 to $36,969 in 1998. The Company believes that overall, the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The net loss per share was ($.02) for the first six months in 1998, compared to a $(.09) net loss for the first six months of 1997.

Interest expense was $149,332 in 1998 and $166,435 in 1997. Going forward, the Company expects interest expense to decrease from comparable prior periods as a result of the refinancing which occurred on September 19, 1997.

Funds from operations turned positive in the first six months of 1998. Funds from operations was $15,186 for the six months ending June 30, 1998, a $33,133 increase over the comparable prior period. Funds from operations is defined by the Company as income before gains or losses on sales of investments plus depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------
At June 30, 1998, the Company had working capital of $49,080, including cash held in escrow for anticipated future expenses.

On December 31, 1997, the Company had $61,550 in cash. During the period, the Company received $25,000 from the issuance of common stock, $10,553 from an acquisition, and collected $5,000 on notes receivable. The Company used $6,852 in operating activities, purchased $26,865 of property and equipment, and paid $1,000 to incorporate Beran Corp. The Company used $9,500 to repay notes payable, and mortgage debt was reduced by $15,739. Cash decreased by $19,403. The Company had $42,147 in cash on June 30, 1998, exclusive of $104,777 in cash held in escrow accounts.

The Company's balance sheet is highly leveraged. The Company plans to reduce this leverage through future equity offerings. With the net proceeds of the stock subscription receivable, plus anticipated revenues, the Company believes it can support operations and planned capital expenditures for at least twelve months. In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. Since the refinancing which occurred on September 19, 1998, the Company has generated sufficient income from operations to service its existing debt. However, if the Company is unable to generate sufficient income from future operations to service its existing debt, the Company will require additional financing. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.

Other
-----

The Company cancelled, by mutual agreement, 235,000 of the 1,485,000 shares which had been issued, for a total consideration of $89,100, to two consultants that provided services in connection with the Company's acquisition program. The remaining 1,250,000 shares issued to the other consultant remain outstanding but subject to repurchase by the Company for nominal consideration if certain conditions precedent are not fulfilled, and Harry J. Santoro, President, Treasurer and a director of the Company, continues to be granted voting rights to such shares until such time as the conditions precedent are fulfilled or the shares are repurchased.

On September 19, 1997, the Company completed the refinance of its long term debt. This Form 10-QSB should be read in conjunction with the Form 8-K which was filed by the Company on September 24, 1997.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) bad debts, (e) uninsurable risks; and (f) general economic conditions.

PART II

OTHER INFORMATION
-----------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5    OTHER INFORMATION

On March 31, 1998, the Company entered into an agreement to acquire all of the outstanding stock of S&P Custom Homes, Inc. in exchange for 300,000 shares of the Company's common stock. See Footnotes numbers 2 and 3 to the Financial Statements for additional information.

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


                            ARCA CORP.


Dated: August 13, 1998      /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer

                         EARNINGS PER SHARE SCHEDULE

                                  EXHIBIT 1


    Calculation of net income

         Net Income (loss)                                  ($36,969)
         Assumed interest expense reduction                        0
         Assumed interest income increase                          0
                                                           ----------
                                                            ($36,959)
                                                           ==========

    Calculation of weighted average number of shares
         Weighted average shares outstanding               2,131,667
         Common stock equivalents                                  0
                                                           ----------
                                                           2,131,667
                                                           ==========
         Net income (loss) per share
                                                             ($ 0.02)
                                                           ==========