Form 10QSB
period 1998-09-30
ARCA CORP
filed 1998-11-13
CIK 1006762

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Yes  XX      No
    ----         ----
The Company had 2,390,000 shares of common stock, par value $.0001 per share, outstanding as of September 30, 1998.

             ARCA CORP. AND SUBSIDIARIES
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                ARCA CORP. AND SUBSIDIARIES
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 1998 AND 1997..........................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997....4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997....5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE PERIOD COMMENCING
                JANUARY 1, 1997 AND ENDING
                SEPTEMBER 30, 1998 ..................................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.................8

PART II.  OTHER INFORMATION.........................................10

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........10

      SIGNATURES....................................................11













                          ARCA CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 1998
                                 (UNAUDITED)
ASSETS
                                                       1998           1997
                                                       ----           ----
 Rental property, net of
     accumulated depreciation of
     $252,617 and $152,025, respectively          $3,343,341      $3,370,742
 Cash                                                 64,185          28,131
 Cash held in escrow                                  64,325          70,568
 Marketable Securities                                 7,155               0
 Notes receivable                                     40,000               0
 Accounts receivable                                  11,169           4,743
 Prepaid expenses                                     56,581          80,939
 Organization Costs, net of accumulated
 amortization of $4,125 and $2,625, respectively       3,375           4,875
 Deferred financing costs, net of
 accumulated amortization of $9,280 and -0-           89,843          86,331
                                                   ----------     ----------

TOTAL ASSETS                                      $3,679,974      $3,646,329
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                          $3,398,713      $3,427,673
  Accrued interest                                    38,183               0
  Note payable -stockholder                          162,000         177,500
  Note payable -other                                 18,500               0
  Accounts payable                                    15,217          15,267
  Accrued expenses                                    52,787          69,774
  Security deposits payable                           58,323          52,643
                                                  ----------      ----------
TOTAL LIABILITIES                                  3,743,723       3,742,857

Minority interest                                      9,943               0

Stockholders' Deficit
  Common stock, $.0001 par value
  50,000,000 shares authorized, 2,390,000 and
  500,000 shares issued
  and outstanding, respectively                          239             206
  Additional paid in capital                         484,592         343,894
  Accumulated deficit                               (358,500)       (240,628)
                                                   ---------       ---------
                                                     126,331         103,472
Less 235,000 and -0- shares of treasury
 stock, at cost                                          (23)              0
Less stock subscription receivable                  (200,000)       (200,000)
                                                   ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                         ( 73,692)        (96,528)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $3,679,974     $3,646,329
                                                   ==========     ==========
                               -3-
                   ARCA CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                    AND SEPTEMBER 30, 1997

                         (UNAUDITED)

                                               1998                   1997
                                               ----                   ----
Revenues
  Rental income                              $571,973               $540,698
  Tenant fees and other income                 24,765                 11,029
  Interest income                               1,335                    989
                                             --------                -------
TOTAL REVENUE                                 598,073                552,716

Operating expenses
  Administrative expenses                     102,672                121,864
  Utilities expense                            61,264                 64,871
  Operating and maintenance                    92,479                 99,218
  Taxes and insurance                          94,008                102,347
  Depreciation and amortization                79,097                 67,076
                                             --------               --------
TOTAL OPERATING EXPENSES                      429,520                455,376
                                             --------               --------
Operating income                              168,553                 97,340

Other Income (Expense)
   Environmental remediation expense                0               (111,974)
   Interest expense                          (225,131)              (249,508)
                                             ---------              --------
Total other income (expense)                 (225,131)              (361,482)

Loss before extraordinary item                (56,578)              (264,142)

Extraordinary Item -
 Net gain on extinguishment of debt                 0                162,926
                                             ---------              --------
Loss before minority interest                 (56,578)              (101,216)

Minority interest                                  57                      0
                                             --------               --------
Net loss                                    ($ 56,521)             ($101,216)
                                            =========              =========


Net loss per common share - basic             ($.03)                  ($.07)

Average number of common
shares outstanding - basic                  2,139,444              1,516,667
                                            =========              =========

                  ARCA CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  AND SEPTEMBER 30, 1997
                         (UNAUDITED)

                                                   1998               1997
                                                   ----               ----
Cash flows from operating activities
   Net loss                                     ($ 56,521)        ($101,216)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Minority interest in net loss of
       consolidated subsidiary                        (57)               0
     Stock compensation expense                         0            46,600
     Environmental remediation expense                  0           101,081
     Depreciation and amortization                 79,097            67,076
     Gain on extinguishment of debt                     0          (162,926)
   (Increase) decrease in:
     Accounts receivable                           (2,429)           10,838
     Prepaid expenses                              (4,083)           (2,497)
     Cash held in escrow                           13,344            10,841
   Increase (decrease) in:
     Accounts payable                              (4,011)            1,161
     Accrued expenses                             (48,115)              203
     Accrued interest                              10,986                 0
     Other liabilities                             (3,701)                0
     Security deposits payable                      2,839               (58)
                                                  --------         ---------
Net cash used in operating activities             (12,651)          (28,897)
                                                  --------         ---------
Cash flows from investing activities:
   Cash received from acquisition                  10,553                 0
   Purchases of property and equipment            (37,757)           (8,318)
   Purchases of marketable securities              (7,155)                0
   Loans made                                     (40,000)                0
   Collection of notes receivable                  95,000                 0
                                                  -------            -------
Net cash provided by (used in)
  investing activities                             20,641            (8,318)

Cash flows from financing activities
   Repayment of mortgage notes payable            (23,855)                0
   Proceeds from notes payable                          0             7,500
   Proceeds from issuance of common stock          25,000            25,000
   Repayments of notes payable                    (28,500)                0
   Proceeds from stockholder                       12,000                 0
   Minority interest investment                    10,000                 0
                                                  -------            -------
Net cash provided by (used in)
  financing activities                             (5,355)           32,500

Increase (decrease) in cash                         2,635            (4,715)

Cash, beginning                                    61,550            32,846
                                                  -------           -------
Cash, September 30, 1998 and 1997                 $64,185           $28,131
                                                  =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                   1998               1997
                                                   ----               ----
Cash paid for interest                           $214,145           $247,129
                                                  =======            =======

Cash paid for income taxes                           $400               $305
                                                  =======            =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of 25,000 shares of common stock       $25,000           $ 85,000
  Stock subscription promissory note receivable         0            (60,000)
                                                  -------            -------
  Proceeds from issuance of common stock          $25,000            $25,000
                                                  =======            =======

  Issuance of -0- and 300,000 shares of
   common stock as partial payment of legal
   and professional fees                          $     0           $46,600
                                                  =======            =======

  Debt incurred for environmental
   remediation expenses incurred                 $      0           $101,081
                                                  =======            =======

Acquisition of S&P Custom Homes, Inc. during the nine months ended September 30, 1998

   Issuance of common stock                             $140,708
   Acquisition of common stock                           (25,000)
   Notes receivable                                      (95,000)
   Other current assets                                     (963)
   Deferred financing costs                              (12,792)
   Accrued expenses                                        3,600
                                                         --------
   Cash received from acquisition                       $ 10,553
                                                         ========

During the nine months ended September 30, 1997, the Company refinanced its existing debt as follows:

   Proceeds from new first mortgage note              $2,500,000
   Partial repayment of original first mortgage note  (2,227,276)
   Increase in cash held in escrow                       (49,043)
   Increase in prepaid expenses                          (24,200)
   Increase in deferred financing costs                  (86,331)
   Decrease in accrued interest                         (324,995)
   Decrease in note payable - RPI                       (101,081)
   Increase in note payable - stockholder                150,000
                                                       ---------
   Gain on forgiveness of debt                         ($162,926)
                                                       =========

                           ARCA CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JANUARY 1, 1997 TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                               Stock
                                Additional  Subscription                    Treasury         Total
                  Common Stock    Paid-in  Promissory Note   Accumulated      Stock       Stockholder's
               Shares     Amount  Capital    Receivable        Deficit    Shares  Amount     Equity

Balance,
1/1/97          500,000        50   212,450  (140,000)      (139,412)          0       0      (66,912)

Issuance of
shares of
common stock     65,000         7    32,493        0               0           0       0       32,500
<F1>

Issuance of
shares of
common stock  1,250,000       125    74,875  (60,000)              0           0       0       15,000

Issuance of
shares of
common stock    235,000        23    14,077        0               0           0       0       14,100
<F2>

Issuance of
shares of
common stock     10,000         1     9,999        0               0           0       0       10,000

Net loss              0         0         0        0        (162,567)          0       0     (162,567)
                ________   _____   ________   ________       _________     ______  ______    ________
Balance
12/31/97       2,060,000      206   343,894   (200,000)     (301,979)          0       0     (157,879)



Issuance of
shares of
common stock
<F3>              25,000        3    24,997          0              0          0       0       25,000

Issuance of
shares of
common stock
<F4>             300,000       30   127,886          0              0          0       0      127,916

Acquisition of
shares of
common stock
for reissuance
<F3>             (25,000)      (3)  (24,997)         0              0          0       0      (25,000)


Issuance of
shares of
common stock
<F5>
<F6>              30,000        3    12,789          0              0          0       0       12,792

Acquisition of
shares of
common stock
<F2>                   0        0        23          0              0     235,000    (23)           0

Net loss               0        0         0          0        (56,521)         0       0      (56,521)
               ---------    -----  --------   --------     -----------      ______  ______    ________
Balance
9/30/98        2,390,000     $239  $484,592  ($200,000)     ($358,500)    235,000    (23)    ($73,692)
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

                         ARCA CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998
                              (UNAUDITED)

1.  Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended December 31, 1997 and 1996 which were audited and appear in the Form 10-KSB previously filed by the Company.

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of September 30, 1998 and 1997, the consolidated statement of operations for the nine months ended September 30, 1998 and 1997, the consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997 for the Company, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

During the nine months ended September 30, 1998, Stephen M. Robinson, Secretary, Vice President and a director of the Company, advanced $12,000 to the Company pursuant to a demand promissory note which bears interest at 12% per annum.

During the nine months ended September 30, 1998, a company owned by Harry J. Santoro, President, Treasurer and a director of the Company, advanced $6,000 to the Company pursuant to a demand promissory note which bears interest at 12% per annum.

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

Results of Operations
----------------------
The following discussion is for the nine months ending September 30, 1998 and 1997, respectively.

The Company reported total revenues of $598,073 and $552,716 in 1998 and 1997 respectively. Occupancy was approximately 96% and 92%, respectively. Operating expenses exclusive of interest expense decreased from $455,376 in 1997 to $429,520 in 1998. Net loss decreased from $101,216 in 1997 to $56,521 in 1998. The Company believes that overall, the Company and the industry will realize modest increases in net rental income and net operating income in the foreseeable future.

The net loss per share was ($.03) for the first nine months in 1998, compared to a $(.07) net loss for the first nine months of 1997.

Interest expense was $225,131 in 1998 and $249,508 in 1997. Going forward, the Company expects interest expense to decrease from comparable prior periods as a result of the refinancing which occurred on September 19, 1997.

Funds from operations turned positive in the first nine months of 1998. Funds from operations was $22,576 for the nine months ending September 30, 1998, a $51,068 increase over the comparable prior period. Funds from operations is defined by the Company as income before gains or losses on sales of investments plus depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any.

The Company believes that FFO is helpful to investors as a measure of performance because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to
make capital expenditures.   FFO in and of itself does not represent cash
generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and accordingly, may not be comparable to such other companies.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------
At September 30, 1998, the Company had working capital of $16,266, including cash held in escrow for anticipated future expenses.

On December 31, 1997, the Company had $61,550 in cash. During the period, the Company used $12,651 in operating activities. Investing activities provided net cash of $20,641. The Company used $5,355 in financing activities. Cash increased by $2,635. The Company had $64,185 in cash on September 30, 1998, exclusive of $64,325 in cash held in escrow accounts.

The Company's balance sheet is highly leveraged. The Company plans to reduce this leverage through future equity offerings. With the net proceeds of the stock subscription receivable, plus anticipated revenues, the Company believes it can support operations and planned capital expenditures for at least twelve months. In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. Since the refinancing which occurred on September 19, 1998, the Company has generated sufficient cash flow from operations to service its existing debt. However, if the Company is unable to generate sufficient cash flow from future operations to service its existing debt, the Company will require additional financing. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.

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

On September 19, 1997, the Company completed the refinance of its long term debt. This Form 10-QSB should be read in conjunction with the Form 8-K which was filed by the Company on September 24, 1997 which relates to such refinance.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Without limiting the generality of the foregoing, such information can be identified by the use of forward-looking terminology such as "anticipate", "will", "would", "expect", "intend", "plans to" or "believes", or other variations thereon, or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) bad debts, (e) uninsurable risks; and
(f) general economic conditions.

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

On October 1, 1998, the Company entered into an agreement to acquire Allied American Capital corporation in exchange for 10,450,000 shares of the Company's common stock. The acquisition by ARCA is subject to regulatory approvals and
Allied raising a net of approximately $29,000,000 by November 24, 1998.   There
can be no assurance that such regulatory approvals will be obtained, or that Allied will secure financing, or if financing becomes available, that it will be on acceptable terms. For more information on this acquisition, see the Information Statement dated November 2, 1998 attached to this Form 10-QSB as
Exhibit 10.16.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 11.01 - Earnings Per Share Schedule

         Exhibit 10.16 - Information Statement dated November 2, 1998

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         October 6, 1998 - Press release re acquisition of Allied American Capital Corporation

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ARCA CORP.


Dated:  November 13, 1998    /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer

                                 EXHIBIT 11.01
                          EARNINGS PER SHARE SCHEDULE

    Calculation of net income

         Net Income (loss)                                 ($56,521)
         Assumed interest expense reduction                       0
         Assumed interest income increase                         0
                                                           ---------
                                                           ($56,521)
                                                           =========

    Calculation of weighted average number of shares
         Weighted average shares outstanding               2,139,444
         Common stock equivalents                                  0
                                                           ----------
                                                           2,139,444
                                                           ==========
         Net income (loss) per share
                                                             ($0.03)
                                                           ==========

                               EXHIBIT 10.16
                          INFORMATION STATEMENT

                                                                   ARCA Corp.
                                                        215 West Main Street
                                                     Maple Shade, NJ   08052
                                                              (609) 667-0600
                                                         Fax: (609) 727-0218
                       INFORMATION STATEMENT

                         November 2, 1998

To the Holders of Common Stock:

     The following Information Statement is being mailed to the shareholders of record of ARCA Corp. ("ARCA") in connection with the proposed acquisition of Allied American Capital Corporation.

     Since the acquisition agreement requires various corporate actions, some of which required shareholder approval of the transaction, ARCA is providing this Information Statement to its shareholders.

ARCA Intends to Acquire Allied American Capital Corporation
-----------------------------------------------------------

     ARCA has entered into an agreement to acquire Allied American Capital Corporation in exchange for 10,450,000 shares of ARCA's common stock.

     Allied American Capital Corporation, a privately held Texas-based corporation, was formed in January 1998 for the specific purpose of acquiring life insurance companies and related enterprises. On June 25, 1998, Allied entered into an acquisition agreement to acquire a majority interest in three life insurance companies for an aggregate purchase price of $18,705,000 plus
approximately 925,000 shares of Allied stock.   Allied has no current business
activities.

     In order for the shareholders to understand the effect of the Allied acquisition, we have prepared a summary of the transaction and presentation which not only discusses Allied, but provides information concerning the effect upon ARCA after the acquisition of Allied. See the section entitled "Pro Forma Presentation" for such summary.

     The acquisition will not take place unless Allied has been able to raise approximately $29 million to acquire the Insurance Companies.

     Based upon information provided by Allied to ARCA's Board of Directors, the Board was satisfied that there was at least a reasonable likelihood that the financing would be accomplished, and in view of certain time constraints imposed upon the transaction, has decided to move forward to put the necessary corporate actions of ARCA in place notwithstanding this substantial contingency.

     In the event that Allied is unable to raise the $29 million by November 15, 1998, ARCA will have the right to terminate the acquisition agreement.

     If the acquisition agreement is terminated, the Board believes that the various corporate actions by ARCA will nevertheless provide positive benefits to the Corporation.
The Proposed Corporate Actions of ARCA
--------------------------------------

     All of the corporate actions set forth below have been approved by the ARCA Board of Directors, as well as shareholders holding a majority of the shares of ARCA common stock. No further approval is necessary by the shareholders, but the non-consenting shareholders are entitled to be informed of such corporate actions in advance of the date such actions will be effective and, under New Jersey law, to certain dissenters' rights.

     WE ARE NOT ASKING YOU FOR A PROXY, AND YOU ARE REQUESTED NOT TO SEND IN A PROXY.

Preferred Stock.
---------------
     The Certificate of Incorporation will be amended to create 10,000,000 shares of "blank check" preferred stock. The term "blank check" means that the Board of Directors of the Corporation will be able to set all of the rights and preferences of the preferred stock as needed by the Corporation. If the Allied acquisition closes, the preferred stock will be utilized as part of the $29 million funding. If the Allied acquisition does not close, the blank check preferred stock will provide a useful tool for the Corporation.

Reorganization and Stock Dividend.
---------------------------------
     Allied has indicated that it does not desire to operate the Company's apartment complex or its finance business, and has made it a condition of the acquisition agreement that the Company divest itself of such businesses. The Board of Directors believes that the current businesses of the Company are viable, and therefore, rather than seeking a private purchaser, has determined to transfer all of the assets and liabilities of ARCA to a new Delaware corporation named APTA Holdings, Inc. All shareholders of record on a date as may be determined by the Board of Directors (the "Dividend Record Date") will receive one share of APTA Holdings, Inc. for each share of ARCA's common stock held on the Dividend Record Date. For all practical purposes, APTA Holdings, Inc. will be identical, in terms of business and management, to ARCA prior to the acquisition. However, APTA will not initially be quoted on the OTC Bulletin Board; nor, pending the filing of a Form 10, will it be a reporting company. The Company intends to cause APTA Holdings, Inc. to file a Form 10 with the Securities and Exchange Commission to become a reporting company, and to thereafter seek inclusion on the OTC Bulletin Board. In accordance with the S.E.C. Rules, actual distribution of the APTA Holdings stock will not occur
until the Form 10 becomes effective.   It should be noted, however, that the
existing ARCA shares which you will keep will continue to be quoted on the OTC Bulletin Board, and after the acquisition of Allied, would be traded under that company's name. Thus shareholders, upon successful completion of the Allied acquisition, will own shares both in Allied and in APTA Holdings. If the acquisition is completed, Allied management will thereafter become management of the Company and will operate the Insurance Companies, and the present management of ARCA will continue to operate the apartment complex and the finance company under APTA Holdings. In the event that the Allied acquisition does not occur, then the Company will let the transfer of its business to APTA Holdings remain, but APTA Holdings will remain a wholly owned subsidiary of ARCA unless the Board of Directors determines that it is in the best interest of the Company to proceed with the reorganization.

Name Change.
-----------
     An amendment to the Certificate of Incorporation to change the name from ARCA Corp. to Allied American Capital Corporation, or such other name as is approved by the Board of Directors, has also been approved by the shareholders and the Board of Directors. In the event that the Allied acquisition is completed, it is likely that the Company's name will be changed to Allied American Capital Corporation. If the Allied acquisition does not occur, the Company's name will remain ARCA Corp.

Dissenters' Rights
------------------
     As indicated previously, the acquisition agreement has been approved by shareholders holding a majority of the shares of ARCA Corp. However, under N.J.S.A. 14:A10-3, you are entitled to dissent from the acquisition agreement and to be paid the fair value of your shares of ARCA.

     To assert and enforce this right, you are required, under New Jersey law, to follow the following procedure: deliver to Harry J. Santoro, at 215 West Main Street, Maple Shade, New Jersey, 08052, prior to the Dividend Record Date (as provided in a notice which will be sent to you), your written notice of dissent, stating that you intend to demand payment for the fair value of your shares, together with your stock certificate(s) and a Medallion-guaranteed stock power for such certificate(s).

     The fair value of your shares for which you will have demanded payment was determined on November 2, 1998, the date of approval of the acquisition agreement by the shareholders. At that date, the common stock of ARCA was being quoted on the OTC Bulletin Board at a bid price of $.25 per share.
Prior to that date, there were a limited number of trades at prices ranging from $.75 to $1.0625 per share.

ARCA's Present Business
-----------------------
     The most complete source of information concerning ARCA is contained in the Company's Form 10KSB filed with the S.E.C. for the period ending December 31, 1997, and the subsequent filings made with the S.E.C., all of which can be found on the S.E.C.'s "EDGAR" system by accessing the following web site:

         http://www.sec.gov/cgi-bin/srch-edgar?0001006762

     Upon request, ARCA will supply a copy of any of such documents to a shareholder who does not have Internet access.

Forward Looking Statements
--------------------------
Certain statements made in this Information Statement are "forward looking statements". Without limiting the generality of the foregoing, such information can be identified by the use of forward- looking terminology such as "anticipate", "will", "would", "expect", "intend", "plans to" or "believes", or other variations thereon, or comparable terminology. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties or industry factors. Some important factors that may cause actual results that differ materially from those in any forward-looking statements may include the availability of financing in the time frame required, market acceptance of Allied's products and services , competitive pressures, and the ability to attract and retain key executive sales and management personnel. ARCA disclaims any obligation or responsibility to update any such forward-looking statements.

               Allied American Capital Corporation
                       a Texas Corporation


                       PRO FORMA PRESENTATION

THIS INFORMATION STATEMENT HAS BEEN PREPARED AS IF ALLIED HAD ACQUIRED MAJORITY CONTROL IN THE LIFE INSURANCE COMPANIES AND RAISED A MINIMUM OF $29 MILLION AS PROVIDED HEREIN, AND HAD BEEN ACQUIRED BY ARCA CORP. ACCORDINGLY, THE INFORMATION PRESENTED IN THIS INFORMATION STATEMENT GIVES EFFECT ON A PRO FORMA BASIS TO THE TERMS OF THE FOLLOWING AGREEMENTS AS IF THEY OCCURRED ON AUGUST 31, 1998:

1.   THE 1998 STOCK PURCHASE AND SALE AGREEMENT REGARDING THE LIFE
INSURANCE COMPANIES DATED JUNE 25, 1998 (hereinafter referred to as the "Life
    Insurance Companies Stock Purchase Agreement"); and

2. THE STOCK PURCHASE AGREEMENT AND PLAN OF REORGANIZATION BETWEEN ARCA CORP. AND ALLIED AMERICAN CAPITAL CORPORATION DATED SEPTEMBER 28, 1998 (hereinafter referred to as the "ARCA Stock Purchase Agreement") .


The acquisition of Allied by ARCA is subject to regulatory approvals and Allied raising a net of approximately $29,000,000 by November 24, 1998. There can be no assurance that such regulatory approvals will be obtained, or that Allied will secure financing, or if financing becomes available, that it will be on acceptable terms.

                           The Company

Allied American Capital Corporation is a Texas corporation headquartered in Bedford, Texas, whose ownership control is held by William C. Meier, Wayne E. Williams and Stanley E. Corvin, Jr. Allied commenced business in January 1998 for the specific purpose of acquiring life insurance companies and related enterprises. On June 25, 1998 Allied negotiated an acquisition agreement which involves the purchase of majority control in three life insurance companies having common ownership and management control. The three companies are headquartered in Dallas, Texas. On August 3, 1998, Allied negotiated a contract with a company to originate and process "niche" loans offered through a United States Government Guaranteed Loan program. Allied intends to incorporate, immediately following the closing of the Offering, two insurance agencies, Premier Marketing Alliance, Inc.("PMA") and Premier Marketing Alliance, Inc. of Texas ("PMATX") (also collectively referred to herein as the "Marketing Companies"), and a separate finance company, Allied American Financial Corporation ("Allied Financial"). At present, Allied has no other current business activities.

Allied intends to raise minimum net proceeds for the Company of at least $29,000,000, or maximum net proceeds of $33,800,000, by a private offering (the "Proposed Offering") to consummate the aforementioned pending acquisition and fund its finance subsidiary operations. In connection with the acquisition transaction, Allied (pursuant to the ARCA Stock Purchase Agreement) will become a wholly owned subsidiary of ARCA. At the time of acquisition, ARCA will have no business activities. Concurrent with the acquisition, ARCA will change its corporate name to Allied American Capital Corporation and assume the on-going operations of Allied. Allied will operate as a publicly traded holding company (the "Holding Company") concentrating in the sale and distribution of life, health, accident and other insurance products utilizing its various insurance companies and its wholly-owned Marketing Companies as well as financing activities in its finance affiliate.

The combined purchase price offered by Allied for the Life Insurance Companies, which includes the estimated costs of acquiring all minority interests, approximates $18,101,896 in cash, an eighteen (18) month note in the amount of $1,055,000 and 925,000 shares of Allied Common Stock. The Life Insurance Companies reported approximately $1,440,000 of combined statutory net income in 1997 and $697,000 for the eight months ended August 31, 1998. Earnings reported under generally accepted accounting principles ("GAAP") for the companies are similar to statutory earnings. The majority of the Life Insurance Companies' earnings are derived from their combined $25,000,000 investment portfolio consisting primarily of high grade government-backed securities. For the eight months ended August 31, 1998, the companies experienced an average annual yield on their invested assets of approximately 7.12%.

The Life Insurance Companies have sold only minimal new insurance business over the last three years and lack a viable sales force. New individual health insurance products, utilizing the Association Group concept and Preferred Provider Organization ("PPO") claim cost controls, are currently being sold, however, new production volume is de minimus. The products appear only marginally competitive and marketable for the near term, but do allow for reasonable and acceptable underwriting risk. Subsequent to the acquisition closing, Allied will file and introduce several new insurance products under a new and more aggressive marketing program.

The Company's growth strategy for its Insurance Subsidiaries will focus on finalizing its contract with a national independent agency distribution network, expanding such network and continually identifying and evaluating new products and acquisition opportunities that are consistent with the Company's objective of providing a full range of life, health and other insurance and financial products.

Allied's wholly-owned finance company, Allied Financial, will initially conduct its operations under two separate finance divisions: the Rural Development Loan
Division and the Mortgage Banking Division.    In August 1998, Allied
consummated an agreement with Economic Development Capital Corporation ("EDCC"), a Plano, Texas based company, to fund commercial loans. EDCC is a start up company and is owned by Stanley E. Corvin, Jr., a current shareholder of the Company. EDCC plans to engage in the business of originating, processing, closing and servicing loans guaranteed by the Full Faith and Credit of the United States Government through the United States Department of Agriculture's program identified as a Rural Development Guaranteed Loan Program.

Allied Financial's Mortgage Banking Division will concentrate its activities and financial resources in both the origination of, and bulk purchase and sale of, single family loans (both first and second lien mortgages). WCM Investments, Inc., a company owned and controlled by William C. Meier, is currently affiliated, through a one-third ownership interest, with Great Oak Mortgage Company, L.C., a mortgage company that underwrites and sells single
family mortgages in Texas.   The operations of Great Oak Mortgage Company, L.C.
is expected to be purchased by the Company in early 1999. Another business objective for the Mortgage Banking Division will be to package single family loans for securitization in minimum amounts of $5 million per loan group and market these securitized loan packages to investors based on underwriting criteria pre-approved by the investor.

Management believes that not only will each of the Company's wholly-owned subsidiaries contribute positive and independent results to the Company's overall results of operations, but the activities of each subsidiary will also compliment and provide cross selling and investment opportunities for each other.

                  Selected Financial Information

The following table sets forth combined summary historical financial and operating information, presented on a basis of Statutory Accounting Principles, of the Life Insurance Companies to be purchased by the Company. The following information should be read in conjunction with the financial statements and other related financial information presented elsewhere in this Information Statement.




Statement of Operations Data:
                                          Year Ended       Eight Months Ended
                                          December 31          August 31
                                        1996        1997          1998
                                        ----        ----          ----

Earned Premiums                    $7,269,300   $5,805,485    $3,266,123
Net Investment Income               1,937,591    1,769,187     1,073,383
Total Revenues                      9,280,743    7,631,499     4,389,705

Policy Benefits and Claims          4,839,080    3,349,391     2,247,775
Other Insurance Benefits            2,613,022    2,690,685     1,468,822
Total Expenses                      7,452,102    6,040,076     3,716,597

Net Realized Investment Gains         246,742       42,682       127,007

Net Income                          1,901,280    1,440,698       696,957

                   ____________________________





Statement of Admitted Assets,
Liabilities and Capital and Surplus Data:

                                          Year Ended       Eight Months Ended
                                          December 31          August 31
                                        1996        1997          1998
                                        ----        ----          ----
Cash and Cash Equivalents            $2,819,177   $3,590,250    $3,827,043
Other Invested Assets                21,147,543   21,828,790    21,195,488
Total Admitted Assets                27,378,383   28,128,986    26,862,481
Policy Benefit and Claim Reserves    10,080,014    8,948,386     7,600,299
Total Liabilities                    11,120,170    9,908,477     8,356,497
Total Admitted Capital and Surplus   16,258,213   18,220,509    18,505,984


                Outline of The Proposed Offering

Securities Offered . . . . . . A Minimum of 34,483 and a Maximum of 40,000
                               Shares of Series A 7.5% Cumulative Convertible Preferred Stock, Non- Voting, $.01 par value per share, liquidation preference $1,000 per share

Price per Share  . . . . . . . $1,000

Use of proceeds
(at minimum level) . . . . . . Cash for Purchase of
                               Majority Control of
                               Life Insurance Companies . . . . . .$17,650,000
                               Provide Funding for Purchase
                               of Minority Interests of
                               Life Insurance Companies . . . . . . .  451,896
                               Provide Funding for Purchase
                               of Additional Life Insurance
                               Company . . . . . . . . . . . . .     1,600,000
                               Provide Warehouse Funding for
                               Government Loan Program . . . . . .   5,000,000
                               Enhance Statutory and
                               Working Capital. . . . . . . . . . .  4,298,104
                                                                     ---------
                                                                   $29,000,000
                                                                   ===========

Shares outstanding
(pro forma). . . . . . . . . . Common Stock - 13,530,000 shares

Shares outstanding after
Offering (pro forma). . . . . .Common Stock - 13,530,000 shares
                               Series A Preferred Stock - 34,483 shares
                               (minimum level)
                               Series A Preferred Stock - 40,000 shares
                               (maximum level)



Conversion . . . . . . . . . . Each share of Series A Preferred Stock may, at any time, at the option of the holder thereof, be converted into shares of Common Stock. Each share of Series A Preferred Stock shall be convertible into a number of fully-paid and nonassessable shares of Common Stock equal to the result obtained by dividing the Liquidation Preference plus accrued but unpaid dividends by the Conversion Price.

Conversion Price . . . . . . . $3.629764 per share

Exchange . . . . . . . . . . . The shares of Series A Preferred Stock will be exchanged for substantially identical Series A Preferred Stock of ARCA Corp. immediately after issuance. It is anticipated that Allied will be acquired by ARCA prior to, or simultaneously with, the closing of this Offering.

Ranking. . . . . . . . . . . . The Series A Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets upon dissolution, liquidation or winding up of Allied, prior to all shares of Junior Stock (including the Common Stock).



               ALLIED AMERICAN CAPITAL CORPORATION

Pro Forma Condensed Consolidated Balance Sheets

The accompanying unaudited condensed pro forma balance sheets of the Company as of August 31, 1998 have been derived by the Company from the actual balance sheet of the Company at August 31, 1998, and adjusts such information to give effect to the following transactions as if they had occurred on August 31, 1998:

        * The Life Insurance Companies were acquired pursuant to the terms of the Life Insurance Companies Stock Purchase Agreement;
        * Allied was acquired by ARCA pursuant to the ARCA Stock Purchase Agreement;
        * Closing has taken place in respect of the Offering described herein; and
        * The Life Insurance Companies reported their combined financial position utilizing generally accepted accounting principles ("GAAP").

The summary condensed pro forma balance sheets are presented for informational purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition and related transactions closed on the dates assumed. In addition, the pro forma financial information does not purport to be indicative of the results of operations which may be achieved in the future.

The condensed pro forma balance sheets have been prepared on the basis of Generally Accepted Accounting Principles and adjustments as provided herein.

Selected Financial Data

The unaudited combined statutory selected financial information of the Life Insurance Companies as of August 31, 1998 and for the eight months in the period then ended, and for each of the two years in the period ended December 31, 1997 as presented on page 7, have been prepared in conformity with accounting practices prescribed or permitted by the Texas and Oklahoma Departments of Insurance. Prescribed Statutory Accounting Practices ("SAP") include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state law, regulations and general administrative rules. Permitted Statutory Accounting Practices encompass all accounting practices not so prescribed. These accounting practices differ in some respects from Generally Accepted Accounting Principles (GAAP). Some of the more significant differences are as follows:

* Under SAP, aggregate reserves for life, accident and health policies are based on statutorily allowed mortality and morbidity tables as appropriate, and prescribed future investment yields which may differ from reserves valued according to GAAP which also gives consideration to estimates of policy withdrawals.

* Under SAP, policy acquisition costs, such as commissions, underwriting and other costs incurred in connection with acquiring new business, are charged to current operations as incurred. Under GAAP, these costs are deferred and amortized over the policy term to provide matching of revenue and expenses.

* Certain assets designated as "non-admitted", if any, are charged to surplus under SAP. Under GAAP, these assets less applicable allowance accounts are restored to the balance sheet.

* Under SAP, deferred income taxes are not provided on timing differences between statutory and taxable income and on unrealized investment gains and losses. Under GAAP, deferred taxes, if any, are provided on the differences between GAAP and taxable income, and on unrealized investment gains and losses.

* Under GAAP, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's investments in debt and equity securities are classified as available for sale securities. Under GAAP, securities classified as available for sale must be reported at market value with the unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity. SAP does not require the classification of debt and equity securities into specific categories. Therefore, valuation differences may exist between reporting on SAP versus GAAP.

* Valuation allowances for potential market value declines and interest rate reductions on certain invested assets are required be reflected by formulae under SAP. Under GAAP, these valuation allowances are not required.

* Certain reinsurance transactions recognized for SAP are not recorded under GAAP.

* Companies and affiliates owned by a common parent are normally consolidated under GAAP reporting purposes. Insurance company financial statements prepared under SAP are normally prepared on an individual company basis.

* Under GAAP, earnings per share and other amounts relating to shareholder values for publicly traded companies are normally reflected in the financial statements. Such presentations are not made in financial statements prepared using SAP, which are used primarily for policyholder protection purposes by state regulatory authorities.

                      ALLIED AMERICAN CAPITAL CORPORATION
               PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF AUGUST 31, 1998
                                 (UNAUDITED)

                                                               PRO FORMA
                                                              AS ADJUSTED
                                        ACTUAL        MINIMUM       MAXIMUM
                                        ------        -------       -------
ASSETS
Cash and cash equivalents               $1,000       $15,367,282   $20,167,282
Other invested assets                                 21,953,779    21,953,779
Other assets                                           1,216,947     1,216,947
Goodwill and other intangible assets    10,203           650,000       650,000
                                      ---------      -----------   -----------
         TOTAL ASSETS                  $11,203       $39,188,009   $43,988,009
                                      =========      ===========   ===========

LIABILITIES
Note payable                                         $ 1,055,000   $ 1,055,000
Claim and Benefit Reserves                             6,538,321     6,538,321
Other liabilities                       10,203           247,250       247,250
Minority interest                                        451,896       451,896
                                      ---------      -----------   -----------
         TOTAL LIABILITIES              10,203         8,292,467     8,292,467

STOCKHOLDERS' EQUITY
Non-Voting Series A 7.5% Convertible
 Preferred Stock ($.01 par value;
 20,000,000 authorized; actual -
 no shares issued and outstanding;
 as adjusted at minimum level -
 34,483 shares outstanding; as
 adjusted at maximum level -
 40,000 shares outstanding)                 -                345           400
Common Stock (50,000,000 authorized;
 actual - $.01 par value, 215,369
 shares outstanding; as adjusted at
 minimum and maximum levels - $.0001
 par value, 13,530,000 shares
 outstanding)                            2,154             1,353         1,353
Paid in and contributed capital              -        30,893,844    35,693,788
Retained earnings                            -                 -             -
Shareholder loans                       (1,154)                -             -
                                      ---------      -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY       1,000        30,895,541    35,695,541
                                      ---------      -----------   -----------

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY           $11,203       $39,188,009   $43,988,009
                                      =========      ===========   ===========

                                     ALLIED AMERICAN CAPITAL CORPORATION
                                  LIFE INSURANCE COMPANIES GAAP ADJUSTMENTS
                                            AS OF AUGUST 31, 1998
                                               (UNAUDITED)

                                                                GOODWILL    CLAIM
    GAAP ADJUSTMENT DESCRIPTION          OTHER                 AND OTHER     AND
                                        INVESTED     OTHER     INTANGIBLE  BENEFIT      OTHER     MINORITY     RETAINED
                                         ASSETS      ASSETS      ASSETS    RESERVES   LIABILITIES INTERESTS    EARNINGS
                                        --------     ------    ----------  --------   ----------- ---------    --------
Estimated excess market value of
 Other Invested Assets over
 SAP values                              $758,291                                                              $758,291
Recognition of Statutory non-
 admitted assets for GAAP purposes                    274,452                                                   274,452
Estimated net prepaid and deferred
 income taxes under GAAP                              163,369                                                    163,369
Elimination of SAP reinsurance
 agreement asset and liability                     (1,061,978)            (1,061,978)
Estimated future value of Life
 Insurance Companies' inforce
 insurance business                                             300,000                                         300,000
Estimated values ascribed to Life
 Insurance Companies' licenses                                  350,000                                         350,000
Elimination of SAP investment
 allowance reserves                                                                   (508,948)                (508,948)
Recognition of minority ownership
 interests in Life Insurance
 Companies                                                                                         451,896     (451,896)
                                        --------     ------    ----------  --------    ----------- ---------    --------
TOTAL LIFE INSURANCE COMPANIES
  GAAP ADJUSTMENTS                      $758,291    ($624,157)  $650,000  ($1,061,978)  ($508,948) ($451,896) $1,903,165
                                        ========     ======    ==========  ========    =========== =========    ========

                                     ALLIED AMERICAN CAPITAL CORPORATION
                                     ADJUSTMENTS FOR EFFECTS OF OFFERING
                                        MINIMUM LEVELS OF OFFERING
                                            AS OF AUGUST 31, 1998
                                               (UNAUDITED)

                                                  GOODWILL
   OFFERING ADJUSTMENT                            AND OTHER                                                 PAID IN AND
       DESCRIPTION                       OTHER    OTHER       NOTE       OTHER       PREFERRED   COMMON     CONTRIBUTED
                              CASH       ASSETS   ASSETS      PAYABLE    LIABILITIES   STOCK     STOCK        CAPITAL
                            ----------  --------  ---------   ---------- ----------- ----------- ---------  -----------
Net proceeds from sale
 of Preferred Stock
 under offering            $29,000,000                                                    $345              $28,999,655
Exchange of Allied shares
 for ARCA shares in
 merger                                                                                             (801)           801
Cash paid Sellers at
 Closing for purchase
 of Life Insurance
 Companies                 (17,650,000)                                                                     (17,650,000)
Cash paid to Life
 Insurance Companies
 by Sellers at Closing
 for certain assets             15,000                                                                           15,000
Estimated Life Insurance
 Companies' earnings
 through Closing               174,239                                                                          174,239
Elimination of Allied
 (Holding Company)
 Offering expenses                                 (10,203)                (10,203)
Reclassification of
 Allied (Holding Company)
 Shareholder loans                         1,154                                                                  1,154
Recognition of Note
 Payable to Sellers at
 Closing                                                      1,055,000                                      (1,055,000)
                            ----------  --------  ---------   ---------- ----------- ----------- ---------  -----------
TOTAL ADJUSTMENTS FOR
EFFECTS OF OFFERING        $11,539,239    $1,154  ($10,203)  $1,055,000   ($10,203)        $345     ($801)  $10,485,849
                            ==========  ========  =========   ========== =========== =========== =========  ===========