Form 10KSB
period 1998-12-31
ARCA CORP
filed 1999-03-04
CIK 1006762

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/98.

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days) [X]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $802,908.

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998 was $112,498. The market value is based upon the bid price of the Common Stock of $.25 per share on December 31, 1998.

The Company had 1,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 28, 1999.

Documents incorporated by reference: The Company incorporates by reference various exhibits from the Company's Registration Statement on Form SB-2, file No. 33-5278-NY, which became effective on November 4, 1996.

Transitional Small Business Disclosure:     Yes       No  XX
                                                ----     -----

PART I

Item 1.  Description of Business
-------   ----------------------

General
--------

ARCA CORP. ("ARCA" or the "Company") was incorporated on December 22, 1995 in the State of New Jersey for the purpose of acquiring, developing and selling
residential real estate.   The Company simultaneously formed Spring Village
Holdings, Inc. a New Jersey corporation, as a wholly owned subsidiary. The discussion of the business of the Company set forth herein includes the business of Spring Village Holdings, Inc.

The Company is currently engaged in two lines of business; owning and operating income producing real estate, and the originating and servicing of loans to businesses, generally secured by real estate or other business assets ("business lending").

On December 31, 1995, the Company acquired through a subsidiary an 80% controlling interest in a 124 unit apartment complex. ARCA secured bridge financing to make certain improvements needed to refinance the property.
Upon completion of the improvements, rents, occupancy and net cash flow increased and the property was successfully refinanced on September 19, 1997. Subsequent to the refinancing, the Company has used its positive operating cash flow to reduce debt.

On March 31, 1998, ARCA formed Beran Corp. and on May 28, 1998, entered into business lending through the acquisition of the business lending operations of a real estate development company.

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran intends to enter into secured consumer lending in the first quarter of 1999.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to the Company. The Company is also pursuing the acquisition of other businesses.


Initial Acquisition
--------------------

The Company acquired a 4.5% general partnership interest and a 75.5% limited partnership interest (80% total) in SVG Properties, L.P. which owns the Spring Village Apartments complex in Sharon Hill, Pennsylvania from Harry J. Santoro and companies affiliated with him (Santoro), the Company's President, for $50,000. SVG Properties, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New Jersey on May 12, 1987. In 1987 the Partnership acquired for $2,450,000 the Mill Spring Apartments (subsequently renamed the Spring Village Apartments). At the time of the acquisition the property was severely in need of rehabilitation. The Partnership invested over $1,000,000 into the property using capital contributed by its partners and the net proceeds from a $3,250,000 mortgage guaranteed by the Federal Housing Administration. Though the physical aspects and the net income of the property were significantly improved, the net income from operations was not sufficient to make the principal and interest payments due on the first mortgage. The Partnership attributes this to the high effective interest rate on the mortgage of 10 1/2%, plus 1/2% for insurance. In January, 1992, the Partnership defaulted on its mortgage. In August, 1992, Santoro acquired a controlling interest in the Partnership, along with other assets, in exchange for $125,000. At the time of the acquisition in 1992, Mr. Santoro owned a 7.14% limited partnership interest in SVG Properties, L.P. Mr. Santoro also was the chief executive officer and a 16.7% owner of Santoro, VanDervort & Gordon, Inc., the corporate general partner, which owned 14.70% of S.V.G. Properties, L.P. Santoro then entered into negotiations with the U.S. Department of Housing and Urban Development
(HUD) to renegotiate the terms of the first mortgage. A Provisional Workout Agreement (the "Agreement") was agreed to and became effective on January 1, 1994, whereby HUD agreed not to take any action as a result of the default, provided that the mortgagor remit the minimum monthly payment and satisfactorily performed the other requirements of the agreement. The agreement provided for a minimum monthly payment of $24,000 ($288,000/yr.) in 1994 increasing to $34,000 per month ($408,000/yr.) in 2002.

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

On September 19, 1997, S.V.G. Properties, L.P., 80% of which is owned by ARCA Corp. through its wholly owned subsidiary Spring Village Holdings, Inc., completed the refinancing of its long term debt. The refinancing completes the first objective of the Company's long term business plan. Below is a summary of the significant financial terms of the refinancing (rounded to the nearest $1,000):

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
Maturity                                         7 years         10 years+/-

As a result of the refinancing, long term debt decreased by $17,000, annual debt service decreased by $19,000, annual interest expense decreased by $35,000, and funded cash reserves to cover anticipated future expenses such as taxes, capital replacements and insurance increased by $89,000. Below is a more detailed analysis of long term debt as of September 19, 1997.

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

For more information, see Financial Statements

Now that the refinancing has been completed, the Company plans to seek new capital to reduce total debt and to seek strategic acquisitions to enhance shareholder value.


The Complex
------------

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

The current real estate tax assessment equates to a market value of $3,190,000. The assessed value for real estate taxes is $98,890 (based on a presumed value of $3,190,000) and the real estate taxes paid for 1998 were $91,200. The tax basis as of December 31, 1997 of the Partnership's buildings and equipment was $3,464,024 and $124,086 respectively, with $1,163,716 in accumulated depreciation. The land has a tax basis of $263,727. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the 150% declining balance method over a 10 year life. The Company owns an 80% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and the Company does not anticipate the need for substantial future renovations other than routine replacements. The Company believes it has adequate insurance coverage.


The Company plans to make the following capital expenditures during the next twelve months:

Replace appliances and equipment                $ 15,000
Replace soffits and fascia, painting               4,000
Grounds, landscaping, etc.                         5,000
                                                --------
Total                                           $ 24,000

All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.


Future Acquisitions
--------------------

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

The Company may invest in mortgages or other debt securities, including real estate tax liens, and there are no restrictions on such investments except that such debt securities or liens shall be secured by residential real estate or unimproved acreage.

The Company may invest in direct or indirect interests in residential real estate and unimproved land, including fee simple ownership, general or limited partnership interests, listed or not listed common or preferred stock in real estate companies or REITS which invest in residential real estate. The Company does not intend to originate or warehouse mortgages, for purposes of sale or servicing.

The Company, at the discretion of the Board of Directors, may change the investment objectives and criteria as it deems appropriate and in the best interests of the Company.

Industry Overview
------------------

The Company's primary focus is to own and operate apartment complexes. The industry is dominated by numerous small operators. There are several large apartment operators in the area, including the Korman Organization, which operates a 1,500+ unit apartment complex, International City, which competes with the Company's existing complex. The Company believes the industry is highly competitive.


Apartment complexes in the area similar to the one owned by the Company have the following profiles:


                                                Company         Company
  Rents per month                Typical        12/31/97        12/31/98
  -------------------------      -------        --------        --------

  Studio                        $375 - $495        $395          $405
  One bedroom                   $475 - $625        $510          $520
  Two bedroom                   $585 - $725        $625          $635

  Annual rent increase 1998      1% - 3%          1% - 2%       1% - 2%

  Average occupancy 1998        94% - 97%        92% - 95%     93% - 98%

The Company believes that the general market is stable and that its units at current rental rates are in line with competitive complexes in the area.

Because it costs more to build a new apartment unit than to acquire an existing unit and due to lack of suitable construction sites in the area, competition is limited to existing apartment complexes and should be manageable.

Employees
----------

In addition to Harry J. Santoro, the President, and Stephen M. Robinson, the Vice President and Secretary, the Company, through subcontracts, employs five other people on a regular basis who manage and maintain the apartment complex.


Facilities
-----------

The Company currently shares its principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $600, of which one half will be paid by the Company. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.


Item 2.  Description of Property
---------------------------------

See Item 1 "Description of Business" and Item 6 "Management Discussion and Analysis or Plan of Operation".

Item 3. Legal Proceedings.
---------------------------

There are no pending material legal proceedings to which the Company or any of its properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

The Company's common stock is approved for quotation on the OTC Bulletin Board under the symbol "ARCC". As of the date of this Form 10-KSB, quotations were submitted by three market makers and there was minimal public trading of the Company's stock at prices ranging from $.25 to $1.0625.

As of February 28, 1999 there were 1,000,000 shares of common stock outstanding (net of 1,475,000 shares held in treasury) held by approximately 450 shareholders of record. There have been and are expected to be no dividends declared on the common stock.


Item 6. Management Discussion and Analysis or Plan of Operation
----------------------------------------------------------------


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


Results of Operations
----------------------

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

1998 Compared To 1997

The Company reported total revenues of $802,908 in 1998, compared to $743,935 in 1997, an increase of $58,973, or 8%. Several factors accounted for this increase. Occupancy increased from 93% in 1997 to approximately 96% in 1998. The Company believes this was the result of an improving economy, increased advertising, and reflects overall improvement in the desirability of our apartments resulting from increased spending in prior years, on previously deferred maintenance. Tenant fees and other income increased by $23,015 as a result of expansion of tenant services and the installation of a new computerized billing system. Included in total revenues are revenues from financial services realized by Beran Corp., the Company's new subsidiary which is in its early stages of development. Interest income also increased by $1,316, reflecting a new cash management system implemented in 1998.

Total operating expenses decreased by $146,299, to $599,378.  Administrative
expenses declined by $33,437 to $146,002.   In 1997, the Company incurred
significant expenses related to a proposed acquisition. In 1998, there was an increase in administrative expenses related to the operations of the apartment complex. Utilities expenses declined from $88,027 in 1997 to $79,750 in 1998 due primarily to an unusually mild winter. Operating and maintenance expenses remained little changed from 1997. Decreases in material costs were offset by increases in subcontracts and miscellaneous other costs. Taxes and insurance declined by $10,360, reflecting lower insurance premiums and lower payroll taxes due to a shift to the use of subcontractors. In 1997, the Company incurred a $111,974 environmental remediation expense to remove seven underground fuel tanks to accomplish the refinancing described below. Depreciation increased by $16,818 to $113,483.

On September 19, 1997, the Company refinanced its debt. Interest expense declined from $324,402 in 1997 to $300,315, due to a lower overall effective interest rate and a reduction in the total debt outstanding. $162,926 of debt was forgiven by the Company's original first mortgage lender as part of the refinancing. The forgiveness of debt was reflected as a net gain on extinguishment of debt in 1997, and is reported as an extraordinary item.

Net loss decreased from $162,567 in 1997 to $94,837 in 1998. The Company reported a basic net loss of ($.04) per share in 1998, compared to a basic net loss of ($.10) per share in 1997, as a result of a lower loss in 1998 divided by a larger number of average shares outstanding.


1997 Compared To 1996

The Company reported total revenues of $743,395 and $734,690 in 1997 and 1996, respectively. Occupancy was approximately 93% and 93%, respectively. A small increase in the average unit rental rate resulted in the $8,705 increase in total revenue.

Administrative expenses increased to $179,439 in 1997 from $102,788 in 1996, primarily due to costs related to the Company's acquisition program.
Utilities declined by $13,772. Operating and maintenance expense increased from $109,551 in 1996 to $135,057 in 1997. In 1997, the Company added a full time maintenance person which caused this increase. The Company believes it will benefit in the future as a result of the increase in maintenance manpower through faster service and a better maintained property. Taxes and insurance declined by $12,688, primarily due to the elimination of mortgage insurance which was due on the mortgage that was refinanced in 1997, and overall lower insurance rates. Depreciation increased by $6,405 to $96,665 in 1997, reflecting recent capital improvements being depreciated. Operating income declined from $184,262 in 1996 to ($1,742) in 1997, primarily due to the increases in expenses discussed above and the $111,974 environmental remediation expense incurred in 1997 as discussed below.

On September 19, 1997, the Company refinanced its debt. As a result, interest expense declined from $332,136 in 1996 to $324,402 in 1997. Related to the refinancing, the Company incurred $111,974 in environmental remediation expenses. Seven underground fuel storage tanks were successfully removed. $162,926, of debt was forgiven by the Company's original first mortgage lender as part of the refinancing. This forgiveness of debt was reflected as a net gain on extinguishment of debt in 1997.

Net loss increased from ($139,412) to ($162,567) in 1997. Basic net loss per share declined from ($.33) in 1996 to ($.10) in 1997, primarily due to the increase in the average number of shares outstanding.

The prior five year rental history is summarized as follows:

          Gross Potential Rents    Occupancy        Average Annual Rent
Year  (Exclusive of other income)  Percentage        per square foot
-----      ---------------------    ----------       --------------------
1994       $753,379                 96                 $9.61
1995       $763,181                 95                 $9.74
1996       $775,730                 93                 $9.90
1997       $783,367                 93                $10.00
1998       $797,894                 96                $10.18

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

Liquidity and Capital Resources
--------------------------------

At December 31, 1997 and 1996, the Company had a deficit in working capital of $50,418 and $10,868, respectively, including cash held in escrow for anticipated future expenses. At December 31, 1998, the Company had $3,203 in working capital, a significant improvement over prior years, and indicative of the Company's improving financial fundamentals.

On December 31, 1996, the Company had $32,846 in cash. During the year ending December 31, 1997, the Company received proceeds of $25,000 from the issuance of common stock and $27,000 from notes payable to stockholders and related parties. Operations provided an additional $22,875 in cash. The Company used $41,066 to purchase property and equipment and reduced mortgage indebtedness by $5,105. The net increase in cash for the year was $28,704. The Company had $61,550 in cash on December 31, 1997, exclusive of $77,669 cash held in escrow accounts.

During the year ending December 31, 1998, the Company realized $40,000 in proceeds from notes payable, $25,000 from the issuance of its own common stock, and $10,000 through the sale of common stock of a subsidiary (minority interest). The Company used $32,139 to repay mortgage notes payable, $9,465 was used in operations. The Company received $10,553 in cash from an acquisition, collected $95,000 from notes receivable, collected $19,981 from loans, made $93,334 in new loans, and used $45,981 to purchase property and equipment. The net increase in cash for the year was $19,592. The Company had $81,142 in cash on December 31, 1998, exclusive of $52,799 cash held in escrow accounts.

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

In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company. As a result of the refinancing which occurred on September 19, 1997, the Company anticipates breakeven net cash flow after all scheduled debt service in 1999, including principal payments totalling $34,893 on long term debt.


Planned Capital Expenditures
-----------------------------

Replace appliances and equipment                $ 15,000
Replace soffits and fascia, painting               4,000
Grounds, landscaping, etc.                         5,000
                                                --------
Total                                           $ 24,000


All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.


Selected Financial Data
------------------------

The following selected financial data has been derived from the Company's financial statements included elsewhere in this Form 10-KSB, and should be read in conjunction with the financial statements and notes thereto.

Statement of Operations Data

                                  12/31/98                   12/31/97
                                  --------                   --------
Total Revenues                    802,908                    743,935
Operating Expenses                897,726                  1,069,428
Loss before extraordinary item
 and minority interest            (94,818)                  (325,493)
Extraordinary item                      0                    162,926
Loss before minority interest     (94,818)                  (162,567)
Minority Interest                     (19)                         0
Net income (loss)                 (94,837)                  (162,567)
Basic net (loss) per share          ($.04)                  (    .10)


Average number of
shares outstanding - basic       2,110,136                 1,662,500



Balance Sheet Data            December 31, 1998         December 31, 1997
-------------------            -----------------         -----------------
Working capital (deficit)         $  (28,043)                ($50,418)
Total Assets                      $3,681,648               $3,664,601
Total Liabilities                 $3,783,660               $3,822,480
Minority Interest                     10,019                        0
Stockholders' Equity
       (Deficit)                  $ (112,031)              $ (157,879)

Other
------

During 1997, the Company issued 1,485,000 shares, for a total consideration of $89,100, to two consultants that provided services in connection with the Company's acquisition program. All 1,485,000 shares were issued subject to repurchase by the Company for nominal consideration if certain conditions precedent were not fulfilled. Additionally, voting rights to 1,250,000 of such shares were granted to Harry J. Santoro, President of the Company, until such time as the conditions precedent were fulfilled. In June of 1998,
235,000 of the 1,485,000 shares were cancelled.   In December 1998, 1,240,000
of the remaining 1,250,000 shares were cancelled, and 10,000 shares were released to one of the consultants, in consideration for the $15,000 previously received by the Company from the consultant.

Impact of the Year 2000 Issue
-----------------------------

The Company's State of Readiness
--------------------------------

The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that the Company's critical accounting information systems are Year 2000 compliant due to the fact that the Company's hardware and operating system are "off-the-shelf" products from third parties with Year 2000 compliant versions. The Company does not rely on to any significant degree on any other computerized information systems.

As part of the Company's Year 2000 compliance review, the Company is in the process of contacting its primary vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues.

The Cost to Address the Company's Year 2000 Issues
--------------------------------------------------

The Company estimates that the cost of its Year 2000 compliance issues will be less than $1,000 and is not expected to be material to the Company's financial position, cash flow, or results of operations.

The Risks Associated with the Company's Year 2000 Issues
--------------------------------------------------------

The Company believes that the risks associated with Year 2000 issues primarily relate to the failure of third parties, particularly banks and utilities, upon whom the Company's business relies to timely remediate their Year 2000 issues. Failure by third parties to timely remediate their Year 2000 issues could result in disruptions in the Company's supply of parts and materials, late, missed, or unapplied payments, temporary disruptions, and other general problems related to the Company's daily operations. While the Company believes its Year 2000 compliance review procedures will adequately address the Company's internal Year 2000 issues, until the Company receives responses from its significant vendors, the overall risks associated with the Year 2000 issue will remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Company's business, operating results and financial position.

The Company's Contingency Plan
------------------------------

The Company has implemented a Year 2000 contingency plan. The Company is prepared to run manually and without automated systems in the event of a Year 2000 system failure. The Company is however dependent on certain suppliers, particularly two banks where the Company maintains its operating accounts, and suppliers of utilities. Except for utilities, the Company has arranged for the use of multiple suppliers, including banks, to provide alternatives should one or more suppliers experience difficulties.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the
Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; and (e) general economic conditions.


Item 7.  Financial Statements.
-------------------------------

The consolidated financial statements included in this Form 10-KSB for the years ended December 31, 1998 and 1997 have been audited by Haefele, Flanagan & Co., P.C., independent certified public accountants, as indicated in their report with respect thereto, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting.

Please see pages F-1 through F-18 attached as an exhibit hereto.




Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure
-----------------------------------------------------------

None.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:

                              Age               Title
                              ----              ------

Harry J. Santoro, CPA          45               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      56               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 45 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude.  He began work in 1975 with Haefele, Van Sciver
& Co., a local certified Public Accounting firm.  Three years later he became a Certified Public Accountant and was made a partner in the firm.  The firm's name was changed to Haefele, Van Sciver, Santoro & Co.  While at the firm he
provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate development.  He left the firm in 1982 to form a consulting company and to invest in real estate.  He is currently  engaged in real estate development and apartment management as principal and  President of H. James Santoro, Inc. as well as the Company.
He also offers consulting services related to mergers and acquisitions.

Stephen M. Robinson. Mr. Robinson, who is 56 years old, is admitted to practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation. During the period from 1986 through 1992, Mr. Robinson was a shareholder of the law firm of Robinson & Sacharow, P.C.,
located in Maple Shade, New Jersey.   Mr. Robinson left such firm in 1992,
and opened an office at 172 Tuckerton Road, Medford, New Jersey where he continues his securities practice.

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

Item 10.  Executive Compensation.


Summary Compensation Table
                                                 Annual Compensation

Name and                                                      Other Annual
Principal Position     Year   Salary             Bonus        Compensation
-------------------    ----   ------             ------       ------------


Harry J. Santoro,      1997    $17,500 plus         0           $37,197 <F1>
President, Treasurer           15,000 shares
                               of common stock
                               valued at $7500

                       1998     0                   0           $39,874 <F1>



Stephen M. Robinson,   1997   $25,000 plus          0           $15,488 <F2>
VP, Secretary                 50,000 shares
                              of common stock
                              valued at
                              $25,000

                       1998     0                   0            $10,660

-----------------
[FN]
<F1> *SVG Properties, L.P. entered into a management agreement with H. James
Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex. Such agreement is currently in effect on a month to month basis, and shall terminate when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. H. James Santoro, Inc. received in 1998 and 1997, respectively, $39,874 and $37,197 pursuant to such agreement. Mr. Santoro owns 100% of H. James Santoro, Inc.

<F2>  Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.

Employment and Consulting Agreements
-------------------------------------

The employment agreements of the officers terminated on December 22, 1996, and have not been renewed.



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 28, 1999 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.



                        #  Shares of
Name and Address of     Common Stock          % Outstanding
Beneficial Owner        Beneficially            Common Stock
                          Owned <F1>        Beneficially Owned
------------------      ---------------     -----------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          339,370<F2>               33.9%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        213,140<F3>               21.3%

All Directors and
Officers as a
group (2 persons)            552,510                   55.3%

-----------------
[FN]
<F1>
  Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

<F2>
  Includes 45,000 shares held by Theodora T. Robinson, wife of Stephen M. Robinson.

<F3>
  Includes 45,000 shares held by Donna M. Santoro, wife of Harry J. Santoro, and 37,500 shares held by H. James Santoro, Inc., a company controlled by Harry J. Santoro.


Item 12.  Certain Relationships and Related Party Transactions
--------------------------------------------------------------

SVG Properties, L.P. entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex. Such agreement is currently in effect on a month to month basis, and shall terminate when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. H. James Santoro, Inc. received in 1998 and 1997, respectively, $39,874 and $37,197, pursuant to such agreement. Mr. Santoro owns 100% of H. James Santoro, Inc.

The Company currently shares its principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $600, of which one half will be paid by the Company. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

During the year ended December 31, 1997, the Company incurred $65,488 of legal fees payable to a stockholder/director, of which $15,488 was incurred in connection with the refinancing and is included in deferred financing costs. The Company also incurred $25,000 of consulting fees payable to a stockholder/director during the year ended December 31, 1997. As of December 31, 1997, $27,500 of these fees are in accrued expenses. A portion of these fees were paid by the issuance of the Company's common stock. See next paragraph.

Sixty five thousand (65,000) shares of common stock were issued to officers of the Company for services provided during the year ended December 31, 1997. The shares were valued at $32,500, and is included in administrative expenses.

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

Effective May 28, 1998, the Company acquired S&P Custom Homes, Inc. (see Notes to Consolidated Financial Statements Note 2). Certain officers of the Company were also shareholders in S&P. Harry J. Santoro, President, Treasurer and a Director of the Company, received 50,640 shares of the
Company's common stock as a result of his ownership in S&P.   Stephen M.
Robinson, Vice President, Secretary and a Director of the Company, received 69,370 shares of the Company's common stock as a result of his ownership in S&P. In addition, Stephen M. Robinson, P.A. was issued 25,000 shares of common stock for legal services performed in connection with the S&P merger. The shares were valued at $10,657, which was included in deferred financing costs. Stephen M. Robinson, the sole shareholder of Stephen M. Robinson, P.A., is Vice President, Secretary, and a director of the Company.

During the year ended December 31, 1998, Stephen M. Robinson, Secretary, Vice President and a director of the Company, advanced $27,000 to the Company pursuant to a demand promissory note which bears interest at 12% per annum.

During the year ended December 31, 1998, a company owned by Harry J. Santoro, President, Treasurer and a director of the Company, advanced $47,500 to the Company pursuant to a demand promissory note which bears interest at 12% per annum.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits
    --------

 3.1*    Articles of Incorporation of Registrant filed                   (A)
          on December 22, 1995

 3.2*    By-Laws of the Registrant                                       (A)

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

21.2    Amended list of subsidiaries of the Registrant as of 12/31/98

27.1    Financial Data Schedule


(b) Reports on Form 8-K
    -------------------

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

Report on Form 8-K filed October 6, 1998 filing press release concerning the proposed acquisition of Allied American Capital Corporation



---------

The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the documents as indicated below:

(A) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 number 333-5278-NY, effective November 4, 1996.

(B) Incorporated by reference to the Registrant's Form 10-KSB dated December 31, 1997.

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

Date: March 4, 1999

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

Date: March 4, 1999

                                            /S/  Harry J. Santoro
                                       -------------------------------------
                                            Harry J. Santoro, Director

                                            /S/  Stephen M. Robinson
                                       -------------------------------------
                                            Stephen M. Robinson,  Director

                        EARNINGS PER SHARE SCHEDULE
                               Exhibit 11.1



            Calculation of Net Income                   12/31/98

Net Income (loss)                                        (94,837)
   Assumed interest expense reduction                           0
   Assumed interest income increase                             0
                                                        ---------
                                                         (94,837)
                                                       ==========

           Calculation of weighted average number of shares

   Weighted average shares outstanding                  2,110,136
   Common stock equivalents                                     0
                                                        ----------
                                                        2,110,136
                                                        ==========


            Net income (loss) per share                     (.04)
                                                        ==========

                            EXHIBIT 21.2

              AMENDED LIST OF SUBSIDIARIES OF REGISTRANT

                      as of DECEMBER 31, 1998


Spring Village Holdings, Inc.
215 West Main Street
Maple Shade, New Jersey  08052


Beran Corp., a Delaware corporation
215 West Main Street
Maple Shade, New Jersey  08052

                    ARCA CORP. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1998 AND 1997

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

Consolidated Financial Statements

  Consolidated Balance Sheets                              F-2

  Consolidated Statements of Operations                    F-3

  Consolidated Statements of Changes in
   Stockholders' Deficit                                   F-4

  Consolidated Statements of Cash Flows                F-5 - F-7

Notes to Consolidated Financial Statements             F-8 - F-18

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ARCA Corp. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of ARCA CORP. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARCA CORP. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                              HAEFELE, FLANAGAN & CO., p.c.


Moorestown, New Jersey
January 29, 1999

                   ARCA CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND 1997

                              ASSETS

                                              1998          1997

Rental property, net (Notes 3 & 4)         $3,323,353     $3,376,436
Cash (Note 3)                                  81,142         61,550
Cash held in escrow (Notes 3 & 5)              52,799         77,669
Accounts receivable                            10,529          8,740
Notes receivable (Notes 3 & 6)                 73,353            -0-
Prepaid expenses                               53,428         51,535
Deferred financing costs, net (Note 3)         87,044         84,171
Organization costs, net (Note 3)                  -0-          4,500
                                           ----------     ----------
     Total Assets                          $3,681,648     $3,664,601
                                           ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
 Mortgage notes payable (Note 7)           $3,390,429     $3,422,568
 Accrued interest                              45,736         27,197
 Notes payable (Note 8)                       237,000        197,000
 Accounts payable                              24,863         19,228
 Accrued expenses                              25,654         97,302
 Security deposits payable (Note 3)            56,407         55,484
 Other liabilities                              3,571          3,701
                                           ----------     ----------
     Total Liabilities                      3,783,660      3,822,480

Minority interest (Notes 1 and 3)              10,019            -0-

Commitments and contingencies (Note 12)

Stockholders' Deficit (Note 9)
  Common stock, $.0001 par value,
   50,000,000 shares authorized,
   2,390,000 shares and 2,060,000 shares
   in 1998 and 1997 issued                        239            206
Additional paid in capital                    484,569        343,894
  Accumulated deficit                     (   396,816)   (   301,979)
                                           ----------     ----------
                                               87,992         42,121
  Less stock subscriptions receivable     (   140,000)   (   200,000)
  Less 1,475,000 shares of treasury
    stock, at cost                            (60,023)           -0-
                                           ----------     ----------
     Total Stockholders' Deficit          (   112,031)   (   157,879)
                                           ----------     ----------
     Total Liabilities and Stockholders'
      Deficit                              $3,681,648     $3,664,601
                                           ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     ARCA CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                           1998           1997
Revenues
  Rental real estate                    $  796,855      $ 743,935
  Financial services                         6,053            -0-
                                        ----------     ----------
     Total revenues                        802,908        743,935

Operating Expenses
  Administrative expenses                  146,002        179,439
  Utilities expense                         79,750         88,027
  Operating and maintenance                135,988        135,057
  Taxes and insurance                      124,155        134,515
  Environmental Remediation expense            -0-        111,974
  Depreciation and amortization            113,483         96,665
                                        ----------     ----------
     Total operating expenses              599,378        745,677
                                        ----------     ----------
Operating income (loss)                    203,530       (  1,742)

Other income (expense)
  Interest income                            1,967            651
  Interest expense                      (  300,315)      (324,402)
                                        ----------     ----------

     Total other income (expense)      (   298,348)    (  323,751)
                                        ----------     ----------
Loss before extraordinary item and
  minority interest                    (    94,818)    (  325,493)

Extraordinary item
  Net gain on extinguishment of debt            -0-       162,926
                                        ----------     ----------
Loss before minority interest          (    94,818)    (  162,567)

Minority interest                              (19)           -0-
                                        ----------     ----------
Net loss                               ($   94,837)    ($ 162,567)
                                        ==========     ==========

Net loss per common share - Basic
  Loss before extraordinary item
   and minority interest               ($      .04)    ($     .20)
  Extraordinary item                           -0-            .10
  Minority interest                            -0-            -0-
                                        ----------     ----------
  Net loss per common share - Basic    ($      .04)    ($     .10)
                                        ==========     ==========
Average number of common shares
  outstanding - Basic                    2,110,136      1,662,500
                                        ==========     ==========
The accompanying notes are an integral part of these consolidated financial statements.

                               ARCA CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                               Stock
                                Additional  Subscription                    Treasury         Total
                  Common Stock    Paid-in  Promissory Note   Accumulated      Stock       Stockholder's
               Shares     Amount  Capital    Receivable        Deficit    Shares  Amount     Equity

Balance,
1/1/97          500,000        50   212,450  (140,000)      (139,412)          0       0      (66,912)

Issuance of
shares of
common stock     65,000         7    32,493        0               0           0       0       32,500

Issuance of
shares of
common stock  1,250,000       125    74,875  (60,000)              0           0       0       15,000

Issuance of
shares of
common stock    235,000        23    14,077        0               0           0       0       14,100

Issuance of
shares of
common stock     10,000         1     9,999        0               0           0       0       10,000

Net loss              0         0         0        0        (162,567)          0       0     (162,567)
                ________   _____   ________   ________       _________     ______  ______    ________
Balance
12/31/97       2,060,000      206   343,894   (200,000)     (301,979)          0       0     (157,879)

Issuance of
shares of
common stock
                  25,000        3    24,997          0              0          0       0       25,000

Issuance of
shares of
common stock
                 300,000       30   127,886          0              0          0       0      127,916

Acquisition of
shares of
common stock
for reissuance
                 (25,000)      (3)  (24,997)         0              0          0       0      (25,000)

Issuance of
shares of
common stock      30,000        3    12,789          0              0          0       0       12,792

Acquisition of
shares of
common stock           0        0         0          0              0     235,000    (23)         (23)

Acquisition of
shares of
common stock           0        0         0     60,000              0   1,240,000  (60,000)       -0-

Net loss               0        0         0          0        (94,837)         0       0      (94,837)
               ---------    -----  --------   --------     -----------      ______  ______    ________
Balance
12/31/98       2,390,000     $239  $484,569  ($140,000)     ($396,816)  1,475,000  (60,023) $(112,031)
               =========    =====  ========   ========     ===========  ==========  =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

                       ARCA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                   1998         1997
Cash Flows From Operating Activities:
  Net loss                                   ($   94,837) ($  162,567)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating
    activities:
    Minority interest in net loss of
     consolidated subsidiary                          19          -0-
    Stock compensation expense                       -0-       46,600
    Environmental remediation expense                -0-      101,081
    Depreciation and amortization                113,483       96,665
    Gain on extinguishment of debt                   -0-     (162,926)
    (Increase) decrease in:
      Accounts receivable                       (  1,789)       6,841
      Prepaid expenses                          (    930)      26,907
      Cash held in escrow                         24,870        3,740
    Increase (decrease) in:
      Accounts payable                             5,635        5,122
      Accrued interest                            18,539       16,722
      Accrued expenses                          ( 75,248)      38,206
      Other liabilities                         (    130)       3,701
      Security deposits payable                      923        2,783
                                               ---------     --------
Net cash provided by (used in) operating
 activities                                     ( 9,465)       22,875

Cash Flows From Investing Activities:
  Purchases of property and equipment           ( 45,981)   (  41,066)
  Cash received from acquisition                  10,553           -0-
  Collection of installment notes receivable     114,981           -0-
  Loans made                                    ( 93,334)          -0-
                                                ---------     --------
Net cash used in investing
 activities                                    ( 13,781)     ( 41,066)

Cash Flows from Financing Activities:
  Repayment of mortgage notes payable          (  32,139)     ( 5,105)
  Proceeds from notes payable                     40,000       27,000
  Proceeds from issuance of common stock          25,000       25,000
  Minority interest                               10,000          -0-
  Acquisition of shares of common stock        (      23)         -0-
                                               ---------     --------
Net cash provided by financing
 activities                                       42,838       46,895
                                               ---------     --------
Increase in cash                                  19,592       28,704

Cash, beginning                                   61,550       32,846
                                               ---------     --------
Cash, ending                                  $   81,142   $   61,550
                                               =========     ========

                      ARCA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                    1998         1997
                                                    ----         ----
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION


Cash paid for interest                        $  281,776   $  307,680
                                               =========    =========
Cash paid for income taxes                    $      400   $      305
                                               =========    =========
Non-cash investing and financing activities:

  Issuance of 25,000 and 1,260,000 shares
   of common stock, respectively                  25,000       85,000
  Stock subscription promissory notes
   receivable                                        -0-    (  60,000)
                                               ---------    ---------
  Proceeds from issuance of common stock      $   25,000   $   25,000
                                               =========    =========
  Issuance of 300,000 shares of common
   stock as partial payment of legal
   and professional fees                      $      -0-   $   46,600
                                               =========    =========
  Debt incurred for environmental
   remediation expenses                       $      -0-   $  101,081
                                               =========    =========


During the year ended December 31, 1998, 1,240,000 shares of common stock were acquired by the Company in exchange for $60,000 in stock subscriptions receivable.


During the year ended December 31, 1998, the Company acquired S&P Custom Homes, Inc. through a subsidiary as follows:


    Issuance of common stock            $   140,708
    Acquisition of common stock       (      25,000)
    Notes receivable                  (      95,000)
    Other current assets              (         963)
    Deferred financing costs          (      12,792)
    Accrued expenses                          3,600
                                       ------------
    Cash received from acquisition    $      10,553
                                       ============

                          ARCA CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


SUPPLEMENTARY DISCLOSURE OF CASH FLOW  INFORMATION (continued):

Non-cash investing and financing activities (continued:


During the year ended December 31, 1997, the Company refinanced its existing debt as follows:

    Proceeds from new first mortgage note                  $ 2,500,000
    Partial repayment of original first mortgage note     (  2,227,276)
    Increase in cash held in escrow                       (     49,043)
    Increase in prepaid expenses                          (     24,200)
    Increase in deferred financing costs                  (     86,331)
    Decrease in accrued interest                          (    324,995)
    Decrease in note payable   RPI                        (    101,081)
    Increase in note payable   stockholder                     150,000
                                                            ----------
    Gain on extinguishment of debt                         $   162,926
                                                            ==========




















The accompanying notes are an integral part of these consolidated financial statements.

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


Note 1  Nature of Operations

     The Company was incorporated on December 22, 1995 in the state of New Jersey for the purpose of acquiring, developing and selling residential real estate. Through its subsidiaries, the Company is currently engaged in two lines of business; owning and operating income producing real estate, and financial services.

     On December 31, 1995, the Company acquired, through its wholly owned subsidiary Spring Village Holdings, Inc., an 80% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments), which owns a 124 unit residential apartment complex in Sharon Hill, Pennsylvania. The Company's 80% partnership interest is comprised of a 4.5% general partnership interest and 75.5% limited partnership interest. The remaining 20% limited partnership interests are held by unrelated individuals.

     On March 31, 1998, the Company formed Beran Corp. ("Beran") and on May 28, 1998, entered into the financial services business through the acquisition of the lending operations of a real estate development company. On November 24, 1998, Beran became a licensed lender of consumer loans in the State of New Jersey. Beran is a 91% owned subsidiary of the Company.

Note 2   Business Acquisition

     Effective May 28, 1998, the Company, Beran and S&P Custom Homes, Inc. ("S&P") entered into an Agreement and Plan of Merger (the "Merger") pursuant to which S&P was merged into Beran. S&P was a real estate developer and specialty finance company in which officers of the Company were stockholders. Pursuant to the Merger, each share of S&P common stock was exchanged for one share of the Company's common stock, except for four S&P stockholders who agreed to accept less than a one-for-one share exchange. This resulted in the issuance of 300,000 shares of the Company's common stock in exchange for the S&P common stock, for a value of $127,916. This acquisition has been accounted for as a purchase. In connection with the merger, 30,000 additional shares of common stock were issued for $12,792 and are included in deferred financing costs, and 25,000 shares of the Company's common stock were re-acquired by the Company for reissuance. (See Note 9)

     The operating results of Beran (formerly S&P) are included in the Company's results of operations from the date of acquisition.

                          ARCA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


Note 3   Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of ARCA Corp., its wholly owned subsidiary, Spring Village Holdings, Inc. and its 91% owned subsidiary, Beran Corp. The accounts of Spring Village Holdings, Inc. include its 80% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments). All significant intercompany transactions and accounts have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Rental Real Estate Revenues

     Rental real estate revenues include rental income and associated fees earned from tenants.

     The Company earns rental income under operating lease agreements with tenants. Rental income is recognized on a straight-line basis over the applicable lease term. The associated fees and other income are recognized as earned.

Financial Services Revenues

     Gross installment notes receivable are recorded net of unearned finance charges, which are recognized as income using the interest method over the term of the related loan. Accrual of finance charges is suspended when payment performance is deemed unsatisfactory. When the loan becomes current, the accrual is resumed and past-due income is recognized.

     Also included in financial services revenue are loan origination and other fees. Loan origination fees, net of related direct costs, are deferred and amortized over the lives of the loans. Non-refundable fees are deferred and amortized on a straight-line basis over twelve months, net of related direct incremental costs associated with the fee.

Credit Losses

     The installment notes receivable portfolio is reviewed regularly to ensure that the allowance for loan losses is maintained at a level considered adequate to cover potential losses. Loans are charged-off on a loan by loan basis generally when no material payment has been received within a reasonable time. The allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries.

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



Note 3   Summary of Significant Accounting Policies (continued)


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

     The estimated useful lives of the major classes of rental property, as determined by the Company's management, are as follows:

Buildings and improvements      -       40 years
Building equipment              -       10 years
Office equipment                -        5 years
Furniture and fixtures          -        3 years

Cash Held in Escrow

     Cash held in escrow includes amounts held by the lender to provide funds necessary for the payment of taxes, insurance, replacements and other specified capital expenditures of the Spring Village Apartments.


Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over ten years. Amortization expense for the years ended December 31, 1998 and 1997 was $9,919 and $2,160. Accumulated amortization as of December 31, 1998 and 1997 was $12,079 and $2,160.

Organization Costs

     Organization costs were amortized on a straight-line basis over five years. Amortization expense for the years ended December 31, 1998 and 1997 was $4,500 and $1,500. Accumulated amortization as of December 31, 1998 and 1997 was $7,500 and $3,000.

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


Note 3   Summary of Significant Accounting Policies (continued)

Security Deposits Payable

     Security deposits payable represent amounts received from tenants and are included in cash on the accompanying balance sheet. As of December 31, 1998 and 1997, the tenant security deposits are fully funded. Tenant security deposits are guaranteed by a stockholder.

Advertising

     The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the periods ended December 31, 1998 and 1997 was $10,493 and $7,089.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, a deferred asset or liability is determined based on differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Tax credits are recorded as a reduction in income taxes. Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized.

Net Loss Per Share

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128, which simplifies the standards for computing and presenting earnings per share, replaces the previously reported primary and fully diluted earnings per share with basis and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is very similar to the previously reported primary earnings per share.

     Basic net earnings per share is computed using the weighted average number of common shares outstanding. The Company had no potential common shares at December 31, 1998 and 1997. The computations of basic net earnings per share are as follows:

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

Note 3   Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)
                                                     1998            1997
                                                     ----            ----

Net loss before extraordinary item
  and minority interest                       ($    94,818)      ($   324,493)

Basic weighted average shares                    2,110,136          1,662,500

Net loss per share before extraordinary item  ($       .04)     ($        .20)

Stock Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 125, "Accounting for Stock Issued to Employees" to account for stock based compensation using the intrinsic value method. Under APB No. 25, no compensation cost is recognized in the financial statements. SFAS No. 123 requires companies using the intrinsic value method to make certain proforma disclosures using the fair value method. During the years ended December 31, 1998 and 1997, there were no stock issuances below fair value.

Fair Value

     The Company's financial instruments consist primarily of cash, accounts and installment notes receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding installment notes receivable and debt, approximate fair value due to the short maturity of these instruments. The Company's notes receivable approximate fair value based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company's debt approximates fair value based on borrowing rates currently available to the Company.

Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

Note 3   Summary of Significant Accounting Policies (continued)

New Accounting Pronouncement

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. Application of the disclosure requirements under this standard did not have a material impact on the Company's financial statements for the year ended December 31, 1998.

Reclassifications

     Certain items included in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentations.

Note 4   Rental Property

     Rental property at December 31, 1998 and 1997 consisted of the following:

                                        1998          1997

Land                              $   292,792      $   292,792
Building and improvements           3,176,945        3,150,051
Building equipment                     98,709          104,906
Office equipment                       32,220           10,452
Furniture and fixtures                  3,516              -0-
                                   ----------      -----------
                                    3,604,182        3,558,201
Less accumulated depreciation   (     280,829)   (     181,765)
                                   ----------      -----------
Rental property, net               $3,323,353       $3,376,436
                                   ==========      ===========

     Depreciation expense for the periods ended December 31, 1998 and 1997 was $99,064 and $93,005.

Note 5   Cash Held in Escrow

     Cash held in escrow at December 31, 1998 and 1997 consisted of the following:
                                            1998          1997

Mortgage escrow deposits           $      38,628      $   52,324
Reserve fund for replacements             12,121           2,304
Specified work escrow                      2,050          23,041
                                       ---------        --------
                                   $      52,799      $   77,669
                                       =========        ========

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


Note 6   Notes receivable

     Notes receivable at December 31, 1998 and 1997 consist of the following:

                                                         1998          1997

Mortgage notes receivable from company
   owned by minority stockholders bearing
   interest at 12%, secured by related real
   estate, due in 1999                               $  29,409     $    -0-

Installment note receivable from a related party
   in monthly payments of $760 including
   interest at 12% through December 2004,
   secured by equipment                                 38,908          -0-

Installment note receivable from minority
  stockholder in monthly payments of $237
  including interest at 12% through January 2001,
  Unsecured                                              5,036          -0-
                                                      --------       -------
                                                     $  73,353     $    -0-
                                                      ========       =======

     Interest income receivable from related parties in 1998 was $5,741. Accrued interest income of $945 is included in notes receivable at December 31,1998.

Note 7   Mortgage Notes Payable

     Mortgage notes payable at December 31, 1998 and 1997 consisted of the following:

                                                          1998          1997

Mortgage note payable to First Union National
  Bank in monthly installments of $17,962 including
  interest at 7.78%, due October 2007, secured by
  first mortgage on rental property, assignment of
  leases, rents and security deposits, substantially
  all assets of a subsidiary, and a limited payment
  and performance guaranty of a stockholder          $2,474,384     $2,496,481

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

Note 7   Mortgage Notes Payable (continued)
                                                         1998          1997

Mortgage note payable to Resource Properties,
  Inc. ("RPI") in monthly installments of $7,964
  including interest at 9.28%, (or 100% of the
  subsidiary's net cash flow, as defined in the
  agreement, if less), due October 2022, secured
  by second mortgage on rental property and
  the common stock of a subsidiary                     916,045        926,087
                                                       --------      --------
                                                    $3,390,429     $3,422,568
                                                     =========      =========

     On September 17, 1997, the Company refinanced its existing debt as permitted by RPI in an agreement dated November 22, 1996. As a condition of the refinancing, RPI was granted an option to purchase the rental property for $1.00 subject to the first and second mortgages in the event of default.

     In accordance with the Agreement, RPI lent the Company $101,081 for the removal of the underground oil tanks (Note 12) in order to permit the Company to refinance its existing mortgage note payable.

     Since the Company secured a new first mortgage loan (New Note) of at least $2,300,000, RPI agreed to retain a subordinate position in the promissory note payable, the mortgage note payable and the accrued interest thereon, up to the difference between the New Note ($2,500,000) and $3,350,000 at 1.5% above the New Note's interest rate payable. The promissory note and certain other debt were ultimately extinguished by RPI as part of the refinancing (Note 13). In accordance with the Agreement, after payment of all of the aforementioned debt, the residual amount of $312,926 was to be assigned to a stockholder subject to certain covenants and restrictions. The obligation was settled for $150,000 (Note 8). As a result of the refinancing, total debt was reduced by $162,926, which the Company recorded as a gain on extinguishment of debt.

     Maturities of mortgage notes payable as of December 31, 1998 are as follows:

                        1999      $      34,893
                        2000             37,886
                        2001             41,136
                        2002             44,669
                        2003             48,506
                        Thereafter    3,183,339
                                      ---------
                                     $3,390,429
                                      =========

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

Note 8   Notes Payable

     Notes payable at December 31, 1998 and 1997 consists of the following:

                                                       1998           1997
                                                       ----           ----
Notes payable to stockholders with interest at 12%
  and 10% in 1998 and 1997, due on demand,
  unsecured                                         $  74,500       $22,500


Note payable to related parties with interest at
  10%, due on demand, unsecured                        12,500        24,500

Note payable to stockholder in monthly payments
 of $1,688 (or net cash flow after all debt service
 of a subsidiary, if less), bears interest at 12%, due
 December 31, 2000, unsecured (See Note 7)            150,000        150,000
                                                      -------        -------
                                                   $  237,000      $ 197,000
                                                      =======        =======

     Interest expense payable to stockholders and related parties in 1998 and 1997 was $21,548 and $6,100. Accrued interest of $22,610 and $5,100 was payable to stockholders and related parties at December 31, 1998 and 1997.

Note 9   Equity and Stock Subscriptions Receivable

     65,000 shares of common stock were issued to officers of the Company at $.50 for services provided during the year ended December 31, 1997. The shares were issued at fair value. The value of the services performed ($32,500) have been included in administrative expenses.

     On March 31, 1997, 1,485,000 shares of common stock were issued at $.06 per share as part of an arms length negotiated transaction, in connection with the Company's proposed acquisition of another company. The proposed acquisition was contingent upon the closing of a bridge loan of not less than $3,500,000. In the event that the bridge loan did not close by September 30, 1997, all 1,485,000 shares would be subject to repurchase by the Company for nominal consideration. Furthermore, the acquisition called for all of the assets and liabilities of the company to be transferred to a new company formed for such purpose as part of the proposed acquisition. The stockholders of record prior to the closing of such acquisition would then receive shares in such new company in the form of a stock dividend. However, the 1,485,000 shares were issued "ex-dividend", and consequently, these stockholders would not be entitled to shares in such new company. Additionally, voting rights of such shares were granted to the President of the Company, until such time as the closing had occurred. 1,250,000 shares were issued for cash of $15,000 and acceptance of a $60,000 promissory note receivable, and 235,000 shares were issued to a consultant for services performed. The value of the services performed by the consultant ($14,100) has been included in administrative expenses for the year ended December 31, 1997.

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


Note 9   Equity and Stock Subscriptions Receivable (continued)

     As of December 31, 1997, the promissory note receivable was in default. Since the proposed acquisition and other conditions precedent did not occur, the 1,485,000 shares were subject to repurchase by the Company for nominal
consideration.   In June 1998, 235,000 shares were acquired by the Company for nominal consideration. In December 1998, 1,240,000 shares were acquired by the Company in exchange for the $60,000 stock subscription receivable. The remaining 10,000 shares were retained by the stockholder/consultant in consideration of the previous payment of $15,000.

     In January 1998, 25,000 shares of common stock were issued for $25,000 to S&P Custom Homes, Inc., a company in which officers of the Company were stockholders. Effective May 28, 1998, the Company purchased these shares for $25,000 for reissuance pursuant to a Plan of Merger. In connection with the Merger, 300,000 shares of common stock were issued at $.43 per share for a
total consideration of $127,916.   120,010 shares of the 300,000 shares were
issued to officers of the Company.   The remaining 179,990 shares were issued
to non-affilitates in exchange for their shares of S&P common stock. Furthermore, 30,000 shares of common stock were issued at $.43 per share for services provided in connection with the Merger. 25,000 of these shares were issued to an officer of the Company for legal services performed for a value of $10,657. The total value of the 30,000 shares issued ($12,792) has been included in deferred financing costs at December 31, 1998. (See Note 2)

Note 10   Income Taxes

     The Company has deferred tax assets of $134,000 and $76,000 at December 31, 1998 and 1997 which represent the tax effects of net operating loss carryforwards. The deferred tax assets have been reduced in their entirety by a valuation allowance in each period. At December 31, 1998, the Company has approximately $561,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2018 for federal purposes and 2005 for state purposes.

Note 11   Related Party Transactions

Management of Rental Property

     The rental property is managed by a company which is owned by a stockholder. The current management agreement provides for a management fee of 5% of gross income, which is typical for the industry. Management fees for the years ended December 31, 1998 and 1997 were $39,874 and $37,197.

     Included in the accrued expenses are management fees payable of $3,493 and $37,197 at December 31, 1998 and 1997.

                          ARCA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


Note 11   Related Party Transactions (continued)

Leases

     The Company leases its office space from a company which is owned by a stockholder. Monthly rental payments are $600 per month. Rent expense for the years ended December 31, 1998 and 1997 was $4,500 and $3,000.

Other Payments

     During the year ended December 31, 1998, the Company incurred $10,660 of legal fees payable to a stockholder/director in connection with the business acquisition which is included in deferred financing costs. (Note 2)

     During the year ended December 31, 1997, the Company incurred $65,488 of legal fees payable to a stockholder/director, of which $15,488 was incurred in connection with the refinancing and is included in deferred financing costs. The Company also incurred $25,000 of consulting fees payable to a stockholder/director during the year ended December 31, 1997. As of December 31, 1997, $27,500 of these fees are included in accrued expenses.

Note 12   Environmental Remediation Expense

     Located beneath the Spring Village Apartment complex were seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks were not regulated by the State of Pennsylvania. During the year ended December 31, 1997, the tanks were successfully removed at a cost of $111,974, of which $101,081 was funded by the lender (RPI). (See Note 7)

Note 13   Extraordinary Item

     In September 1997, the Company refinanced its existing debt with RPI. In connection with the refinancing, certain debt was forgiven by the lender which resulted in an extraordinary gain of $162,926, net of related income taxes of $-0-. (See Note 7)