Form 10QSB
period 1999-03-31
ARCA CORP
filed 1999-05-10
CIK 1006762

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

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

Yes  XX      No
    ----         ----
The Company had 1,000,000 shares of common stock, par value $.0001 per share, outstanding as of April 15, 1999.

             ARCA CORP. AND SUBSIDIARY
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                ARCA CORP. AND SUBSIDIARY
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 1999 AND 1998.............................3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998......4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998......5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
                JANUARY 1, 1998 TO MARCH 31, 1999 ..................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........7


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS................9

PART II.  OTHER INFORMATION.........................................12

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........12

      SIGNATURES....................................................13

                           ARCA CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1999 AND 1998

                                 (UNAUDITED)
ASSETS
                                                     1999               1998
                                                     ----               ----
 Rental property, net of
     accumulated depreciation of
     $308,661 and $205,249, respectively          $3,299,233      $3,366,402
 Cash                                                 55,609          45,895
 Cash held in escrow                                  68,707          94,468
 Accounts receivable                                     745           5,411
 Notes receivable                                    122,518               0
 Prepaid expenses                                     35,282          34,139
 Organization Costs, net of accumulated
 amortization of $7,500 and $3,375, respectively           0           4,125
 Deferred financing costs, net of
 accumulated amortization of $14,879
 and $4,320                                           84,244          82,011
                                                   ----------     ----------
TOTAL ASSETS                                      $3,666,338      $3,632,451
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                          $3,381,974     $3,414,779
  Note payable -stockholder                          150,000        150,000
  Note payable -other                                 80,000         32,500
  Accounts payable                                    26,798         24,260
  Accrued interest                                    41,876         31,294
  Accrued expenses                                    27,381         75,731
  Security deposits payable                           56,147         55,987
                                                  ----------      ----------
TOTAL LIABILITIES                                  3,764,176      3,784,551

Minority Interest                                     24,874              0

Stockholders' Deficit
  Common stock, $.0001 par value
  50,000,000 shares authorized, 2,472,500 and
  2,085,000 shares issued
  and outstanding, respectively                          247            209
  Additional paid in capital                         505,186        368,891
  Accumulated deficit                               (428,122)      (321,200)
                                                   ---------       ---------
                                                      77,311         47,900

Less 1,475,000 shares of treasury stock, at cost    ( 60,023)             0
Less stock subscription promissory note receivable  (140,000)      (200,000)
                                                   ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                         (122,712)      (152,100)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $3,666,338     $3,632,451
                                                   ==========     ==========

                   ARCA CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    AND MARCH 31, 1998

                         (UNAUDITED)

                                               1999                   1998
                                               ----                   ----
Revenues
  Rental real estate                         $200,671               $196,166
  Financial Services                            3,618                      0
                                             --------                -------
TOTAL REVENUE                                 204,289                196,166

Operating expenses
  Administrative expenses                      39,437                 26,517
  Utilities expense                            32,243                 30,807
  Operating and maintenance                    28,200                 27,115
  Taxes and insurance                          32,372                 30,720
  Depreciation and amortization                27,832                 26,019
                                             --------               --------
TOTAL OPERATING EXPENSES                      160,084                141,178
                                             --------               --------

Operating income                               44,205                 54,988

Interest income                                   528                    251

Interest expense                              (76,184)               (74,460)
                                             ---------              --------
Loss before minority interest                 (31,451)               (19,221)
                                             ---------              --------
Minority interest                                 145                      0
                                             --------               --------
Net loss                                     ($31,306)              ($19,221)
                                            =========              =========


Net loss per common share - basic             ($.032)                 ($.009)

Average number of common
shares outstanding - basic                    983,750              2,076,667
                                            =========              =========

                  ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1999
                  AND MARCH 31, 1998

                         (UNAUDITED)

                                                   1999               1998
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($31,306)          ($19,221)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Minority interest in net loss
       of subsidiary                                 (145)                 0
     Depreciation and amortization                 27,832             26,019
   (Increase) decrease in:
     Accounts receivable                            9,784              3,329
     Prepaid expenses                              18,146             17,396
     Cash held in escrow                          (15,908)           (16,799)
   Increase (decrease) in:
     Accounts payable                               1,935              5,032
     Accrued expenses                               1,727            (21,571)
     Accrued interest                              (3,860)             4,097
     Security deposits payable                       (259)               503
     Other liabilities                             (3,571)            (3,701)
                                                  --------         ---------
Net cash provided by (used in)
   operating activities                             4,375             (4,916)
                                                  --------         ---------
Cash flows from investing activities:
   Loans made                                     (52,675)                 0
   Collection of loans                              3,510                  0
   Purchases of property and equipment               (912)           (13,450)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                            (50,077)           (13,450)

Cash flows from financing activities
   Repayment of mortgage notes payable             (8,456)            (7,789)
   Repayment of notes payable                      (7,000)           (14,500)
   Proceeds from issuance of common stock          20,625             25,000
   Minority interest                               15,000                  0
                                                  -------            -------
Net cash provided by (used in)
  financing activities                             20,169              2,711

Decrease in cash                                  (25,533)           (15,655)

Cash, January 1                                    81,142             61,550
                                                  -------            -------
Cash, March 31                                    $55,609            $45,895
                                                  =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                            $80,044            $70,363
                                                  =======            =======

                           ARCA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 1999

                                   (UNAUDITED)

                                               Stock
                                Additional  Subscription                    Treasury         Total
                  Common Stock    Paid-in  Promissory Note   Accumulated      Stock       Stockholder's
               Shares     Amount  Capital    Receivable        Deficit    Shares  Amount     Equity

Balance,
01/01/98       2,060,000      206   343,894   (200,000)     (301,979)          0       0     (157,879)

Issuance of
shares of
common stock
                  25,000        3    24,997          0              0          0       0       25,000

Issuance of
shares of
common stock
                 300,000       30   127,886          0              0          0       0      127,916

Acquisition of
shares of
common stock
for reissuance
                 (25,000)      (3)  (24,997)         0              0          0       0      (25,000)

Issuance of
shares of
common stock      30,000        3    12,789          0              0          0       0       12,792

Acquisition of
shares of
common stock           0        0         0          0              0     235,000    (23)         (23)

Acquisition of
shares of
common stock           0        0         0     60,000              0   1,240,000  (60,000)       -0-

Net loss               0        0         0          0        (94,837)         0       0      (94,837)
               ---------    -----  --------   --------     -----------      ______  ______    ________
Balance
12/31/98       2,390,000     $239  $484,569  ($140,000)     ($396,816)  1,475,000  (60,023) $(112,031)

Issuance of
shares of
common stock      82,500        8    20,617          0              0          0       0       20,625

Net loss               0        0         0          0        (31,306)         0       0      (31,306)
               ---------    -----  --------   --------     -----------      ______  ______    ________
Balance
03/31/99       2,472,500     $247  $505,186  ($140,000)     ($428,122)  1,475,000  (60,023) $(122,712)
               =========    =====  ========   ========     ===========  =========   ======    =======

                         ARCA CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999

                              (UNAUDITED)

1.  Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 1998 and 1997 which were audited and appear in the Form 10-KSB previously filed by the Company.

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheets as of March 31, 1999 and 1998, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, the consolidated statement of cash flows for the three months ended March 31, 1999 and 1998 for the Company, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.


2.  Related Party Transactions

During the three months ended March 31, 1999, 82,500 shares of stock were issued for $26,625 in cash to officers of the Company at the bid price for the Company's stock as of the date of issuance.

A summary of related party transactions for the year ended December 31, 1998 appears in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 1998.

General
-------

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

The Company is currently engaged in two lines of business; owning and operating income producing real estate, and the originating and servicing of loans to businesses, generally secured by real estate or other business assets ("business lending"), and to individuals, generally secured by vehicles or other personal property ("consumer lending").

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran entered into secured consumer lending in the first quarter of 1999.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to
the Company.   The Company is in the process of expanding Beran Corp., its subsidiary finance company. The Company is also pursuing the acquisition of other businesses.

Results of Operations
----------------------
The following discussion is for the three months ending March 31, 1999 and 1998, respectively.

The Company reported rental real estate revenues of $200,671 and $196,166 in 1999 and 1998 respectively. Occupancy was approximately 95% and 96%, respectively. The small decrease in occupancy was offset by a higher average rental rate. The Company's finance company subsidiary contributed $3,618 and is in its initial start-up phase. Total revenue increased from $196,166 in 1998 to $204,289 in 1999.

Operating expenses exclusive of interest expense increased from $141,178 in 1998 to $160,084 in 1999, primarily due to an increase in administrative expenses. Interest expense increased from $74,460 in 1998 to $76,184 in 1999 due to a small increase in total debt.

The Company believes that overall, the Company and the industry will realize modest increases in net rental income and net operating income before depreciation in the foreseeable future.

Net loss increased from $19,221 in 1998 to $31,306 in 1999.

The net loss per share was ($.032) for the first three months in 1999, compared to a $(.009) net loss for the first three months of 1998.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------
At March 31, 1999, the Company had working capital of $50,659, including cash held in escrow for anticipated future expenses. The Company is dependent upon the proceeds from the stock subscription receivable or other financing to expand its business and carry out its business plan.

On January 1, 1999, the Company had $81,142 in cash. During the quarter ending March 31, 1999, the Company received $20,625 in proceeds from the issuance of common stock. The Company received $15,000 from the sale of stock in Beran Corp., its finance company subsidiary (minority interest). The Company generated $4,375 in operating activities and purchased $912 in property and equipment, of which $0 was debt financed. The Company repaid $15,456 on notes payable. The Company collected $3,510 on loans outstanding and made new loans totaling $52,675. The net decrease in cash was $25,533. The Company had $55,609 in cash on March 31, 1999, exclusive of cash held in the escrow accounts.

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


Impact of the Year 2000 Issue
------------------------------

The Company's State of Readiness
---------------------------------

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

The Cost to Address the Company's Year 2000 Issues
---------------------------------------------------

The Company estimates that the cost of its Year 2000 compliance issues will be less than $1,000 and is not expected to be material to the Company's financial position, cash flow, or results of operations.

The Risks Associated with the Company's Year 2000 Issues
---------------------------------------------------------

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

The Company's Contingency Plan
-------------------------------

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

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 1 - Earnings Per Share Schedule

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         Report on Form 8-K was filed 01/05/99 with respect to the termination of the acquisition agreement between the Company and Allied American Capital Corporation.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ARCA CORP.


Dated:  May 10, 1999        /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer