Form 10QSB
period 1999-06-30
AGATE TECHNOLOGIES INC DE
filed 1999-08-16
CIK 1006762

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ________________

          Commission File Number 333-5278-NY



                           AGATE TECHNOLOGIES, INC.
         (Exact name of small business issuer as specified in charter)



               Delaware                                 94-3334052
            (State or other                           (IRS Employer
             jurisdiction                            Identification No.)
           of incorporation)



                           46783 Lakeview Boulevard
                          Fremont, California  94538
                   (Address of principal executive offices)


                                (510) 492-5430
                          (Issuer's telephone number)



The Company had 12,932,004 shares of common stock, par value $0.0001 per share outstanding as of August 13, 1999.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


INDEX

PART 1. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999.                   3

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
          THREE MONTHS ENDED JUNE 30, 1999 AND 1998.                        4

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          THREE MONTHS ENDED JUNE 30, 1999 AND 1998.                        5

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
          EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 1999.                  6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                        8-13

PART 2. OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES                                         14

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURES                                                                 15


PART 1. FINANCIAL INFORMATION

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                   June 30 1999
                                                                                                   ------------
ASSETS
Current Assets:
    Cash and Equivalents                                                                           $   1,733,829
    Accounts Receivables, Net of Allowance                                                               116,123
    For Doubtful Accounts $27,999
    Inventories                                                                                          345,668
    Prepaid Expenses and Other Current Assets                                                            146,386
                                                                                                   -------------
Total Current Assets                                                                                   2,342,006

    Restricted cash                                                                                      151,853
    Property and Equipment, net                                                                          101,644
    Other Assets                                                                                          27,925
                                                                                                   -------------
Total Assets                                                                                       $   2,623,428
                                                                                                   =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                               $      35,036
    Accrued Liabilities                                                                                  362,479
    Long Term Debt, Current Portion                                                                      259,917
    Obligation under capital lease, current portion                                                        4,031
                                                                                                   -------------
Total Current Liabilities                                                                          $     661,463


STOCKHOLDERS' EQUITY
Convertible Preferred Stock, $0.0001 par value:
    15,000,000 Shares Authorized
    1,825,000 Shares Issued and Outstanding
     Liquidation Preference $6,387,500                                                                       183

Common Stock, $0.0001 par value
    75,000,000 Shares Authorized,
    12,932,004 Shares Issued and Outstanding                                                               1,293


Additional Paid In Capital                                                                             8,876,345
Accumulated Deficit                                                                                   (6,915,856)
                                                                                                   -------------
 Total Stockholder's Equity                                                                            1,961,965
                                                                                                   -------------
 Total Liabilities and Stockholder's Equity                                                        $   2,623,428
                                                                                                   =============

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30
                                                                             1999                      1998
                                                                      -----------------------------------------

Net Sales                                                             $      359,730            $       125,964

Cost of Sales                                                                 51,975                     62,139
                                                                      -----------------------------------------
Gross Profit                                                          $      307,755            $        63,825

Operating Expenses:
   Research and Development                                                  150,226                    236,926
   Sales and Marketing                                                       285,113                    267,367
   General and Administrative                                                301,558                    338,635
                                                                      -----------------------------------------
Total Operating Expenses                                              $      736,897            $       842,928
                                                                      -----------------------------------------

Operating Loss                                                              (429,142)                  (779,103)

   Interest and other Income                                                  17,760                     36,168
   Interest Expense and other Expense                                         (5,519)                    (7,790)
                                                                      -----------------------------------------

   Loss before Income Taxes                                                 (416,901)                  (750,725)

   Income Taxes                                                              (19,891)                         -

                                                                      -----------------------------------------
   Net Loss                                                           $     (436,792)           $      (750,725)
                                                                      =========================================

Net Loss per Common Share - Basic & Fully Diluted                              (0.04)                     (0.07)
                                                                      -----------------------------------------
Weighted Average number of Common Shares Outstanding                      10,632,099                 10,575,000
                                                                      =========================================



                    AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW

                                                                              THREE MONTHS ENDED
                                                                                    JUNE 30
                                                                         1999                        1998
                                                                 --------------------------------------------
Cash flows from Operating Activities
Net Loss                                                         $       (436,792)           $       (750,725)
Adjustments to reconcile net loss to net
    cash used for operating activities:
      Loss on disposal of property, equipment                                 364                      26,243
      Depreciation and Amortization                                        20,813                      29,877
  Changes  in Assets and Liabilities:
          Account Receivables                                              78,409                      40,883
          Inventories                                                      49,612                      51,241
          Prepaid Expense and Other Assets                                (96,340)                    (55,103)
          Accounts Payable and accrued liabilities                       (163,665)                    131,333
                                                                 --------------------------------------------
Net Cash Used in Operating Activities                            $       (547,599)                   (526,251)

Cash flows from Investing Activities
Restricted Cash                                                            (1,956)                    (50,000)
Acquisition of property and equipment                                      (3,009)                    (28,933)
Proceeds from sales of property and equipment                                 600
                                                                 --------------------------------------------
Net Cash Used in Investing Activities                                      (4,365)                    (78,933)

Cash flows from Financing Activities
Proceeds from Notes Payable                                                76,985                           -
Repayment of Notes Payable                                                      -                      (7,215)
Proceeds from Capitalized Leases                                                -                         315
Repayment of Capitalized Leases                                            (2,296)                          -
Proceeds from Issuance of Common Stock                                    198,501                           -
                                                                 --------------------------------------------
Net Cash provided by Financing Activities                                 273,190                      (6,900)
                                                                 --------------------------------------------

Net Decrease in Cash and Cash Equivalents                                (278,774)                   (612,084)
Cash and Cash Equivalent at beginning of period                         2,012,603                   3,837,877
                                                                 --------------------------------------------
Cash and Cash Equivalent at end of period                        $      1,733,829            $      3,225,793
                                                                 ============================================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:                                            5,519                       1,890
Interest                                                                   19,891                           -
Income Tax

                  AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                      Convertible
                                                                    Preferred Stock           Common Stock
                                                               Shares         Amount         Share      Amount

Balance at April 1, 1999                                      2,075,000      7,256,589     7,050,000      1,188,068
    Net loss
    Issuance of common stock for cash                                                        321,336        241,002
    Common stock subscription receivable upon                                                               (42,501)
        issuance of common stock for cash                                                                   198,501
    Conversion of preferred stock into common stock            (250,000)      (875,000)      250,000        875,000
    Exchange of Agate-California common stock
        for Agate-Delaware (formerly ARCA)                                                (7,621,336)    (2,261,569)
        common stock                                                                      11,432,004          1,143
    Exchange of Agate-California preferred stock
        for Agate-Delaware (formerly ARCA)                   (1,825,000)    (6,381,589)
        preferred stock                                       1,825,000            183
    Issuance of Agate-Delaware common stock
        in exchange for common stock of ARCA
        upon Merger of ARCA with Agate-Delaware                                            1,500,000            150
Balance at June 30, 1999                                      1,825,000    $       183    12,932,004    $     1,293


                                                                                                 Total
                                                                                              Shareholders'
                                                             Additional       Accumulated        Equity
                                                          Paid-in Capital       Deficit        (Deficit)

Balance at April 1, 1999                                          234,663      (6,479,063)       2,200,257
    Net loss                                                                     (436,793)        (436,793)
    Issuance of common stock for cash                                                              241,002
    Common stock subscription receivable upon                                                      (42,501)
        issuance of common stock for cash                                                          198,501
    Conversion of preferred stock into common stock                                                      0
    Exchange of Agate-California common stock
        for Agate-Delaware (formerly ARCA)                      2,261,569
        common stock                                               (1,143)                               0
    Exchange of Agate-California preferred stock
        for Agate-Delaware (formerly ARCA)                      6,381,589
        preferred stock                                              (183)                               0
    Issuance of Agate-Delaware common stock
        in exchange for common stock of ARCA
        upon Merger of ARCA with Agate-Delaware                      (150)                               0
Balance at June 30, 1999                                       $8,876,345     $(6,915,856)      $1,961,965

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1)  Unaudited Financial Statements

    The consolidated balance sheets as of June 30 1999, the consolidated statements of operations and cash flow for the three months ended June 30, 1999, and June 30, 1998, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the three month period ended March 31, 1999, and as of and for the fiscal years ended December 31, 1998, and December 31, 1997, included in the Form 8-K/A-1 filed by the Company on August 13, 1999.

2)  General

    During June of 1999, holders of 250,000 Series A Preferred shares converted such shares into common shares. Also, during June 1999, the Company raised $241,002 by selling 321,336 common shares in a private placement at $0.75 cents per share.

    On June 29 1999, all former shareholders of Agate Technologies Inc., a California corporation ("Agate- California") were issued shares in ARCA Corp, a New Jersey corporation ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share is convertible into 1.5 ARCA common shares. As a result, shareholders of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California will be considered to be an acquisition of ARCA by Agate-California (reverse acquisition)

  On June 30 1999, ARCA was merged into its other wholly-owned subsidiary, Agate Technologies, Inc., a Delaware corporation,("Agate-Delaware") in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that has identical in rights, preferences, privileges and restrictions, to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware in exchange for each ARCA share.

3. Basis of Consolidation

  As at June 30, 1999, the consolidated financial statements accounts reflect the accounts of the Parent Company, Agate Technologies Inc., a Delaware corporation and its wholly owned subsidiary, Agate-California. The accounts of ATI Malaysia Sdn Bhd, a wholly owned subsidiary of Agate-California, are included in the consolidated accounts.
  All intercompany accounts and transactions have been eliminated in the financial statements.

4. Net Loss Per Share

  Basic and diluted net loss per common share are presented in conformity with FAS No. 128 "Earnings per Share" ("FAS 128") for all periods presented. In accordance with FAS 128, basic and diluted loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number common shares outstanding, for all periods presented, has given effect to the exchange of 1.5 common shares of ARCA for each common share of Agate-California. (See not 2 above). Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the three month period ended March 31, 1999, and the fiscal years ended December 31, 1998, and December 31 1997 which were audited and appear in the Form 8K/A-1 filed by the Company on August 13, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussion below includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events and trends impacting the Company and are subject to uncertainties and risks that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates (b) the demand for its products and the stability of its suppliers (c) uninsurable risks and (d) general economic conditions. In this report, the words "anticipates," "believes," "excepts," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place under reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

Agate Technologies Inc. develops and markets software technologies that enable next generation plug and play solutions and products. These software solutions expand across various product lines and focus on high data availability, accessibility, mobility and security for users in both Desktop and Notebook environments. Agate Technologies Inc. has incurred losses from operations since inception and had an accumulated deficit of $6,915,856 as at June 30, 1999. The cumulative losses were a result of significant research and development costs and sales and marketing expenses.

To date, the Company's revenues have been primarily derived from OEM software licenses. The Company plans to expand distribution of its products into retail channels during fiscal year 2000. Additional information concerning Registrant's business can be found in the Information Statement comprising Exhibit O to Exhibit 10.19 to Registrant's Form 8-K filed on June 10, 1999.

RESULTS OF OPERATIONS

The following discussion is for the three months ended June 30, 1999, and June 30, 1998, respectively.


REVENUES

Composition of Sales for the comparative quarters ending June 1998 and June 1999 were as follows:-

                      Qtr ended June 1999             Qtr ended June 1998
Net Sales
Products                          106,678    30%            80,470      64%
Licensing  & Service Revenue      253,051    70%            45,494      36%
---------------------------------------------------------------------------
Total Net Revenue                 359,730                  125,964
Cost of Sales                      51,975                   62,139
Gross Profit                      307,755                   63,825
Gross Margin                        85.5%                     50.8%
Products as % of Net Sales          51.2%                     22.7%

Total net revenues for the three months ended June 30 1999 were $359,730 representing an increase of 186% over the comparative quarter ended June 30, 1998 of $125,964. Sales during the three months ended June 30 1998 reflected sales in the initial stages since the Company commenced sales during the late calendar quarter of 1997.

Licensing & service revenues increased from $45,494 in the three months ended June 30, 1998, to $253,051 in the three months ended June 30, 1999, an estimate four-fold increase over the previous quarter. This was due to an increase in the number of OEM license agreements and the escalation of shipments of the licensed software during the fiscal 2000 first quarter. The Company records revenue from licensing agreements upon shipment of the software by the OEM. Product revenues increased from $80,470 in the three months ended June 1998 to $106,678 in the three months ended June 1999, representing a 33% increase due to more units shipped.

Cost of Sales

Cost of Sales consists primarily of cost of materials, inward freight and for Software products, it includes software packaging, documentation and physical media costs.

Cost of Sales decreased to $51,975 in the three months ended June 30, 1999, compared to $62,139 in the three months ended June 30, 1998. Gross margins were higher at 85.5% in the three months ended June 30, 1999, compared to 50.8% in the three months ended June 30, 1998, due primarily to increased licensing and service revenues.

Research and Development

Research and Development expenses decreased significantly from $236,926 in the three-month period ending June 30, 1998, to $150,226 in the three months ended June 30, 1999. This represented a decrease of 37% and was primarily due to a headcount decrease in certain development areas. The Company has streamlined its development resources, eliminating the hardware development area which it now outsources to certain contractors. Its focus in research and development continues to be building resources in the software development team. The Company, however, will streamline its software development team and invest in the development of product lines aimed at sales opportunities that the Company believes will expand its installed base of customers.

Research and development expenses are anticipated to be maintained at the present level and could vary depending on phases in the Company's product development efforts.

Sales and Marketing Expense

Sales and marketing expenses were relatively flat increasing by $17,746 or 6.6% from $267,367 in the three months ended June 30 1998 to $285,113 in the three months ended June 30, 1999. The Company does not expect to significantly raise its Sales and Marketing personnel and instead will work with outside Sales Representatives to complement its lead generation efforts. Marketing and Promotion expenses, however, are expected to increase with the introduction of new products and public relation costs.

General and Administrative Expenses

General and administrative expenses decreased by 7% to $301,558 in the three months ended June 30, 1999 from $338,635 in the three months ended June 30, 1998. In the three months ended June 30, 1999, the Company incurred $101,807 in expenses related to the cost of acquisition of ARCA CORP., the public company. In the three months ended June 30, 1998, the Company incurred $54,678 in expenses due to the closure of the Company's wholly owned subsidiary, ATI Technologies (M) Sdn Bhd. Outside of this non-recurring expense, general and administrative expenses in the three months ended June 30, 1998, were $283,957. Thus, recurring general and administrative expenses decreased by 30% from $283,957 to $199.751 in comparing the first fiscal quarters of 1999 to 2000. In general, the Company expects general and administrative expenses to increase in the future due to the increased expenses associated with being a public company.

Interest and Other Income

Interest and other income consists primarily of interest income earned on cash and cash equivalents, income received from sublease, fixed asset disposal

Interest and other income decreased to $17,760 in the three months ended June 30, 1999 compared to $36,168 in the three months ended June 30, 1998. The 50% drop in interest and other income was primarily due to reduced interest earnings on a lower cash balance than the comparative period ending June 30, 1998.

Liquidity and Capital Resources

As at June 30, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $1,733,829 compared to $2,012,603 as at March 31 1999. The Company's net cash used in operating activities was $ 547,599 for the three months ended June 30, 1999 compared to $526,252, for the three months ended June 30, 1998.

On April 01 1999, the Company had cash of $2,012,603. During the three months ended June 30, 1999, the Company received $198,501 in proceeds from issuance of common stock. The Company received $76,985 from an increase in bank loan and $600 from sale of property and equipment. The Company used $547,599 in operating activities, $3,009 in acquisition of property and equipment and repaid $2,296 in capitalized leases. The net decrease in cash was $278,774. The Company had $1,733,829 in cash on June 30, 1999 excluding cash held in restricted accounts.

Currently, about 70% of the Company's assets of $2,623,428 are represented by cash or cash equivalents and Management believes that under its current business plans, its current working capital, cash flows from operating activities and funds available from borrowing arrangements are adequate to fund its operations and capital requirements through March 2000.

There is no assurance, however that the Company's financial position, liquidity or result of operations may not be adversely impacted, should a material adverse change occur in the Company's operations or business environment.

The Company's future liquidity and capital requirements will depend on numerous factors, including the progress of the Company's product development programs, the resources the Company devotes to developing and marketing its products, the extent to which the Company's products generate market acceptance and demand, and other factors.


Impact of the Year 2000 Issue

The Company's State of Readiness

The Company has determined that its current computer systems are Year 2000 ready and would function properly with respect to dates in the year 2000 and beyond. However, the Company has plans to replace its current computer systems to meet the needs of the business as the Company continues to grow. The replacement system will be Year 2000 compliant. The Company has yet to initiate discussions with all of its third-party relationships to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems impact the Company's operation. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remedy their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiative is not expected to be material to the Company's results of operations or its financial position.

OTHER FACTORS AFFECTING FUTURE RESULTS:

RECENT AND EXPECTED LOSSES. From inception, the Company has never been profitable. There can be no assurance that it ever will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operations.

NEED FOR ADDITIONAL CAPITAL. Although the Company anticipates that its current cash balances will be sufficient to meet the Company's capital requirements through March of 2000, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend on the revenues generated in the upcoming periods, and the timing of required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

CONCENTRATION OF CONTROL. The Company is controlled in the majority by Francis Khoo and Vincent and Shirley Ooi through their individual ownership and ownership through Pacific Rim Trading Co., Ltd. As a result, these shareholders may be able to exercise significant influence over all matters involving shareholder approval, including the election of directors and approval of significant corporate transactions.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon a number of key management employees, in particular, upon Francis Khoo and Vincent and Shirley Ooi. Loss of the services of any one of them would be materially detrimental. The Company has key person life insurance on some of these individuals, but there can be no assurance that proceeds from the insurance would be sufficient. There can be no assurance that the Company will be successful in retaining these individuals and other key technical and management personnel.

PERSONNEL RECRUITMENT. The Company intends to recruit a chief operating officer who will be critical to the success of the company. There can be no assurance that such person will be located. Also the Company needs to retain current and recruit additional engineering talent which is difficult in the intensely competitive job market of Silicon Valley. If the Company is unable to obtain and retain highly skilled individuals to fulfill technical and managerial functions, the Company's business and financial condition may be materially affected.

UNEXPLORED MARKETS. The Company is actively looking for new OEMs and markets and distribution channels for its soon to be released products. There can be no assurance that the company will be successful in these regards.

SUPPLY RELATIONSHIPS WITH THIRD PARTIES. The Company will be dependent upon the hardware products of third parties for its products that are "bundled" with other products for sale. There is no assurance that the relationship between the Company and the third parties will continue to be beneficial to the Company. There can be no assurance that the third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, nor that the third party products will not contain defects or errors. The Company may experience lost revenues due to the third party's delay in correcting defects in their products, delay in getting an adequate supply of their products to the Company, or from any resulting loss of market share.

TECHNOLOGICAL CHANGE AND MARKET COMPETITION. Competition in the date storage industry is intense, and the industry is characterized by changing technologies and customer demands for new products. Third parties could develop products and technologies which cause those of the Company to become obsolete. Most of the Company's competitors have significantly greater financial, development, marketing and other resources than the Company. In light of the intense competition in the industry, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance. The company's future is largely dependent on development of new products. While these products are largely developed, there can be no assurance that these products will be successfully or timely completed.

MINIMAL MARKET IN AGATE STOCK. Prior to its take-over by Agate-California shareholders on June 29, 1999, ARCA stock was very thinly traded. The three market makers sold less than 10,000 shares during the first five months of 1999. There can be no assurance that any material trading market will develop for Agate-Delaware stock. Such lack of active trading may cause a hesitance to purchase Agate shares on the part of potential shareholders, due to the perceived illiquidity of the shares, thereby perpetuating the lack of a market in the stock and a corresponding artificial depression in value of Agate stock.

INTELLECTUAL PROPERTY. The Company has copyrighted its software executable code. However, to protect the remainder of its intellectual property, the Company currently relies primarily on trade secret law and the Company's perpetual innovation of its products. The nature of the Company's product line is such that the products are susceptible to reverse engineering by competitors. The Company has applied for a patent to protect some of its technology; however, there can be no assurance that such patent will be granted, and if it should be granted, that it will be sufficient to be effective against competitors. In addition, there can be no assurance that a third party have not filed or will not file applications for patents or obtain additional proprietary rights that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products. In the event the Company found it necessary to acquire a license to a product from a third party, there can be no assurance that such license would be available, or if available, would be available on terms acceptable to the Company, or that the Company could successfully redesign its products to avoid infringement of the third party's patent.

SUPPLY OF STOCK. Currently only 450,000 shares are available for trading under SEC rules. Three months after the closing date of June 29, 1999, 100,000 shares become available and six months after the closing date, an additional 450,000 become available. Eleven and one-half months after the closing date an additional 450,000 shares become available, and twelve months after the closing date, another 13,500,000 shares become available for trading. The large availability of shares for trading could affect the market adversely and drive the market price down.

SUBORDINATION. The Company's common stock is subordinate to any Series A Preferred Stock which may result from the exchange if Agate preferred shareholders elect to receive ARCA preferred stock. In addition, the Company's common stock will be subordinate to any future preferred stock that the Company creates and issues. No vote of the Company's common shareholders is required to issue preferred stock.

MANUFACTURING. The Company's custom ASIC HotChip is sole sourced. The Company attempts to reduce the adverse impact a problem with the supplier could cause by maintaining a safety stock; however, there can be no assurance that the Company would be able to replace the supplier before its safety stock ran out.

PART 2. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          NONE

ITEM 2. CHANGES IN SECURITIES

(a) On June 30, 1999, Registrant, then known as ARCA Corp., a New Jersey corporation ("ARCA"), merged into its wholly-owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware"), in order to re-incorporate in Delaware. The outstanding common and Series A Preferred shares of ARCA were converted one-for-one into common and Series A Preferred shares of Agate-Delaware. Although Registrant attempted not to change the relative rights, preferences, privileges, and restrictions of the common and Series A Preferred shares of ARCA and Agate-Delaware, they may differ none the less because of differing provisions in the corporate law of New Jersey and Delaware.


(b) As described in Item 2(a) above, while Registrant knows of no material limitation or modification of the rights of the common shareholders due to its re-incorporation in Delaware, there may none the less have been such a limitation or modification due to differences in New Jersey and Delaware corporate law.

(C)  Unregistered Stock Issuances.

     i. Registrant, then ARCA, on June 20, 1999, issued 500,000 common shares to Bresner Partners, Ltd. in consideration for services rendered valued at $0.50 per share or $250,000 in the aggregate. Such services were rendered in connection with the transaction described in Item 2(c)(ii) below with Agate Technologies, Inc., a California corporation ("Agate-California"). Registrant relied on the exemption from registration under the Securities Act of 1933, as amended (the "Act") provided by Act Section 4(2) and Rule 506 promulgated under Act Regulation D.

     ii. Registrant, also then ARCA, on June 29, 1999, issued 1,825,000 Series A Preferred shares and 11,432,004 common shares to the former shareholders of Agate-California who contributed to Registrant their 1,825,000 Agate-California Series A Preferred shares and 7,621,336 Agate-California common shares, respectively. As a result, Agate California became a wholly-owned subsidiary of Registrant and Agate-California shareholders owned in excess of 90% of Registrant's outstanding common equivalents. Registrant relied on the exemption from registration under the Act provided by Act Section 4(2) and Rule 506 promulgated under Act Regulation D.

ITEMS 3   DEFAULTS ON SENIOR SECURITIES

          NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 28, 1999, Registrant, then ARCA, held an annual shareholders meeting.

(b) At the meeting, Harry J. Santoro and Stephen M. Robinson were re-elected as directors. (On June 29, 1999, they appointed Francis CS Khoo and Shirley Ooi as directors and resigned.)

(c) The notice of this meeting and an information statement sent to Registrant's shareholders were included as Exhibit I to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 4, 1999, filed with the SEC on June 10, 1999. All of the items listed in said notice and described in said information statement were voted upon and were approved unanimously by the 620,209 shares represented in person or by proxy at the meeting.


ITEM 5    OTHER INFORMATION

          NONE


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

(a) (1) The financial statements filed as part of this Report at Item 1 are listed in the Index to Financial Statements and Financial Statement Schedules on page 2 of this Report.

(a)(2)    The following exhibits are filed with this Quarterly Report on Form
          10-QSB:

3.01 Registrant's Articles of Incorporation as amended to date are incorporated by reference from Exhibit O to Exhibit 10.19 to Registrant's Current Report on Form 8-K, filed June 10, 1999.

3.02 Registrant's bylaws, as amended to date are incorporated by reference from Exhibit O to Exhibit 10.19 to Registrant's Current Report on Form 8-K, filed June 10, 1999.

4.0    Exhibit 3.01 above is hereby incorporated by reference.

10.20  Registrant's 1999 Dual Stock Option Plan is attached as Exhibit 10.20.

10.21 Stock Contribution and Stock Issuance Agreement between ARCA Corp., Agate Technologies, Inc. and Certain of their Shareholders, and Apta Holdings, Inc., is hereby incorporated by reference as Exhibit 10.21 from Exhibit 10.19 to Registrant's Current Report on Form 8-K filed on June 10, 1999.

27.00  Financial Data Schedule is attached as Exhibit 27.00

(b)  Reports on Form 8-K

(1) Dated June 28, 1999, Filed July 9, 1999 - The Form reported the following items:
     Item 1. Changes in Control of Registrant
     Item 2. Acquisition and Disposition of Assets
     Item 4. Change in Registrant's Certifying Accountant
     Item 7. Financial Statements and Exhibits
     Item 8. Change in Fiscal Year

However, no financial statements were provided due to the impracticality of providing such statements. The financial statements were to be provided by amendment to the Form 8-K not later than seventy-five (75) days after June 4, 1999, the date of the transaction which caused the Form 8-K to be filed. These financial statements were contained in Amendment 1 to this Form 8-K which was filed on August 13, 1999.

(2) Dated June 15, 1999, Filed June 16, 1999 - The Form reported the following items:
     Item 2. Acquisition or Disposition of Assets

     Item 7. Financial Statements and Exhibits
No financial statements were filed with this Form 8-K.

(3) Dated June 4, 1999, Filed June 10, 1999 - The Form reported the following items:
     Item 5. Other Events
     Item 7. Financial Statements and Exhibits
No financial statements were filed with this Form 8-K.



                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AGATE TECHNOLOGIES, INC.


Date: August 13, 1999               /s/ Francis CS Khoo
      -----------------------       -------------------------------------
                                    By: Francis CS Khoo
                                        Chairman of the Board and CEO