Form 10QSB
period 1999-09-30
AGATE TECHNOLOGIES INC DE
filed 1999-11-12
CIK 1006762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ________________

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

                         46782 Lakeview Boulevard
                        Fremont, California  94538

                (Address of principal executive offices)

                                 (510) 492-5430

                           (Issuer's telephone number)

CHECK  WHETHER THE ISSUER (1) HAS FILED ALL  REPORTS  REQUIRED TO BE FILED UNDER
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS: YES[X] NO[ ]

The Company had 12,932,004 shares of common stock, par value $0.0001 per share outstanding as of October 31, 1999.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 1999 (UNAUDITED) AND MARCH 31, 1999.                         1

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED) FOR THE THREE MONTHS AND SIX MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998.                                               2

CONSOLIDATED   CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)  FOR THE SIX MONTHS ENDED  SEPTEMBER  30,
1999 AND 1998.                                                             3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER  30, 1999.                              3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     5

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS

PART 2. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDING

     ITEM 2. CHANGES IN SECURITIES

     ITEM 3. DEFAULTS OF SENIOR SECURITIES

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART 1. FINANCIAL INFORMATION

                                AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                September 30,               March 31,
                                                                                       1999                   1999
                                                                              --------------------      ----------------------
                                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $1,121,031                  $2,012,603
  Trade accounts receivable, less allowance
  for doubtful accounts $19,457 (March 31, 1999: $27,999)                             268,425                     194,533
  Inventory                                                                           409,417                     395,279
  Other current assets and prepaids                                                    57,848                      50,048
                                                                              --------------------      ----------------------
                            TOTAL CURRENT ASSETS
  Restricted cash                                                                     115,823                     149,897
  Property, furniture and equipment, net                                               90,553                     120,412
  Other Assets                                                                         27,925                      27,925
                                                                              ====================      ======================
                                TOTAL ASSETS                                       $2,091,022                  $2,950,697
                                                                              ====================      ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                                  $ 175,225                   $ 131,868
  Accrued liabilities                                                                 398,282                     429,313
  Long term debt, current portion                                                      60,187                     178,133
  Obligation under capital lease, current portion                                       2,449                       6,328
                                                                              --------------------      ----------------------
                          TOTAL CURRENT LIABILITIES                                                               745,642

  Long term debt, net of current portion                                                    0                       4,798
                                                                              --------------------      ----------------------
                              TOTAL LIABILITIES                                       636,143                     750,440

STOCKHOLDERS' EQUITY

Convertible Preferred Stock, $0.0001 par value 15,000,000 shares authorized in September, 1999 and 10,000,000 shares authorized in March, 1999 Issued and outstanding shares:1,825,000 in

  September, 1999 and 2,075,000 in March, 1999                                            183                   7,256,589
  Liquidation Preference $6,387,500

Common Stock, $0.0001 par value

  75,000,000 shares authorized in September, 1999 and, 20,000,000 shares authorized in March, 1999
  Issued and outstanding shares: 12,932,004 in

  September, 1999 and 7,050,000 in March, 1999                                          1,293                   1,188,068

Additional paid in capital                                                          8,918,846                     234,663
 Accumulated other  comprehensive loss                                               (35,058)                    (30,458)
Accumulated deficit                                                               (7,430,385)                 (6,448,605)
                                                                              --------------------      ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                         1,454,879                   2,200,257
                                                                              ====================      ======================
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $2,091,022                  $2,950,697
                                                                              ====================      ======================



                    AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                   Three Months Ended                Six Months Ended
                                                                        September 30,                  September 30,

                                                       ----------------------------------    ----------------------------------
                                                            1999                  1998            1999              1998
                                                       ----------------   ---------------    ---------------   ----------------
Net sales                                                   $380,793          $335,238           $740,524           $461,202

Cost of sales                                                176,595           103,418            228,570            165,557
                                                       ----------------   ---------------    ---------------   ----------------
Gross profit                                                 204,198           231,820            511,954            295,645

Operating Expenses

  Research and development                                   159,286           227,678            309,513            464,603
  Sales and marketing                                        258,526           213,936            543,639            481,303
  General and administrative                                 316,910           182,950            618,468            449,978
  Expense from discontinued operation
  of wholly owned subsidiary                                       -                 -                  -             37,526
                                                       ----------------   ---------------    ---------------   ----------------
Total operating expenses                                     734,722           624,564          1,471,620          1,433,409
                                                       ----------------   ---------------    ---------------   ----------------
Operating loss                                             (530,524)         (392,744)          (959,666)        (1,137,765)

Interest and other income                                     24,559            35,442             42,319             71,610
Interest expense and other expense, net                      (1,309)             1,085            (6,828)              (805)
                                                       ----------------   ---------------    ---------------   ----------------
Loss before income taxes                                   (507,274)         (356,217)          (924,175)        (1,066,960)

Income Taxes                                                (37,714)                 -           (57,605)                  -
                                                       ================   ===============    ===============   ================
Net Loss                                                  $(544,988)        $(356,217)         $(981,780)       $(1,066,960)
                                                       ================   ===============    ===============   ================
Net loss per common share-basic and fully diluted           $ (0.04)          $ (0.03)           $ (0.08)           $ (0.10)
Shares used in calculating net loss per common            12,932,004        10,575,000         11,788,335         10,575,000
share-basic and fully diluted

                    AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          Six months ended
                                                                                           September 30,

                                                                              -----------------------------------------
                                                                                    1999                   1998
                                                                              -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                      $ (981,780)            $(1,066,960)
  Adjustments to reconcile net loss to net
   cash used for operating activities

    Loss on disposal of property, equipment                                             364                 26,304
    Depreciation                                                                     40,572                 53,047

  Changes in assets and liabilities

   Accounts receivable                                                             (73,892)               (74,603)
   Inventories                                                                     (14,138)                  (879)
   Prepaid expense and other assets                                                 (7,800)               (60,923)
   Accounts Payable and accrued liabilities                                          12,326                111,790
                                                                              -----------------      ------------------

Net cash used in operating activities                                           (1,024,348)            (1,012,224)

CASH FLOW FROM INVESTING ACTIVITIES

Restricted cash                                                                      34,074               (51,040)
Acquisition of property and equipment                                              (11,678)               (24,387)
Proceeds from sale of property and equipment                                            600                 17,000
Acquisition of /Proceeds from sales of other LT assets                                    -                (1,067)
                                                                              -----------------      ------------------

Net cash provided by/(used in) investing activities                                  22,996               (59,494)

CASH FLOW FROM FINANCING ACTIVITIES

Payment of notes payable                                                          (122,744)               (24,369)
Payment of Capitalized Leases                                                       (3,878)                (4,047)
Net Proceeds from Issuance of common stock                                          241,002                      -
                                                                              -----------------      ------------------

Net Cash provided by/(used in) financing activities                                 114,380               (28,416)

Effect of exchange rate changes on cash                                             (4,600)                      -
                                                                              -----------------      ------------------
Net (Decrease) in cash and cash equivalents                                       (891,572)            (1,100,134)
Cash and cash equivalents at beginning of period                                  2,012,603              3,837,882
                                                                              -----------------      ------------------
Cash and cash equivalents at end of period                                       $1,121,031             $2,737,748
                                                                              =================      ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for

  Interest                                                                            6,804                    805
  Income Tax                                                                         57,605                      -

                                AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               (UNAUDITED)

                                                                 CONVERTIBLE                                            ADDITIONAL
                                                               PREFERRED STOCK                 COMMON STOCK              PAID-IN
                                                             SHARES        AMOUNT         SHARES          AMOUNT         CAPITAL
                                                          ----------     ----------     ----------      ----------      ----------
BALANCE AT APRIL 1, 1999                                   2,075,000    $ 7,256,589      7,050,000      $1,188,068       $ 234,663
  Net loss for the six months ended September 30, 1999
  Foreign Currency translation adjustment
  Comprehensive loss
  Issuance of common stock for cash                                                        321,336         241,002
  Conversion of preferred stock into common stock           (250,000)      (875,000)       250,000         875,000
   Exchange of Agate-California common stock                                            (7,621,336)     (2,304,070)      2,304,070
    for Agate-Delaware (formerly ARCA) common stock                                     11,432,004           1,143          (1,143)
   Exchange of Agate-California preferred stock           (1,825,000)    (6,381,589)                                     6,381,589
     for Agate-Delaware (formerly ARCA) preferred stock    1,825,000            183                                           (183)
   Issuance of Agate-Delaware common stock
    in exchange for common stock of ARCA

     upon Merger with Agate-Delaware                                                     1,500,000             150            (150)
                                                        ----------------------------------------------------------------------------

Balance at September 30, 1999                              1,825,000         $  183     12,932,004        $  1,293     $ 8,918,846
                                                        ----------------------------------------------------------------------------



                                                                         ACCUMULATED                     TOTAL
                                                                            OTHER     COMPREHENSIVE  STOCKHOLDERS'
                                                         ACCUMULATED    COMPREHENSIVE     INCOME         EQUITY
                                                           DEFICIT      INCOME (LOSS)     (LOSS)       (DEFICIT)
                                                          ----------     ----------     ----------      ----------
BALANCE AT APRIL 1, 1999                                $ (6,448,605)     $(30,458)                      $2,200,257
  Net loss for the six months ended September 30, 1999      (981,780)                 $ (981,780)         (981,780)
  Foreign currency translation adjustment                                   (4,600)       (4,600)           (4,600)
                                                                                      ===============
  Comprehensive loss                                                                  $ (986,380)
                                                                                      ===============
  Issuance of common stock for cash
  Common stock subscription receivable upon

    Issuance of common stock for cash                                                                       241,002
   Conversion of preferred stock into common stock
   Exchange of Agate-California common stock
    for Agate-Delaware (formerly ARCA) common stock

   Exchange of Agate-California preferred stock for Agate-Delaware (formerly ARCA) preferred stock

   Issuance of Agate-Delaware common stock
    in exchange for common stock of ARCA

     upon Merger with Agate-Delaware

                                                        ----------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1999                           $ (7,430,385)    $ (35,058)                      $1,454,879
                                                        ----------------------------------------------------------------------------




                    AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A- ORGANIZATION AND CONSOLIDATION

Agate Technologies Inc., a Delaware corporation and its subsidiaries are engaged in the design, development and marketing of proprietary data storage and management software solutions and products for computing environments in the home and business enterprise markets. The consolidated financial statements include its wholly owned subsidiaries, Agate Technologies (California), Inc; ei Corporation; ATI Malaysia Sdn Bhd; and Agate Cayman International Ltd. ei Corporation was incorporated on June 25, 1999, and commenced operations in mid August, 1999. Agate Cayman International was recently formed as a holding company for its international operations. Operations of ATI Malaysia Sdn Bhd have been discontinued but it remains a legal entity.

All material intercompany accounts and transactions have been eliminated in the financial statements.

NOTE B- INTERIM ADJUSTMENTS AND USE OF ESTIMATES

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore they do not include all the disclosures required by generally accepted accounting principles.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements as of and for the fiscal years ended December 31, 1998, and 1997, and the three-month period ended March 31, 1999, included in the Form 8-K/A-1 filed by the Company on August 13, 1999.

The unaudited financial information furnished herein reflects all adjustments consisting of normal recurring items which in the opinion of management are necessary and fairly state the company's financial position and the results of its operations for the periods presented. Operating results for the three months and six months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000.

NOTE C - BACKGROUND TO ACQUISITION TRANSACTION IN JUNE 1999

On June 29, 1999, all former shareholders of Agate Technologies Inc., a California Corporation which is now named Agate Technologies (California), Inc. ("Agate-California"), were issued shares in ARCA Corp, a New Jersey corporation ("ARCA"), with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restrictions, except that each share is convertible into 1.5 ARCA common shares. As a result, shareholders of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California is being considered to be an acquisition of ARCA by Agate-California.

On June 30, 1999, ARCA was merged into its other wholly-owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware"), in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that has identical rights, preferences, privileges and restrictions, to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware in exchange for each ARCA share.

NOTE D- Net Loss per Share

Basic and diluted net loss per common share are presented in conformity with FAS No. 128 "Earnings per Share"("FAS 128") for all periods presented. In accordance with FAS 128, basic and diluted loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding, for all periods presented, has given effect to the exchange of 1.5 common shares of ARCA for each common share of Agate-California (see note C above). Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the three-month period ended March 31, 1999, and the fiscal years ended December 31, 1998, and 1997, which were audited and appear in the Form 8K/A-1 filed by the Company on August 13, 1999.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding Agate's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events and trends impacting the Company and are subject to uncertainties and risks that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates (b) the demand for its products and the stability of its suppliers (c) uninsurable risks and (d) general economic conditions. Other risks which could also so affect Company performance and results are discussed in the "Risks Factors" section below. In this report, the words "anticipates, "believes", "expects", "intends", "future", "hope" and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

BACKGROUND OF COMPANY

Agate Technologies, Inc., a Delaware corporation (the "Company"), is engaged, through its subsidiary, Agate Technologies (California), Inc., a California corporation ("Agate-California"), in designing, developing, and marketing of proprietary software for data management and storage solutions and products for the PC market. The Company also licenses customized hot swap, plug and play, software as integrated solutions to major OEMs and PC manufacturers. The Company's proprietary technology products (software and hardware subsystems and services) are centered around interchangeable storage and are designed to offer users high system availability, mobility, and inter-operability across PC platforms. The Company's general strategy is to provide "Data Ready", cost-effective solutions which offer users in home and corporate computing environments with easy data accessibility and data mobility, compared to today's high end systems.

The Company incorporated a new subsidiary, ei Corporation, which commenced operations in mid August 1999 to spearhead the marketing and distribution of the group's products through selective channels. Agate International Cayman Ltd. was also formed during the current quarter as a holding company for the group's international operations.

The Company has incurred losses from operations since inception and had an accumulated deficit of $7,430,385 as at September 30, 1999. The cumulative losses were a result of significant research and development costs and sales and marketing expenses. Currently, about 54% of the Company's assets of $2,091,022 are represented by cash or cash equivalents.

RESULTS OF OPERATIONS

For the three-month and six-month periods ended September 30, 1999

GENERAL - During the quarter ended September 30, 1999, the Company completed its incorporation of two subsidiaries, ei Corporation and Agate International Cayman Ltd., to strategically position the group's activities and strengthen its operations and marketing focus to optimize business opportunities in different segments. ei Corporation was formed to establish the group's penetration into retail distribution and marketing of the group's product and services. Agate International Cayman Ltd, was formed as a holding company to handle the group's international operations.

REVENUE - Revenue for the quarter ended September 30, 1999, was $380,793, an increase of 14% as compared to $335,238 for the quarter ended September 30, 1998. For the six-month period ended September 30, 1999, revenue increased by 61% to $740,524 compared to $461,202 in the corresponding period in September 30, 1998.

Product revenues increased 28% in the most recent quarter to $279,019 compared to $218,412 for the quarter ended September 30, 1998. Licensing revenue, however decreased 13% to $101,774 for the quarter ended September 30, 1999, from $116,826 in the quarter ended September 30, 1998. The decrease in licensing revenue during the current quarter was due to end-of-life status of various OEM notebook projects and the Company's focus towards bundling of its products for retail and distribution to expand and broaden its revenue. It is not expected that licensing revenue would contribute significantly to revenue growth in the future, as the Company move towards bundling and distribution of products. The Company's general strategy is to focus on building channel distribution for its products and services which provide cost-effective solutions to the everyday PC user in home and corporate environments.

The Company, through its wholly owned subsidiary, ei Corporation, commenced productization of the group's technology and services for introduction into VAR and distribution channels. The products include the HotData family and software products, "ProSwap" and "Hot Shadow". With the extension of the Company's move into distribution through ei Corporation, the Company hopes to achieve a broader revenue base.

Revenue growth for the Company, with the move into distribution, will be dependent upon several factors, including especially market acceptance of the Company's products. As described under "Liquidity and Capital Resources" below, the Company will need to raise additional financing for working capital and marketing during 2000.

GROSS MARGIN - Gross margin for the three and six months ended September 30, 1999, were $204,198 (54% of revenue) and $511,954 (69% of revenue). Gross margin for the three and six months ended September 30, 1998, were $231,820 (69% of revenue) and $295,645 (64% of revenue). The decrease in gross margins in the current quarter was due to the higher proportion of licensing and service revenues in the quarter ended September 30, 1998. The Company expects licensing and service revenues, as a proportion of total revenue, to decrease in the future, in line with its strategy of expanding into distribution.

During the quarter ended September 30, 1999, licensing and service revenue represented 27% of total revenue compared to 35% of total revenue in the comparable quarter ended September 30, 1998, while for the six months ended September 30, 1999, such revenues represented 48% of total revenue compared to 35% in the comparable six-month period in 1998.

Cost of sales for the bundled products consists primarily of cost of materials, inward freight, and packaging and for software products, it includes software packaging, documentation and physical media costs.

In a continuing effort to maintain and improve margins in a competitive industry environment, management has focused on quality, flexibility, and product cost reductions. From time-to-time, margins are adversely affected by pricing pressures. The Company emphasizes product cost reductions in its research and development activities and frequently reviews its supplier relationships with the view to obtaining the best prices available. In addition, the Company is considering effecting further cost reductions by relocating its logistics and shipment to lower cost centers in Asia.

TOTAL OPERATING EXPENSE - For the quarter ended September 30, 1999, total operating expenses were $734,722 compared to $624,564 for the comparative period ended September 30, 1998. Operating expenses for the six-month period ended September 30, 1999, were $1,471,620 compared to $1,433,409 for the six-month period ended September 30, 1998.

SALES AND MARKETING EXPENSE - Sales and marketing expenses increased 21% from $213,936 in 1998 to $258,526 in 1999 for the quarter ended September 30.
Expenses for the first six months ended September 30, 1999, were $543,639 compared to $481,303 in the six months ended September 30, 1998. The increase in the second quarter of 1999 is mainly the result of increased sales and marketing activities as the Company`s subsidiary company, ei Corporation gears up its marketing efforts in the retail and VAR channels.

The Company does not intend to increase its sales & marketing headcount but will continue work through a select network of external sales representative to complement its lead generation efforts. It is anticipated, however, that marketing expenses will grow as the Company promotes its products through co-operative marketing programs, trade show participation and select media coverage. There is no assurance, however, that the Company will be successful in its efforts and the extent of the Company's marketing penetration will largely depend on market acceptance of the Company's products and the success of its promotional efforts. The Company will need to raise financing in 2000 to fund the revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSE - General and administrative expense increased to $ 316,910 in the three months ended September 30, 1999 compared to $182,950 in the comparative period ended September 30, 1998. Expenses for the six-month period ending September 30, 1999 were $618,468 compared to $449,978 in the comparable six-month period ending September 30, 1998. For the current quarter and the six-month period ended September 30, 1999, the significant increase in expenses was mainly due to acquisition costs and higher professional (legal, audit, and other) fees resulting from the acquisition of ARCA and the Company's new reporting requirements as a public company. These expenses were $134,086 in the quarter ended September 30, 1999, compared to $55,355 in the comparable quarter ended September 30, 1998.

RESEARCH AND DEVELOPMENT EXPENSE - Research and Development expenses decreased 30% from $227,678 in the three-month period ending September 30, 1998, to $159,286 in the three-month period ended September 30, 1999. Expenses in the six-month period ended September 30, 1998, were $464,603 compared to $309,513 in the corresponding six-month period ended September 30, 1999. This decrease primarily was due to a headcount decrease in certain development areas resulting from the completion of projects associated both with newly released bundled products and more mature OEM software products. The Company will continue to streamline its development resources focusing on the software development team while outsourcing any hardware development requirements to outside contractors. To extend its software development and minimize costs, the Company plans to site part of its development team in Asia. The Company is continuing to invest in the enhancement of product lines aimed at sales opportunities that the Company believes will expand its installed base of customers.

Research and development expenses are anticipated to be maintained at the present level and could vary depending on phases in the Company's product development efforts.

INTEREST AND OTHER INCOME - Interest and other Income consists primarily of interest income earned on cash and cash equivalents, income received from sublease and fixed asset disposal.

Interest and other income decreased to $ 24,559 in the three months ended September 30, 1999, compared to $35,442 in the three months ended June 30, 1998. For the six-month period ended September 30, 1999, interest and other income was $42,319 compared to $71,610 for the six-month period ended September 30, 1998. The drop in interest and other income for the current quarter was primarily due to reduced interest earnings stemming from a lower cash balance.

INTEREST AND OTHER EXPENSE - Interest and Other Expense represent interest expenses and loss from sale of fixed assets.

For the six-month period ended September 30, 1999, interest and other expenses increased to $6,828 compared to $805 in the comparable six-month period ended September 30, 1998. The increase was due to a higher usage of the bank line of credit to finance the working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the year-end Consolidated Financial Statements.

As at September 30, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $1,121,031 compared to $2,012,603 as at March 31, 1999. The Company's net cash used in operating activities was $1,024,348 for the six months ended September 30, 1999, compared to $1,012,224 for the six months ended September 30, 1998.

During the six months ended September 30, 1999, the Company received $241,002 in proceeds from issuance of common stock. The Company used $1,024,348 in operating activities, incurred $11,678 in the acquisition of equipment, and repaid $122,744 in bank loans and notes payable and $3,878 in capitalized leases. The net decrease in cash was $891,572. The Company had $1,121,031 in cash on September 30, 1999, excluding cash held in restricted accounts.

The Company has available a revolving line of credit of up to $2,000,000 based on a borrowing base formula of 70% of eligible accounts receivable and 30% of inventory (capped at $250,000), with 50% of the outstanding loan amount to be secured by cash deposit.

The Company's future liquidity and capital requirements will depend on numerous factors, including without limitation the progress of the Company's product development programs, the resources the Company devotes to developing and marketing its products, and the extent to which the Company's products generate market acceptance and demand.

The Company believes that its cash is adequate to last through March 31, 2000, if the amount of cash used in operating activities during the second half of fiscal 2000 is the same as that used in the first half. The Company believes such cash would last longer if necessary through active cash management and expense reductions The Company is beginning to actively seek debt or equity financing. There can be no assurance that the Company will succeed in its fund raising efforts or that any monies raised will be on terms which are not materially adverse to the Company.

OTHER FACTORS AFFECTING FUTURE RESULTS:

RECENT AND EXPECTED LOSSES. From inception, the Company has never been profitable. There can be no assurance that it ever will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations.

MARKET ACCEPTANCE OF BUNDLED PRODUCTS. The Company is phasing out of the business of licensing software to OEMs and is introducing bundled products into the VAR, retail, and OEM channels through ei Corporation. The Company's bundled products are relatively new and unproven. There can be no assurance that there is a viable market for these products. The Company's marketing arm, ei Corporation, is also new. Even if there is a viable market for the Company's bundled products, there can be no assurance that ei Corporation can successfully penetrate such market. In this regard, unless the Company raises additional financing as described below, ei Corporation's efforts will be constrained by a lack of resources to adequately promote the bundled products.

NEED FOR ADDITIONAL CAPITAL. Although the Company anticipates that its current cash balance will be sufficient to meet the Company's capital requirements through March of 2000, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend on the revenues generated in the upcoming periods, and the timing of required expenditures. The Company anticipates requiring additional cash in fiscal 2001 and is beginning active efforts to raise such financing. There can be no assurance that capital will be available on terms acceptable to the Company, if at all. The Company's operations would be severely constrained if it is unable to raise financing during 2000.

CONCENTRATION OF CONTROL. The Company is controlled in the majority by Francis Khoo and Vincent and Shirley Ooi through their individual ownership and ownership through Pacific Rim. As a result, these shareholders may be able to exercise significant influence over all matters involving shareholder approval, including the election of directors and approval of significant corporate transactions.

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

SUPPLY RELATIONSHIPS WITH THIRD PARTIES. The Company will be dependent upon the hardware products of third parties for its products that are "bundled" with other products for sale. There is no assurance that the relationship between the Company and the third parties will continue to be beneficial to the Company. There can be no assurance that the third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, or that the third party products will not contain defects or errors. The Company may experience lost revenues due to the third party's delay in correcting defects in their products, delay in getting an adequate supply of their products to the Company, or from any resulting loss of market share.

UNEXPLORED MARKETS. The Company is actively looking for new OEMs and markets and distribution channels for its newly released products. There can be no assurance that the Company will be successful in these regards.

TECHNOLOGICAL CHANGE AND MARKET COMPETITION. Competition in the data storage industry is intense, and the industry is characterized by changing technologies and customer demands for new products. Third parties could develop products and technologies which cause those of the Company to become obsolete. Most of the Company's competitors have significantly greater financial, development, marketing and other resources than the Company. In light of the intense competition in the industry, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance. The Company's future is largely dependent on development of new products. While these products are largely developed, there can be no assurance that these products will be successfully or timely completed.

IMPACT OF THE YEAR 2000 ISSUE The Company has determined that its current computer systems are Year 2000 ready and would function properly with respect to dates in the year 2000 and beyond. However, the Company has plans to replace its current computer systems to meet the needs of the business as the Company continues to grow. The replacement system will be Year 2000 compliant. The Company has yet to initiate discussions with all of its third-party relationships to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems impact the Company's operation. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remedy their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiative is not expected to be material to the Company's results of operations or its financial position.

MINIMAL MARKET IN AGATE STOCK. Prior to its take-over by Agate-California shareholders on June 29, 1999, ARCA stock was very thinly traded. The three market makers sold less than 10,000 shares during the first five months of 1999. During the quarter ended September 30, 1999, the market remained thin as only 16,650 Company shares were traded. There can be no assurance that any material trading market will develop for the Company's stock. Such lack of active trading may cause a hesitance to purchase Company shares on the part of potential shareholders due to the perceived iliquidity of the shares, thereby perpetuating the lack of a market in the stock and a corresponding artificial depression in value of Company stock.

INTELLECTUAL PROPERTY. The Company has copyrighted its software executable code. However, to protect the remainder of its intellectual property, the Company currently relies primarily on trade secret law and the Company's perpetual innovation of its products. The nature of the Company's product line is such that the products are susceptible to reverse engineering by competitors. The Company has applied for a patent to protect some of its technology; however, there can be no assurance that such patent will be granted, and if it should be granted, that it will be sufficient to be effective against competitors. In addition, there can be no assurance that a third party has not filed or will not file applications for patents or obtain additional proprietary rights that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products. In the event the Company found it necessary to acquire a license to a product from a third party, there can be no assurance that such license would be available, or if available, that it would be available on terms acceptable to the Company, or that the Company could successfully redesign its products to avoid infringement of the third party's patent.

SUPPLY OF PUBLIC STOCK. Currently only 550,000 shares are available for trading in the public market under SEC rules. Six months after June 29, 1999, the closing date of the ARCA acquisition, an additional 450,000 shares become available. Eleven and one-half months after such closing date an additional 450,000 shares become available, and twelve months after such closing date, another 13,500,000 shares become available for trading. The large availability of shares for trading could affect the market adversely and drive the market price down.

SUBORDINATION. The Company's common stock is subordinate to its 1,850,000 shares of outstanding Series A Preferred Stock. In addition, the Company's common stock will be subordinate to any future preferred stock that the Company creates and issues. No vote of the Company's common shareholders is required to issue preferred stock.

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

                  NONE

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

(a)(2) The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-QSB:

3.01 Registrant's Articles of Incorporation as amended to date are hereby incorporated by reference from Exhibit O to Exhibit 10.19 to Registrant's Current Report on Form 8-K, dated June 4, 1999, and filed June 10, 1999.

3.02 Registrant's bylaws, as amended to date (incorporated by reference to Registrant's Current Report on Form 8-K, dated June 4, 1999), and filed June 10, 1999.

4.0               Exhibit 3.01 above is hereby incorporated by reference.


27.00    Financial Data Schedule

(b)      Reports on Form 8-K

A Report on Form 8-K dated June 28, 1999, was filed July 9, 1999. The Form reported the following items:

         Item 1. Changes in Control of Registrant
         Item 2. Acquisition and Disposition of Assets
         Item 4. Change in Registrant's Certifying Accountant
         Item 7. Financial Statements and Exhibits
         Item 8. Change in Fiscal Year

However, no financial statements were provided at the time of filing due to the impracticality of providing such statements. These financial statements were contained in Amendment 1 to this Form 8-K which was filed on August 13, 1999, and the financial data statement was contained in Amendment 2 to this Form 8-K which was filed on August 18, 1999.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGATE TECHNOLOGIES, INC.

Date:    November 11, 1999                     ______________________________
                                          By: Francis CS Khoo
                                              Chairman of the Board and CEO

Exhibit 1:  Earnings Per Share Schedule                         Version 1
                                                               10/25/1999

                            AGATE TECHNOLOGIES, INC.

EARNINGS PER SHARE SCHEDULE - REVISED  (11/08/99)  Three months ended  September
30, 1999

Calculation of Net Income

Net Income (Loss)                                                                                  $(544,988)

Weighted Average Shares Outstanding                                                                12,932,004

                                                                                               ---------------
Net Income (Loss) Per Share                                                                           $(0.04)

                                                                                               ===============

Calculation of Weighted Average Number of Shares

    Date           Activity            Shares         Revised          Days      Total  Ratio     Weighted
                                                                   Outstanding    Days            Average
                                                                                                 Number of
                                                                                                 Shares O/S

     3/31/99 Balance b/f                7,050,000      10,575,000             88     91 88/91      10,226,374

     6/28/99 Issued                       321,336         482,004

                                   -------------------------------
                                        7,371,336      11,057,004              1     91  1/91         121,506

     6/29/99 ARCA transaction           3,685,668

                                   ---------------
                                   ---------------
                                       11,057,004

     6/29/99 ARCA                       1,500,000       1,500,000

                                   -------------------------------
                                       12,557,004      12,557,004

     6/29/99 Issued                       375,000         375,000

                                   -------------------------------
     6/30/99                           12,932,004      12,932,004              2     91  2/91         284,220

                                                                  ===============              ===============
     3/31/99 Balance c/f                                                      91                   10,632,099
                                                                  ===============              ===============


      7/1/99 Balance b/f               12,932,004      12,932,004             92     92 92/92      12,932,004


                                   ==============================================              ===============
     9/30/99 Balance c/f               12,932,004      12,932,004             92                   12,932,004
                                   ==============================================              ===============






Exhibit 1:  Earnings Per Share Schedule                                                                                Version 1
                                                                                                                      10/25/1999

                                                     AGATE TECHNOLOGIES, INC.

                                             EARNINGS  PER  SHARE   SCHEDULE   -
                                                   REVISED (11/08/99) Six months
                                                   ended September 30, 1999

Calculation of Net Income

Net Income (Loss)                                                                               $(981,780)

Weighted Average Shares Outstanding                                                             11,788,335

                                                                                           ----------------
Net Income (Loss) Per Share                                                                        $(0.08)

                                                                                           ================

Calculation of Weighted Average Number of Shares

    Date          Activity           Shares        Revised        Days      Total   Ratio     Weighted
                                                               Outstanding   Days              Average
                                                                                              Number of
                                                                                             Shares O/S

     3/31/99 Balance b/f              7,050,000    10,575,000            88    183 88/183        5,085,246

     6/28/99 Issued                     321,336       482,004

                                 -----------------------------
                                      7,371,336    11,057,004             1    183  1/183           60,421

     6/29/99 ARCA transaction         3,685,668

                                 ---------------
                                 ---------------
                                     11,057,004

     6/29/99 ARCA                     1,500,000     1,500,000

                                 -----------------------------
                                     12,557,004    12,557,004

     6/29/99 Issued                     375,000       375,000

                                 -----------------------------
     6/30/99                         12,932,004    12,932,004             2    183  2/183          141,333

                                                              ==============               ================
     3/31/99 Balance c/f                                                 91    183               5,287,000
                                                              ==============               ================


      7/1/99 Balance b/f             12,932,004    12,932,004            92    183 92/183        6,501,335


                                 ===========================================               ================
     9/30/99 Balance c/f             12,932,004    12,932,004            92    183               6,501,335
                                 ===========================================               ================


                                 ===========================================               ================
                                     12,932,004    12,932,004           183    183              11,788,335
                                 ===========================================               ================







AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES     EXHIBIT-27: FINANCIAL DATA SCHEDULE                Version 1
                                          6-ME SEPTEMBER 30, 1999                               10/25/1999

Exhibit 27FDS: Financial Data Schedule

AGATE TECHNOLOGIES INC., AND SUBSIDIARIES

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
FINANCIAL STATEMENTS OF AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES FOR THE

SIX MONTHS ENDED SEPTEMBER 30, 1999

AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS