Form 10QSB
period 1999-12-31
AGATE TECHNOLOGIES INC DE
filed 2000-02-14
CIK 1006762

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

The Company had 12,932,004 shares of common stock, par value $0.0001 per share outstanding as of January 25, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     INDEX
1. FINANCIAL
PART INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
DECEMBER 31, 1999 (UNAUDITED) AND MARCH 31, 1999.                         2

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS ENDED
DECEMBER 31, 1999 AND 1998.                                               3

CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)  FOR THE NINE MONTHS ENDED DECEMBER 31,
1999 AND 1998.                                                            3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999.                              4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                    5

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS                      6

PART 2. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDING

   ITEM 2. CHANGES IN SECURITIES

   ITEM 3. DEFAULTS OF SENIOR SECURITIES

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   ITEM 5. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    December 31,    March 31,
                                                                        1999           1999
                                                                    -------------  ------------
                                                                     (Unaudited)
                                 ASSETS
CURRENT ASSETS

 Cash and cash equivalents                                           $   686,133   $ 2,012,603
 Trade accounts receivable, less allowance
 for doubtful accounts $19,457 (March 31, 1999: $27,999)                 232,652       194,533
 Inventory                                                               407,274       395,279
 Other current assets and prepaids                                        56,011        50,048
                                                                     -----------   -----------
     TOTAL CURRENT ASSETS                                              1,382,070     2,652,463
 Restricted cash                                                         114,363       149,897
 Property, furniture and equipment, net                                   75,422       120,412
 Other Assets                                                             27,925        27,925
                                                                     ===========   ===========
     TOTAL ASSETS                                                    $ 1,599,780   $ 2,950,697
                                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                    $    96,306   $   131,868
 Accrued liabilities                                                     407,086       429,313
 Long term debt, current portion                                           9,475       178,133
 Obligation under capital lease, current portion                               -         6,328
                                                                     -----------   -----------
                TOTAL CURRENT LIABILITIES                                512,867       745,642

 Long term debt, net of current portion                                        -         4,798
                                                                     -----------   -----------
    TOTAL LIABILITIES                                                    512,867       750,440

STOCKHOLDERS' EQUITY

Convertible Preferred Stock, $0.0001 par value 15,000,000 shares
 Issued and outstanding shares:1,825,000 in
 December, 1999 and 2,075,000 in March, 1999                                 183     7,256,589
 Liquidation Preference $6,387,500

Common Stock, $0.0001 par value

 75,000,000 shares authorized
 Issued and outstanding shares: 12,932,004 in

 December, 1999 and 7,050,000 in March, 1999                               1,293     1,188,068

Additional paid in capital                                             8,918,846       234,663
Accumulated other comprehensive loss                                     (35,058)      (30,458)
Accumulated deficit                                                   (7,798,351)   (6,448,605)
                                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                             1,086,913     2,200,257
                                                                     ===========   ===========
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 1,599,780   $ 2,950,697
                                                                     ===========   ===========

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended             Nine Months Ended
                                                                 December 31,                    December 31,
                                                        ----------------------------   -------------------------
                                                           1999             1998          1999          1998
                                                        -----------      -----------   -----------   -----------
Net sales                                               $   344,284      $   419,498   $ 1,084,807   $   880,700

Cost of sales                                               110,582          118,094       339,152       283,651
                                                        -----------      -----------   -----------   -----------
Gross profit                                                233,702          301,404       745,655       597,049

Operating Expenses

  Research and development                                  109,988          177,832       419,502       642,435
  Sales and marketing                                       387,126          299,066       908,425       780,369
  General and administrative                                235,547          256,650       884,004       706,628
  Discontinued operations of wholly owned subsidiary       (133,709)               -      (133,709)       37,526
                                                        -----------      -----------   -----------   -----------
Total operating expenses                                    598,952          733,548     2,078,222     2,166,958
                                                        -----------      -----------   -----------   -----------
Operating loss                                             (365,250)        (432,144)   (1,332,567)   (1,569,909)

Interest and other income                                    17,460           37,656        55,180       109,959
Interest expense and other expense, net                      (2,290)          (6,534)       (9,118)       (8,032)
                                                        -----------      -----------   -----------   -----------
Loss before income taxes                                   (350,080)        (401,022)   (1,286,505)   (1,467,982)

Income Taxes                                                 (5,636)         (11,903)      (63,241)      (11,903)
                                                        ===========      ===========   ===========   ===========
Net Loss                                                $  (355,716)     $  (412,925)  $(1,349,746)  $(1,479,885)
                                                        ===========      ===========   ===========   ===========
Net loss per common share-basic and fully diluted            $(0.03)          $(0.04)       $(0.11)       $(0.14)
Shares used in calculating net loss per common           12,932,004       10,575,000    12,170,945    10,575,000
share-basic and fully diluted

                    AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      Nine months ended
                                                                                         December 31,
                                                                                  -------------------------
                                                                                    1999            1998
                                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                      $(1,349,746)  $(1,479,885)
    Adjustments to reconcile net loss to net
    cash used in operating activities

    Loss on disposal of property, equipment                                               464        31,527
    Depreciation                                                                       59,362        76,478
Changes in assets and liabilities

   Accounts receivable                                                                (38,119)      (65,943)
   Inventories                                                                        (11,995)     (135,804)
   Prepaid expense and other assets                                                    (5,963)      (92,750)
   Accounts Payable and accrued liabilities                                           (57,790)      341,468
                                                                                  -----------   -----------

Net cash used in operating activities                                              (1,403,787)   (1,324,909)

CASH FLOW FROM INVESTING ACTIVITIES

Restricted cash                                                                        35,534      (118,954)
Acquisition of property and equipment                                                 (15,436)      (30,268)
Proceeds from sale of property and equipment                                              600        19,920
Other                                                                                     -          (1,067)
                                                                                                -----------

Net cash provided by/(used in) investing activities                                    20,698      (130,369)

CASH FLOW FROM FINANCING ACTIVITIES

Payment of notes payable                                                             (173,456)      (28,467)
Payment of Capitalized Leases                                                          (6,327)       (6,185)
Net Proceeds from Issuance of common stock                                            241,002             -
                                                                                  -----------   -----------

Net Cash provided by/(used in) financing activities                                    61,219       (34,652)

Effect of exchange rate changes on cash                                                (4,600)        4,401
                                                                                  -----------   -----------
Net (Decrease) in cash and cash equivalents                                        (1,326,470)   (1,485,529)
Cash and cash equivalents at beginning of period                                    2,012,603     3,837,882
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $   686,133   $ 2,352,353
                                                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest                                                                              8,203         1,959
  Income Tax                                                                           63,241        11,903

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                    CONVERTIBLE                                          ADDITIONAL
                                                                  PREFERRED STOCK                         COMMON STOCK     PAID-IN
                                                              SHARES          AMOUNT          SHARES         AMOUNT        CAPITAL
                                                         -------------  --------------  --------------  -------------  ------------
BALANCE AT APRIL 1, 1999                                      2,075,000     $ 7,256,589       7,050,000    $ 1,188,068   $  234,663
  Net loss for the nine months ended December 31, 1999
Comprehensive loss
  Issuance of common stock for cash                                                             321,336        241,002
  Conversion of preferred stock into common stock              (250,000)       (875,000)        250,000        875,000
   Exchange of Agate-California common stock                                                 (7,621,336)    (2,304,070)   2,304,070
    for Agate-Delaware (formerly ARCA) common stock                                          11,432,004          1,143       (1,143)
   Exchange of Agate-California preferred stock              (1,825,000)     (6,381,589)                                  6,381,589
     for Agate-Delaware (formerly ARCA) preferred stock       1,825,000             183                                        (183)
   Issuance of Agate-Delaware common stock
    in exchange for common stock of ARCA

     upon Merger with Agate-Delaware                                                          1,500,000            150         (150)
                                                          -------------  --------------  --------------  -------------  ------------

Balance at December 31, 1999                                  1,825,000     $       183      12,932,004    $     1,293   $8,918,846
                                                          -------------  --------------  --------------  -------------  ------------


                                                                          ACCUMULATED
                                                                              OTHER                           TOTAL
                                                           ACCUMULATED    COMPREHENSIVE   COMPREHENSIVE    STOCKHOLDERS
                                                             DEFICIT       INCOME (LOSS)     (LOSS)          EQUITY
                                                           ------------   -------------   -------------   ------------
BALANCE AT APRIL 1, 1999                                   $ (6,448,605)    $   (30,458)                   $  2,200,257
  Net loss for the nine months ended December 31, 1999       (1,349,746)                   $ (1,349,746)     (1,349,746)
  Foreign Currency translation adjustment                                        (4,600)         (4,600)         (4,600)
                                                                                          -------------
  Comprehensive loss                                                                       $ (1,354,346)
                                                                                          -------------
Issuance of common stock for cash
Common stock subscription receivable upon

 Issuance of common stock for cash                                                                              241,002
 Conversion of preferred stock into common stock
 Exchange of Agate-California common stock
  for Agate-Delaware (formerly ARCA) common stock

 Exchange of Agate-California preferred stock for Agate-Delaware (formerly ARCA) preferred stock

 Issuance of Agate-Delaware common stock
 in exchange for common stock of ARCA
  upon Merger with Agate-Delaware
                                                           ------------   -------------   -------------   ------------
BALANCE AT DECEMBER 31, 1999                               $ (7,798,351)    $   (35,058)                   $  1,086,913
                                                           ------------   -------------   -------------   ------------

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE A- ORGANIZATION AND CONSOLIDATION

Agate Technologies Inc., a Delaware corporation, and its subsidiaries are engaged in the design, development and marketing of proprietary data storage and management software solutions and products for computing environments in the home and business enterprise markets. The consolidated financial statements include its wholly owned subsidiaries, Agate Technologies (California), Inc; ei Corporation; ATI Malaysia Sdn Bhd; Agate Cayman International Ltd; and Agate Technologies Pte Ltd. ei Corporation was incorporated on June 25, 1999, and commenced operations in mid August, 1999. Agate Cayman International was recently formed as a holding company for its international operations. Operations of ATI Malaysia Sdn Bhd have been discontinued but it remains a legal entity. Agate Technologies Pte Ltd, a Singapore incorporated company, became a wholly owned subsidiary of Agate Cayman International in October 1999.

All material intercompany accounts and transactions have been eliminated in the financial statements.

NOTE B- BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Company's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit of $7,798,351 at December 31, 1999,and negative cash flows from operations of $1,403,787 for the nine months ended December 31, 1999. The Company anticipates that its current cash balance will be sufficient to meet the Company's capital requirements through March 31, 2000, and for somewhat beyond. However there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend on the revenues generated in the upcoming periods, and the timing of required expenditures. The Company anticipates requiring additional cash in fiscal 2001 and is beginning active efforts to raise such financing. There can be no assurance that capital will be available on terms acceptable to the Company, if at all. The Company's operations would be severely constrained if it is unable to raise financing during the 2000 calendar year.

NOTE C- INTERIM ADJUSTMENTS AND USE OF ESTIMATES

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

The unaudited financial information furnished herein reflects all adjustments consisting of normal recurring items which, in the opinion of management are necessary and fairly state the company's financial position and the results of its operations for the periods presented. Operating results for the three months and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000.

NOTE D - BACKGROUND TO ACQUISITION TRANSACTION IN JUNE 1999

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

NOTE E- Net Loss per Share

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

Summary of Significant Accounting Policies

With effect from October 1999, the Company changed its inventory valuation policy from the First-In, First-Out method to the Weighted Average method. This change was necessary to cater to the Company's new accounting software which values inventory by the Weighted Average Cost method. As there were no significant price fluctuations during the three months ended December 31, 1999, the effect of this change was immaterial.

The other accounting policies remain unchanged.

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

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding Agate's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding planned new Web service and DRS product launch, anticipated bundled product revenue increase, expected increase in R&D and marketing expenses, liquidity, and anticipated cash needs and availability in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events and trends impacting the Company and are subject to uncertainties and risks that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward looking statements made by or on behalf of the Company: (a) ability to raise financing, (b) demand for Company products, (c) effectiveness of marketing and promotion, and (d) ability to complete development of new products and services. Other risks which could also so affect Company performance and results are discussed in the "Risks and Other Factors Affecting Future Performance" section below. In this report, the words "anticipates, "believes", "expects", "intends", "future", "hope" and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

Agate Technologies Inc., a Delaware corporation (the "Company"), is a holding company whose subsidiaries are engaged in various high technology enterprises. The Company, through its domestic and international subsidiaries, designs, develops, and markets proprietary software for data management and connectivity and instant data availability for the PC market. The Company also licenses customized hot swap, plug and play, software as integrated solutions to major notebook and desktop OEMs and PC manufacturers. The Company's proprietary technology products (software and subsystems solutions and services) are centered around user friendly interchangeable storage designed to offer users high system availability, mobility, and inter-operability across PC platforms. The Company's general strategy is to provide "Data Ready", cost-effective solutions which offer home users and small corporate computing environments convenient data accessibility and mobility, compared to today's high end systems.

The Company plans to develop a new interactive Web technology service business which would help expand "Data Ready" concept. This Web business would provide a new generation of services capable of delivering interactive content and applications to users, providing users with the ability to customize and synchronize their data more speedily and efficiently through a personalized interface. The market for Internet and e-commerce products and services, however, is characterized by evolving industry standards, rapid technological change and frequent new product introductions and enhancements. Accordingly, the Company's success in this new Web business would depend in a large part on its ability to raise substantial additional financing, to adhere to and adapt its products to evolving Internet protocols and standards, and market acceptance of the Internet products and services which are typically subject to a high level of uncertainty. While the Company has applied for a US patent with claims related to its planned Web business, there can be no assurances that any claims will be allowed or, if any claims are allowed, that they will be enforceable or prevent others from developing a business model similar to the Company's. Management is working on plans to raise new capital to finance the development of the interactive Web service. There is, however, no assurance that the Company will be able to raise additional financing on the terms acceptable to the Company.

In the nine months ended December 31, 1999, revenue has increased by 23% compared to the nine months ended December 31, 1998 while operating expenses have decreased by 4%. The Company has incurred losses from operations since inception and had an accumulated deficit of $7,798,351 as at December 31, 1999. While the cumulative losses were mainly a result of research and development and start-up expenses exceeding revenues, recent losses stem also from increased sales promotion, packaging, and marketing expenses and significant increased general and administrative expenses since June 30 1999 when the Company became a public company.

As at December 31, 1999, about 43% of the Company's assets of $1,599,780 are represented by cash and cash equivalents. Management plans to raise new capital to finance its aggressive sales and marketing plans to promote its current product lines through Internet channels and to finance development of its interactive Web service.

RESULTS OF OPERATIONS

For the three-month and nine-month periods ended December 31, 1999

GENERAL

During the quarter ended December 31, 1999, the Company completed its establishment of a Singapore incorporated subsidiary, Agate Technologies Pte Ltd. The establishment of this subsidiary in Singapore is an effort to relocate certain of the Company's R&D activities, technical support, logistics and shipment activities to a lower cost center.

The Company has concentrated its focus on increasing its bundled products and ecommerce sales and de-emphasized its revenue source from licensing of its Hot Swap software to notebook OEMs. This is in part due to the fact that notebook configurations change constantly as OEMs introduce new models. As a result supporting these engineering requirements caused the Company to incur significant engineering overhead costs to maintain this income stream.

The Company's goal is to maintain a high level of technological innovation and to significantly increase its market reach for its current range of software solution and products, through a more selective focus via an aggressive marketing program. During the current quarter, the Company completed the development of its new software product, HotShadow, that enables one's alternate or secondary storage device to mirror or "shadow" the contents of one's primary storage devices on a selective or ongoing basis. This software led to the introduction of the Disaster Recovery System (DRS) which allows users to recover almost instantly from a hard disk crash by causing one's secondary storage device to "take over" in realtime. An aggressive launch of this product is planned for the next quarter.

The Company is also in the early stage of completing its development of a hotswap "plug and play" software for the LINUX platform although no assurance can be given as to when or if such development will be completed.

REVENUE

Revenue was $344,284 in the three months ended December 31, 1999, a decrease of $75,215 compared to $419,498 in the three months ended December 31, 1998. The decrease was mainly due to a decline in licensing revenue from its Hot Swap software sold to notebook OEMs.

For the three months ended December 31, 1999, bundled product sales increased to $202,229 compared to $182,164 for the three months ended December 31 1998. The increase in bundled product sales in the current quarter was not sufficient to offset the decline in licensing revenue, as a result of which, total revenues declined by 18%. Management expects that bundled products revenues should improve with the introduction of its new product line, Disaster Recovery Systems, supported by a more aggressive marketing and promotion campaign.

Over the nine-month period ended December 31, 1999, the Company continued to show an increase in overall revenue to $1,084,807 representing an increase of 23% over the nine month period ended December 31 1998.

GROSS MARGIN

Gross margin achieved in the three months ended December 31, 1999 was 68%, a slight decrease from 72% achieved in the three months ended December 31, 1998. This decrease was mainly due to the decrease in the higher margin notebook licensing and service revenue as a percentage of total revenue.

Gross margins for the nine month periods ended December 31, 1999 and 1998 were 69% and 68% respectively. There were no significant variances in the sales mix in these periods.

Cost of sales for bundled products consists of cost of materials, inward freight and packaging. For software products, cost of sales includes software packaging, documentation and physical media costs.

TOTAL OPERATING EXPENSE

The management constantly reviews and exercises tight control and makes a conscientious effort to keep operating expenses low. Operating expenses have decreased both in the three and nine-month periods ended December 31, 1999 as compared to the nine months ended December 31, 1998. However, excluding the $133,709 write back of an over accrued expense for discontinued operations taken previously during the fourth quarter of fiscal 1999, the Company's operating expenses were relatively constant for the three-month and nine-month periods ended December 31, 1999, and December 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSE

The Company had gradually decreased its R&D headcount in California while moving the bulk of its R&D and support activities to Singapore. Accordingly, research and development expenses decreased in both the three and nine months ended December 31, 1999 but are expected to increase once the transition phase is over and the Singapore entity expands its research and development department.

Research and development expenses were $177,832 for the three months ended December 31, 1998 but decreased to $109,988 in the three months ended December 1999. Research and development expenses also decreased from $642,434 in the nine months ended December 31, 1998 to $419,502 in the nine months ended December 31, 1999.

SALES AND MARKETING EXPENSE

With the launch of ei Corporation, there was increased sales and marketing activities. Sales and marketing expenses increased from $299,066 in the three months ended December 31, 1998 to $387,126 in the three months ended December 31, 1999. Sales and marketing expenses for the nine months ended December 31, 1998, were $780,369 and increased to $908,425 for the nine months ended December 31, 1999.

The Company plans to continue to work through a select network of external sales representative to complement its lead generation efforts. It is anticipated that marketing and related expenses will grow as the Company promotes its products more aggressively through co-operative marketing programs, trade show participation and select media coverage. There is no assurance, however, that the Company will generate increased revenues as a result of its increased sales and marketing efforts. The extent of the Company's marketing penetration will largely depend on market acceptance of the Company's products and the success of its promotional efforts. The Company will need to raise additional financing in calendar year 2000 to fund the increased sales and marketing efforts thought to be necessary to generate revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased from $256,650 for the three months ended December 31, 1998 to $ 235,547 for the three months ended December 31, 1999. However, expenses for the nine months ended December 31, 1999 were $884,004, 25% higher than the $706,628 for the nine months ended December 31, 1998. This increase was mainly due to higher professional (legal, audit and other) fees resulting from the acquisition of ARCA and the Company's new reporting requirements as a public company. Professional fees were $356,182 and $148,965 for the nine months ended December 1999 and 1998 respectively. The other operating expenses in fact decreased $30,111 as management exercised more stringent controls over spending.

DISCONTINUED OPERATIONS OF WHOLLY OWNED SUBSIDIARY

For the three month period ended December 31, 1999, the provision which had been made during fiscal 1999 for expected expenses associated with the closure of the Malaysian operations, ATI Malaysia Sdn Bhd, was reduced by $113,709133,709. As of December 31, 1999, the provision amount to meet anticipated obligations is $104,000.

INTEREST AND OTHER INCOME

Interest and other income consist primarily of interest income earned on cash and cash equivalents and income received from sublease and fixed asset disposals.

Interest and other income decreased in both the three and nine month periods ended December 31, 1999 as compared to the three and nine month periods ended December 31, 1998, mainly due to lower interest income resulting from a lower cash balance.

INTEREST AND OTHER EXPENSE

Interest and other expense represent interest expenses and loss from sale of fixed assets.

Interest and other expense were slightly lower in the three months ended December 31, 1999 compared to the three months ended December 31, 1998. They were, however higher, although marginally, in the nine-month period ended December 1999 compared to the comparative nine-month period ended December 1998. This increase was primarily a result of increased usage of its credit facilities with the banks for working capital purposes as well as to set up the new Singapore subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The discussion below regarding liquidity and capital resources should be read together with the information included in the year-end Consolidated Financial Statements.

As at December 31, 1999, the Company had cash and cash equivalents amounting to $686,133 compared to $2,012,603 as at March 31, 1999. The Company used $1,403,787 in its operating activities in the nine months ended December 31, 1999. The amount used in the same period in 1998 was $1,324,909.

During the nine months ended December 31, 1999, the Company raised $241,002 from the issue of common stock and invested $15,436 in equipment, and repaid $173,465 and $6,327 in notes payable and capitalized leases respectively.

The above applications, with the net operating losses caused a decline in cash and cash equivalents by $1,326,470.

The Company has available a revolving line of credit of up to $2,000,000 with availability based on a borrowing base formula of 100% of deposits pledged to an affiliate of the lender, 70% of eligible accounts receivable, and 50% of inventory (capped at $500,000).

The Company's future liquidity and capital requirements will depend on numerous factors, including without limitation the progress of the Company's product development programs, the resources the Company devotes to developing and marketing its products, and the extent to which the Company's products generate market acceptance and demand.

The Company believes that its cash is adequate to last through March 31, 2000 and somewhat beyond through active cash management and expense reductions. See Note B above. The Company is beginning to actively seek debt or equity financing. There can be no assurance that the Company will succeed in its fund raising efforts or that any monies raised will be on terms, which are not materially adverse to the Company.

RISKS AND OTHER FACTORS AFFECTING FUTURE RESULTS:

RECENT AND EXPECTED LOSSES

From inception, the Company has never been profitable. There can be no assurance that it ever will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations.

MARKET ACCEPTANCE OF BUNDLED PRODUCTS

During the current quarter, ei Corporation increased its distribution channels for bundled products. The Company's bundled products are relatively new and unproven and need substantial marketing funds to create name brand awareness. There can be no assurance that there is a viable market for these products. The Company's marketing arms, ei Corporation and Agate Technologies Pte Ltd, are also new. Even if there is a viable market for the Company's bundled products, there can be no assurance that ei Corporation can successfully penetrate such market. In this regard, unless the Company raises additional financing as described below, efforts of ei Corporation will be constrained by a lack of resources to adequately promote the bundled products.

NEED FOR ADDITIONAL CAPITAL

Although the Company anticipates that its current cash balance will be sufficient to meet the Company's capital requirements through March of 2000 and somewhat beyond, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend on the revenues generated in the upcoming periods, and the timing of required expenditures. The Company anticipates requiring additional cash in fiscal 2001 and is beginning active efforts to raise such financing. There can be no assurance that capital will be available on terms acceptable to the Company, if at all. The Company's operations would be severely constrained if it is unable to raise financing during the calendar year 2000.

CONCENTRATION OF CONTROL

The Company is controlled in the majority by Francis Khoo and Vincent and Shirley Ooi through their individual ownership and ownership through Pacific Rim. As a result, these shareholders may be able to exercise significant influence over all matters involving shareholder approval, including the election of directors and approval of significant corporate transactions.

DEPENDENCE ON KEY PERSONNEL

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

PERSONNEL RECRUITMENT

The Company recognizes the difficulty in recruiting and retaining talent but intends to recruit a chief operating officer who will be critical to the success of the company. There can be no assurance that such person will be located. Also the Company needs to retain current and recruit additional engineering talent which is difficult in the intensely competitive job market of Silicon Valley. If the Company is unable to obtain and retain highly skilled individuals to fulfill technical and managerial functions, the Company's business and financial condition may be materially affected.

SUPPLY RELATIONSHIPS WITH THIRD PARTIES

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

UNEXPLORED MARKETS

The Company is actively looking for new OEMs partnership for its desktop solutions either in the form of joint marketing and distribution or licensing of its software and ASIC chip while building its own markets and distribution channels for its newly released products. There can be no assurance that the Company will be successful in this regard.

TECHNOLOGICAL CHANGE AND MARKET COMPETITION

Competition in the data storage industry continues to be intense. The industry is characterized by changing technologies and customer demands for new products. Third parties could develop products and technologies which cause those of the Company to become obsolete. Most of the Company's competitors have significantly greater financial, development, marketing and other resources than the Company. In light of the intense competition in the industry, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance. The Company's future is largely dependent on development of new products including, for example, DRS product, Web service, and LINUX version of its plug and play software. These products and services are in varying stages of development and there can be no assurance that development of these products and services will be successfully or timely completed.

MINIMAL MARKET IN AGATE STOCK

Prior to its take-over by Agate-California shareholders on June 29, 1999, ARCA stock was very thinly traded. The three market makers sold less than 10,000 shares during the first five months of 1999. During the quarter ended September 30, 1999, the market remained thin as only 16,650 Company shares were traded while during the quarter ended December 31, 1999, 230,400 shares traded. There can be no assurance that any material trading market will develop for the Company's stock. Such lack of active trading may cause a hesitance to purchase Company shares on the part of potential shareholders due to the perceived illiquidity of the shares, thereby perpetuating the lack of a market in the stock and a corresponding artificial depression in value of Company stock.

INTELLECTUAL PROPERTY

The Company has copyrighted its software executable code. However, to protect the remainder of its intellectual property, the Company currently relies primarily on trade secret law and the Company's perpetual innovation of its products. The nature of the Company's product line is such that the products are susceptible to reverse engineering by competitors. The Company has applied for a patent to protect some of the technology underlying its planned interactive Web service; however, there can be no assurance that such patent will be granted, and if it should be granted, that it will be sufficient to be effective against competitors. In addition, there can be no assurance that a third party has not filed or will not file applications for patents or obtain additional proprietary rights that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products. In the event the Company found it necessary to acquire a license to a product from a third party, there can be no assurance that such license would be available, or if available, that it would be available on terms acceptable to the Company, or that the Company could successfully redesign its products to avoid infringement of the third party's patent.

FOREIGN CURRENCY FLUCTUATIONS

As the Company's R&D operations move overseas and its foreign revenues increase, the Company becomes more vulnerable to exchange rate fluctuations. The Company may in the future hedge against this risk.

SUPPLY OF PUBLIC STOCK

Currently only 1,000,000 shares are available for trading in the public market under SEC rules. Eleven and one-half months after the closing date of the ARCA acquisition, an additional 450,000 shares become available and twelve months after such closing date, another 13,500,000 shares become available for trading. The large availability of shares for trading could affect the market adversely and drive the market price down.

SUBORDINATION

The Company's common stock is subordinate to its 1,850,000 shares of outstanding Series A Preferred Stock. In addition, the Company's common stock will be subordinate to any future preferred stock that the Company creates and issues. No vote of the Company's common shareholders is required to issue preferred stock.

MANUFACTURING

The Company's custom ASIC HotChip is sole sourced. The Company attempts to reduce the adverse impact a problem with the supplier could cause by maintaining a safety stock; however, there can be no assurance that the Company would be able to replace the supplier before its safety stock ran out.

GENERAL

The Company's business is subject to general economic conditions, interest rate changes and uninsurable risks.

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

(a) (2) The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-QSB:

3.01 Registrant's Articles of Incorporation as amended to date are hereby incorporated by reference from Exhibit O to Exhibit 10.19 to Registrant's Current Report on Form 8-K, dated June 4, 1999, and filed June 10, 1999.

3.02 Registrant's bylaws, as amended to date are hereby incorporated by reference from Registrant's Current Report on Form 8-K, dated June 4, 1999, and filed June 10, 1999.

4.0    Exhibit 3.01 above is hereby incorporated by reference.


27.00  Financial Data Schedule

(b)    Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter covered by this report.


                                  SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AGATE TECHNOLOGIES, INC.


Date:    February 11, 2000                /s/ Francis CS Khoo
                                          -----------------------------
                                          By: Francis CS Khoo
                                              Chairman of the Board and CEO

Exhibit 1:  Earnings Per Share Schedule


                           AGATE TECHNOLOGIES, INC.

EARNINGS PER SHARE SCHEDULE - Three months ended December 31, 1999

Calculation of Net Income

Net Income (Loss)                                          $  (355,716)


Weighted Average Shares Outstanding                         12,932,004
                                                          ------------
Net Income (Loss) Per Share                                $     (0.03)
                                                          ============

Calculation of Weighted Average Number of Shares

   Date               Activity      Shares           Revised         Days        Total     Ratio      Weighted
                                                                  Outstanding     Days                 Average
                                                                                                      Number of
                                                                                                      Shares O/S
   10/1/99 Balance b/f            12,932,004       12,932,004          184         184    184/184     12,932,004
                                  ==========       ==========         ====                            ==========
   12/31/99 Balance c/f           12,932,004       12,932,004          184                            12,932,004
                                  ==========       ==========         ====                            ==========

Exhibit 1:  Earnings Per Share Schedule

                           AGATE TECHNOLOGIES, INC.

                        EARNINGS PER SHARE SCHEDULE   -
                                  Nine months
                            ended December 31, 1999

Calculation of Net Income

Net Income (Loss)                                              $(1,349,746)

Weighted Average Shares Outstanding                             12,170,945
                                                               -----------
Net Income (Loss) Per Share                                    $     (0.11)
                                                               ===========


Calculation of Weighted Average Number of Shares

   Date           Activity     Shares             Revised           Days         Total     Ratio       Weighted
                                                                 Outstanding     Days                  Average
                                                                                                       Number of
                                                                                                       Shares O/S
   3/31/99 Balance b/f         7,050,000           10,575,000        88           275      88/275      3,384,000

   6/28/99 Issued                321,336              482,004
                             -----------          -----------
                               7,371,336           11,057,004         1           275       1/275         40,207


   6/29/99 ARCA transacntion   3,685,668
                             ===========
                              11,057,004

   6/29/99 ARCA                1,500,000            1,500,000
                             -----------          -----------
                              12,557,004           12,557,004

   6/29/99 Issued                375,000              375,000
                             -----------          -----------
   6/30/99                    12,932,004           12,932,004         2          275        2/275         94,051
                                                               ========                              ===========
   3/31/99 Balance c/f                                               91          275                   3,518,258
                                                               ========                              ===========
   7/1/99 Balance b/f         12,932,004           12,932,004       184          275      184/275      8,652,686
                             ===========          ===========  ========                              ===========
   12/31/99 Balance c/f       12,932,004           12,932,004       184          275                   8,652,656
                             ===========          ===========  ========                              ===========
                              12,932,004           12,932,004       275          275                  12,170,945
                             ===========          ===========  ========                              ===========