Form 10KSB
period 2000-03-31
AGATE TECHNOLOGIES INC DE
filed 2000-07-14
CIK 1006762

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                 March 31, 2000
                             Commission File Number
                                   333-5278-NY

                            Agate Technologies, Inc.
                 (Name of small business issuer in its charter)

         Delaware                                              94-3334052
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)



         519 Montague Expressway                                  95035
         Milpitas, California                                   (Zip Code)
(Address of Principal Executive offices)


Issuer's telephone number: (408) 956-7950
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: None


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for the most recent fiscal year. $1,400,153.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 2, 2000 was $5,541,914 . The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 12,942,508 shares of common stock $.0001 par value outstanding as of June 2, 2000.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes__; No  X

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         The Company is a holding company and through its subsidiaries is engaged in:

         (i) design and development of software solutions, associated hardware, and services enabling cross PC platform connectivity, making it easier for data and device sharing and reducing computer downtime;

         (ii) marketing and distribution of such software solutions, hardware, and services and those of third parties, and;

         (iii) development of an Internet Web service featuring a transportable personalized Web portal.

         The Company became publicly traded by combining with a publicly traded corporation as follows. On June 29 1999, all former shareholders of Agate Technologies Inc., a California corporation ("Agate-California"), were issued shares in ARCA corporation, a New Jersey corporation ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share is convertible into 1.5 ARCA common shares. As a result of this transaction, shareholders of Agate California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. Accordingly, the transaction between ARCA and Agate-California is considered to be an acquisition of ARCA by Agate-California.

         On June 30, 1999, ARCA was merged into its other wholly owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware"), in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that is identical in rights, preferences, privileges and restrictions, to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware in exchange for each ARCA share.

         The Company's principle offices are located at 519 Montague Expressway, Milpitas, California 95035. Its telephone number is (408) 956 7950; its fax number is (408) 956-7955 and its e-mail address is CORP@AGATETECH.COM.

BUSINESS OVERVIEW

         The Company was formed in January 1996, initially focusing on developing "plug and play" software for PCs designed to eliminate the need to restart and reconfigure the system whenever a peripheral device is added or changed. Hot swap or hot insertion techniques allow applications to be instantaneously upgraded or expanded without affecting the rest of the system. Implemented properly, the software creates more flexibility, reducing downtime or simplifying system repair. The Company successfully developed its Tioman(TM) softwARe, the industry's first IDE hot swap software, which was licensed to notebook manufacturers eventually creating a standard for notebook plug and play software. Tioman led to the development of a generic retail notebook software called, ProSwap(TM), offering similar plug and play features across a broad platform of notebook PCs. This achievement was significant because it enables increased user productivity, better utilization of expensive storage devices and became a core architecture for the development of other software applications. To date, the Company's Tioman and ProSwap software have been incorporated into over 1,000,000 notebook computers through OEM licensing agreements with notebook manufacturers such as Hewlett Packard, Acer, IBM (Acer) NEC, Siemens and Trigem, as well as direct Web and retail sales. In June, 1999, the Company filed a continuation to its November, 1996, US patent application covering certain aspects of its ProSwap technology (and specifically as it applies to IDE devices).

         Thereafter, the Company developed the Hot Data Shuttle (TM) (HDS), a device bay which incorporates the Company's ProSwap software into a 5.25" generic PC device bay using a proprietary designed printed circuit board (PCB) and a programmable ASIC chip. The Company also developed a 3.5" form factor device bay for 2.5" HDD called the Hot Data Xchange(TM) (HDX or HDXchange). Hot Data Shuttle and Hot Data Xchange enable plug and plAy functionality on IDE mass storage devices such as hard disk drives, zip drives and other storage media making devices readily interchangeable across various PC makes, models and platforms. The proprietary ASIC chip, that is the basis of the HDS and HDX together with Tioman has broad applicability across PC platforms.

         The Company then introduced the Personal Data Carrier (TM) (PDC) in conjunction with the HDXchange, a smaller form factor generic device bay that makes the contents of a 2.5-inch hard drive available to both notebook and desktop. The PDC allows one to carry up to 15 gigabytes or more of data in one's shirt pocket making it easier to transport and access or store away in a safe. The HDXchange's plug and play capability provided the connectivity to the desktop making the PDC portable and ideal for sharing data or device. Access to the data is now made immediately available via a standard PCMCIA while connectivity to the desktop is made possible by simply plugging the Personal Data Carrier into the Xchange bay of a PC.

         In late 1999, the Company completed the development of its HotShadow
(TM) software application that enables one's alternate or secondary storage device to mirror or "shadow" the contents of one's primary storage devices on a selective or ongoing basis much more rapidly than through a regular backup. HotShadow has the ability to replicate the computer's hard disk drive in quick time utilizing the Company's core software technology integrated with an instant recovery capability. The HotShadow software led to the introduction of the Disaster Recovery System (TM) (DRS), a user friendly backup software known for its unique recovery solution. DRS is a combination of the Hot Shadow software, ProSwap software, and the Hot Data Shuttle. DRS allows a user to recover almost instantly from a hard disk crash by causing one's secondary storage device that can "take over" in real time. The DRS can be configured to meet various user needs.

DISTRIBUTION AND MANUFACTURING

         The Company incorporated a new subsidiary, ei Corporation in 1999 to market and distribute its bundled products and solutions through selective distribution, retail, and direct selling efforts to VARs and system integrators. ei Corporation complements its sales efforts through a network of sales representatives covering the markets of US, Canada and Latin America. ei Corporation has since introduced its products through select national, regional distributors and retailers like Fry's, MidWest Micro, D&H Distribution and MicroCenter In the future, ei Corporation expects to expand its direct sales through the Web and in line with this strategy, it will focus on building Web partnership affiliations , improving its ecommerce site and extending its product range to include Internet related storage and communication products.

         The Company's early revenue model was based entirely on OEM sales from software licensing and Hot-chip integration. In 1999, it implemented its plan to market its bundled products and solutions through selected distribution channels and direct marketing to VARs and system integrators. This strategy, will, however need substantial marketing funds to create name brand awareness . In this regard, the Company is intending to seek to raise additional financing to promote its products.

         All of the Company's hardware components are outsourced and manufactured in cooperation with ODMs in Asia who are also allowed to resell the products to their own customers. The Company uses its own proprietary PCB design, ASIC chip and software.

CURRENT PRODUCTS SUMMARY

         All of Agate's products are designed to be "DataReady(TM)". Thus , they take advantage of the plug and play capability to provide the following characteristics:

          o User friendly plug and play - this allows ready install/removal of any storage device without requiring system shutdown or additional knowledge of the system operation.

          o Transportability - inherently mobile, immutable and easily migratable defacto standard medium.

          o Security - enhanced through readily available auxiliary storage devices and data redundancy.

         Agate's products available today as described above are:

          o Tioman - a customized "hot swap" software licensed to OEMs for the notebook platforms

          o ProSwap - a generic swap software for both desktop and laptops . Agate has extended the plug and play, transportable and security features and benefits typically enjoyed with the floppy diskette down to the storage device layer.

          o Hot Data Shuttle - a bundled solution built on top of the ProSwap hot swap engine allowing hot access to any 3.5 inch media device such as zip drives, super disk, and hard drives, readily interchangeable across personal computers without any need to power down. It supports Windows 95,98, and NT and Linux.

          o Hot Data Exchange -a bundled solution built on top of the ProSwap hot swap engine allowing hot access to any 2.5 inch hard drive readily interchangeable across personal computers without any need to power down. It supports Windows 95,98, and NT and Linux.

          o Hot Chip - Hot Chip is a proprietary chip which is based on the Company's based on the Company's , intelliswap(TM) architecture , enables automatic user friendly applications for accessing data immediately after a device is entered into the desktop computer. This chip is not limited to devices but can be extended to any level of physical interface within the ATAPI/IDE architecture. This flexibility opens OEM design windows to incorporate hot access to docking stations and other features/functions that may be desirable in the future.

          o Hot Shadow - a software solution designed to be used directly with the ProSwap software engine allowing 2nd hard drive mirroring and full /incremental back-up.

          o Disaster Recovery System for Desktop and Notebook - a product which enables seamless system level back up and instant recovery functionality in a one step process. The key feature is the ability to trigger a storage device that takes over in real time within seconds.

FUTURE PRODUCTS AND SERVICES

         The Company's current focus is to extend its Windows plug and play functionality and features to the Linux platform. Other products and solutions will then be developed on the Linux platform focussing on low-cost, ease of use, and cross PC platform data availability. The Company intends to target PC integrators and VAR business partners who market and distribute Linux products and services. The development of products and services on the Linux platform represents the Company's initiative towards the Internet and related software solutions. The introduction and expansion of the Linux platform is therefore an important development for the Company.

         Web2Drive ("W2D")is a new Internet development with the objective of creating a personal web access for everyone. The objective of the W2D portal is to enable users to have web data anywhere in the world (i) anytime you want it
(ii) as fast as you want it and (iii) and as secure as you want it.

         The Company's planned Web2Drive product will employ a mobile web appliance concept integrated with a PDC or any other storage device enabling a speedier and more efficient download of a personalized portal. Integration of this software will enable a user to be mobile and capable of on and off line surfing of the World Wide Web. The Company is devoting a substantial portion of its research and development effort to the completion of this ongoing Internet project.

         The Company believes that the combination of the Personal Data Carrier and the personalized portal, which allows one to carry critical, proprietary or sensitive data on one's person, combined with the ability to access applications and non-critical information via the Internet, will create a compelling universal mobility solution. The Company believes that its technology forms an important component of a future potential computing paradigm based on three components:

          1. Ubiquitous set-top boxes and dumb terminals (at home, at work, in airports, on airplanes, in phone booths);

          2.   Application Service Providers; and

          3.   Personal Data Carriers.

         The Company's future products and services will depend on its ability to raise adequate funding to finance its research and development and marketing and the continued services of key personnel. It is expected that the Company's initiative into Internet web services will require substantial funding for development and marketing. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. The Company intends to hire technical and marketing and development personnel during the next year. Qualified personnel, however, are difficult to recruit and if we fail to attract such personnel, the Company could be adversely affected.

COMPETITION

         The market for the Company's products is highly competitive and characterized by rapid technological change, frequent new product introductions, and evolving industry standards. The Company currently experiences competition from various companies including Phoenix Technologies and Softex in "hot swap" software. In future versions of Windows 2000, Microsoft is targeting some level of "plug and play" technology which may address IDE "hot swap". There are also smaller companies which are providing various IDE hardware and software products.

         Most of the Company's competitors have significantly greater financial, development, marketing and other resources than the Company. As a result, these competitors may be in better position than the Company to quickly respond to technological change and consumer demand. Accordingly, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance

         The Company's future is largely dependent on development of new products including, for example, DRS products, Web service, and LINUX version of its plug and play software. These products and services are in varying stages of development and there can be no assurance that development of these products and services will be successful or timely completed.

PATENTS, PROPRIETARY TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY

         The Company relies primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provision to protect its proprietary technology. For example, the Company distributes its software pursuant to license agreements which impose certain restrictions on licensee's ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has two patent applications pending with the United States Patent and Trademark Office. The first relates to the Company's "hotswap" technology and the second to the Company's Web2Drive Internet portal. There can be no assurance that any patent will ever be issued or that if issued such patent will contain valid claims which are broad enough to prevent competitors from designing around the patent or that if infringed the Company will have the resources to enforce the patent.

         To date, the Company has not been notified that the Company's products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operation results and financial condition.

PRINCIPAL SUPPLIERS

         The Company's custom ASIC HotChip is sole sourced. Any termination or significant disruption in the Company's relationship with this manufacturer or any material adverse change to the financial condition of such manufacturer could prevent the Company from filling customer orders in a timely manner and would have a material adverse effect on the Company's financial position and results of operation. Although management believes that its relationship with this manufacturer is good, there can be no assurance that this relationship will continue or that it will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner. Although the Company attempts to reduce the adverse impact a problem with this supplier could cause by maintaining a safety stock; there can be no assurance that the Company would be able to replace the supplier before its safety stock ran out.

RESEARCH AND DEVELOPMENT SPENDING

         During the two most recent full-year fiscal periods ended March 31, 2000 and December 31 1998, the Company spent $537,722 and $888,885 respectively on research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

EMPLOYEES

         The Company currently has 14 employees, of whom 12 are full time and 2 are part time.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         Because of the nature of the Company's business, it does not believe that the costs and effects of compliance with environmental laws, whether federal, state or local, would be significant or even material.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own any real property. The Company leases approximately 3,820 square feet of office space from a non-affiliate at 519 Montague Expressway , Milpitas, California under a three year office lease which requires an annual lease obligation of $76,500. Management believes that its current leased space is sufficient for its proposed operations for at least the remaining term of the lease.

         The Company does not invest in, nor does the Company intend in the future, to invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings nor is any of its property subject to any such legal proceedings except as follows. The Company's defunct Malaysian subsidiary was sued in 1998 in Industrial Court in Malaysia by its former CEO for reinstatement which, if granted, would most likely result in monetary damages against the subsidiary. As the subsidiary has no assets or funds, this former employee has attempted to add the Company's subsidiary Agate-California to the suit. However, her application was denied, which denial she has appealed to the Malaysian Supreme Court. This former employee is the owner of a corporation which beneficially owns more than five percent (5%) of the Company's outstanding common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2000, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since June 30, 1999, the Company's common stock has been eligible for trading on the OTC Bulletin Board under the symbol "AGTE." No assurance can be given that the present market for the Company's common stock will continue or will be maintained.

         The following table sets forth the range of the high and low sales prices for shares of the Company's common stock during each of the calendar quarters identified below. Based on the limited public float and trading in the Company's common stock, management of the Company believes that such data is anecdotal and may bear no relation to the true value of the Company's common stock or the range of prices which would prevail in a more fluid higher volume market.

         Quarter Ending                      HIGH              LOW

         September 30, 1999                  $2.50            $1.25
         December 31, 1999                   $1.875           $0.812
         March 31, 2000                      $6.00            $0.812

         The last price of the Company's common stock as reported on the OTC Electronic Bulletin Board on June 2, 2000 was $1.74. On such date the Company had 423 holders of record of the Company's common stock .

         The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and

Section 21E of the Securities and Exchange Act of 1934, including statements regarding Agate's expectations, hopes, intentions, beliefs, or strategies regarding the future. Words such as "anticipates", expects", "intends", "plans", "believes", "seeks", "hopes", and "estimates", and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements contained in this Report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations", include the Company's statements regarding planned new Linux and Web 2 Drive products, anticipated product revenue increase and loss reduction, ability to reduce or increase R&D and marketing expenses depending upon the Company's cash resources, and anticipated cash needs, credit line availability and ability to raise financing. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events and trends impacting the Company and are subject to uncertainties and risks that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward looking statements made by or on behalf of the Company: (a) ability to raise financing, (b) demand for Company products, (c) effectiveness of marketing and promotion, and (d) ability to complete development of new products and services. Other risks which could also so affect Company performance and results are discussed in the "Risks and Other Factors Affecting Future Performance" section below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

GENERAL

         The Company is a holding company and through its subsidiaries is engaged in: (i) design and development of software solutions, associated hardware, and services enabling cross PC platform connectivity, making it easier for data and device sharing and reducing computer downtime, (ii) marketing and distribution of such software solutions, hardware, and services, and those of third parties, and (iii) development of an Internet Web service featuring a transportable personalized Web portal. The Company is currently seeking to expand its customer base and raise additional working capital in order to continue its research and development activity, broaden its marketing capability and fund other operating expenses.

         The Company has changed its fiscal year end from December 31 to March 31.The following discussion compares the operating results, liquidity and capital resources for the fiscal year ended March 31, 2000 with the prior fiscal year ended December 31,1998. As such, a discussion of the two fiscal years is not directly comparable. However, management believes that a discussion of the two fiscal years is informative and suggestive of trends in revenues, expenses and the overall financial results of the Company. The Company has also included a discussion of the three-month period ended March 31, 1999.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2000 AND DECEMBER 31, 1998.

         Net sales for the year ended March 31, 2000 rose to $1,400,153 compared with net sales of $947,543 for the year ended December 31, 1998, an increase of 47%. Net sales for both fiscal years were derived from three basic groups of products: bundled products and software-distribution and retail; Hotchip-OEM; and Licensing OEM. For the year ended March 31, 2000, these groups of products accounted for 49%, 10% and 41% respectively of all net sales. This compares to 35%, 21% and 44% respectively for the year ended December 31, 1998. Gross profit rose to $877,605 for the year ended March 31, 2000 compared to $642,694 for the year ended December 31, 1998, an increase of 36%.

         Operating expenses decreased slightly in the year ended March 31, 2000 to $2,765,426 from $2,851,351 for the year ended December 31, 1998, a decrease of 3%. The decrease in operating expenses can be attributed primarily to a decline in research and development expenses which offset an increase in sales and marketing and general and administrative expenses.

         Research and development expenses decreased to $537,722 for the year ended March 31, 2000 from $888,885 in the year ended December 31, 1998, a decrease of 40%. This decrease reflects a reduction in cash resources necessary to maintain research and development at the prior year's level and a decreased R&D headcount in California as the Company moved the bulk of its R&D and support activities to Singapore where salaries were lower.

         Sales and marketing expenses increased to $1,177,883 for the year ended March 31, 2000 compared to $1,009,318 for the year ended December 31, 1998, an increase of 16%. This increase was mainly due to promotions and marketing expense due to the launch of products into distribution and the addition of sales representatives in Latin America and Europe. The Company anticipates that it will increase its sales and marketing efforts in the ensuing year and will incur additional expenses in support of such efforts if it is successful in obtaining additional debt or equity financing.

         General and administrative expenses increased to $1,135,900 for the year ended March 31, 2000 from $953,148 for the year ended December 31, 1998, an increase of 17%. The increase in general and administrative expenses was largely due to the merger transaction with ARCA and the higher professional fees (legal, audit, insurance and others) as a result of the Company becoming a fully reporting public company on the OTC-BB. Management ,however, expects general and administrative expenses to stabilize at the current levels for the year ending March 31, 2001 unless significant increases in revenues dictate increased levels of personnel related expenses, including salaries, to support the Company's sales activities.

         Interest income and other income decreased to $87,255 for the year ended March 31, 2000 from $164,285 for the year ended December 31, 1998. This reflects a depletion of the Company's cash and cash equivalent reserves as the Company utilized its cash resources to support its operations.

         The Company narrowed its operating loss to $1,887,821 for the year ended March 31, 2000 from $2,208,657 for the year ended December 31, 1998, a decrease in operating losses of $320,836 or 15%. The Company's net loss also narrowed. For the year ended March 31, 2000 the Company had a net loss of $1,872,328 compared to a net loss of $2,102,491 for the year ended December 31, 1998, a decrease of $230,163 or 11%. Management expects that its operating losses will continue to narrow in the year ending March 31, 2001 if its product lines gain increased market acceptance and resulting sales revenues continue to grow.

THREE MONTHS ENDED MARCH 31, 1999.

         Net sales in the three months ended March 31, 1999 were $405,870 and reflected the increase in net sales that became more evident in the year ended March 31, 2000. Gross profit for the three month period was $242,432. Operating expenses also continued to increase in the three months ended March 31, 1999 over what the Company had experienced in prior quarters. Management believes this was a reflection of increased sales and marketing activity ($299,205) and increased general and administrative expenses ($321,317) necessary to support expanded activity. These respective quarterly levels of expenditures continued to increase as was evident from the total operating expenses incurred in the year ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the year ended March 31, 2000 was $1,889,526. This compares to net cash used in operating activities of $2,101,109 for the year ended December 31, 1998. Net cash provided by investing activities was $15,439 for the year ended March 31, 2000. This compares to net cash provided by investing activities of $100,416 for the year ended December 31, 1998. Working capital (current assets minus current liabilities) was $349,124 at March 31, 2000 compared to working capital of $1,906,820 at December 31, 1998. The reduction in working capital of $1,557,696 or 82% reflects the Company's utilization of its working capital to fund its continuing losses from operations. At March 31, 2000, the Company had cash and cash equivalents on hand of $309,894 and other current assets of $650,561. Current liabilities at March 31, 2000 were $611,331.

         The Company's cash on hand as of March 31, 2000, would not be adequate to fund the Company's operations for one quarter if the Company continued to use cash in operating activities at the same rate as in fiscal 2000. The Company has, however, reduced its cash used in operations through a variety of cost-cutting measures. In addition, the Company hopes to have increased revenues. In order to fund its operations, the Company has also extended its $800,000 working capital credit line through April 1, 2001, which is expected to provide additional borrowing capacity assuming the Company is able to fulfil the loan covenants. The Company is in the process of seeking additional equity or debt financing to increase its working capital and fund anticipated operations. There can be no assurance that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all. If it is unable to raise additional financing, the Company may be required to reduce its operating losses by cutting costs further through layoffs or to raise money by other means such as technology licenses or consulting or else face other severe consequences.

         The Company currently does not have any material commitments for capital expenditures.

YEAR 2000 ISSUES

         The Company did not experience any material disruptions in its operations or activities as a result of the so-called "Y2K Problem". Nor did the Company incur material expenses in correcting perceived or suspected Y2K problems. In addition, the Company is not aware that any of its suppliers, customers or on-line partners has experienced any material disruptions in their operations or activities. The Company does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such a problem.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

         The Company's consolidated financial statements (including the notes thereto and the independent auditors' reports thereon) can be found on pages F-1 through F-21 immediately following the signature pages to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Upon the recommendation of its board of directors, on April 5, 2000, Registrant appointed Grant Thornton LLP as Registrant's independent accountants to replace Ernst & Young, LLP who was dismissed. Ernst & Young LLP's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During Registrant's two most recent fiscal years, and any subsequent interim period preceding such dismissal, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The executive officers and directors of the Company and their ages are as follows:

     Name             Age                         Position
-----------------    -----     -------------------------------------------------
Mr. Francis Khoo      59       Chairman of the Board and Chief Executive Officer
Ms. Shirley Ooi       49       Chief Financial Officer and Director
Mr. Vincent Ooi       33       President and Chief Technology Officer

         MR. FRANCIS KHOO, CO-FOUNDER, has served as Chairman, Chief Executive Officer since the Company started in January 1996. Beginning in the last quarter of 1995, Mr. Khoo worked with Pacific Rim Trading Co., Ltd. to organize the investment in and formation of the Company. Before that, Mr. Khoo obtained a broad range of experience and knowledge in the investment and financial services industry. He has followed this up by becoming involved with several emerging growth businesses. His career in financial services includes senior assignments at the Bank of America, Dean Reynolds and Shearson Lehman. In 1991, Mr. Khoo became an entrepreneur and was both investor and director of a private US company which ultimately went public.

         MS. SHIRLEY OOI has served as Chief Financial Officer and member of the Board of Directors since she co-founded the Company in January 1996. Ms. Ooi has over 20 years of experience in the investment and financial services industry. Prior to joining the Company, Ms. Ooi worked with Bank Leu (subsidiary of Credit Suisse group) in Hong Kong and subsequently served as Regional Managing Director, Southeast Asia and Asia Representative in Singapore from 1992 through 1995. Prior to this, she had worked as Private Banking Head with Scotiabank in Singapore.

         MR. VINCENT OOI, a co-founder of the Company, has served as President and Chief Technology Officer since March 1996. Prior to joining the Company, Mr. Ooi had worked with JTS, a mass storage technology company for one year as Director of Engineering. Prior to this, Mr. Ooi spent 6 years in Conner Peripherals where he was involved in various key engineering and management positions and helped develop and patent various firmware and software. Mr. Ooi is an Electrical Engineering graduate from the Singapore Polytechnic.

         Ms. Ooi and Mr. Ooi are brother and sister.

         Messrs. Khoo and Ooi, and Ms. Ooi have entered into Confidentiality and Intellectual Property Agreements with the Company assigning ownership of inventions they make to the Company and agreeing to maintain the confidentiality of the Company's confidential information.

         The directors of the Company are elected at the annual meeting of shareholders, serving until the next annual meeting and until his or her successor is duly elected and qualified unless earlier resignation or removal. Executive officers of the Company serve at the pleasure of the Board of Directors until their resignation or removal.

ITEM 10. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

         The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and the highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000.

                                              ANNUAL COMPENSATION
     (A)            (B)             (C)              (D)               (E)                   (G)
NAME AND
PRINCIPAL                                                            OTHER
POSITION            YEAR         SALARY($)         BONUS($)     COMPENSATION($)       OPTIONS GRANTED

Francis Khoo        2000         $129,600              (0)           $22,255            0
Chief               1999         129,600               (0)            20,880            150,000 (1)
Executive           1998         127,095               (0)            15,100            0
Officer

Shirley Ooi         2000         108,000               (0)            19,500            0
Chief               1999         108,000               (0)            19,500            100,000 (1)
Financial           1998         106,663               (0)            19,500            0
Officer

Vincent Ooi         2000         110,000               (0)             6,500
President and       1999         106,668               (0)             6,500
Chief Technical     1998         100,000               (0)             6,500
Officer

Yong Thye Lin       2000         14,625                (0)            24,000            200,000 (2)
CEO,                1999(2)        N/A
ei Corporation      1998(2)        N/A


(1) The options vest at the rate of 2-1/12% per month over four years from their date of grant.

(2) Mr. Lin became a Company officer and employee on January 24, 2000; his per annum salary rate is $78,000. Of the 200,000 incentive stock options granted at the exercise price of $1.75 per share, 100,000 options vest 25% after one year and 2-1/12%over the following three year while the remaining 100,000 options vest in full after seven year subject to earlier vesting in whole or part, in the event the optionee satisfies certain sales performance or other milestones established by the Corporation's CEO who shall also determine if such milestones were satisfied in his sole and absolute discretion.

     OPTION GRANTS TABLE

         The following table sets forth information with respect to the named executives, concerning the grants of options during the fiscal year ended March 31, 2000.

                                  OPTION GRANTS IN LAST FISCAL YEAR
                                         (INDIVIDUAL GRANTS)

Name              Number of Shares          Percent of Total           Exercise          Expiration
                  Underlying Options       Options Granted to            Price               Date
                        Granted              to Employees in
                                               Fiscal Year

Francis Khoo             0                         0                     N/A                 N/A
Shirley Ooi              0                         0                     N/A                 N/A
Vincent Ooi              0                         0                     N/A                 N/A
Yong Thye Lin            200,000                   85                    $1.75               3/15/10


     OPTION EXERCISES AND FY END OPTION VALUES

         The following table sets forth information with respect to the named executives, concerning the exercise of options during the last fiscal year and unexercised options and held as of the end of the fiscal year March 31, 2000. The Company has never granted any stock appreciation rights

                  AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS VALUES:

                      Number of         Value
                   Shares Acquired    Realized                                      Value of Unexercised
                    Upon Exercise       Upon         Number of Unexercised          In-the-Money Options
      Name            of Option       Exercise          Options 03/31/00                03/31/00(1)
                                                  Exercisable   Unexercisable    Exercisable    Unexercisable
Francis Khoo              0               0          534,375        140,625      $2,282,313       $492,188
Shirley Ooi               0               0          356,250         93,750       1,521,542        328,125
Yong Thye Lin             0               0                0        200,000               0        550,000


(1) In accordance with SEC rules, values are calculated by subtracting the exercised price from the fair market value of the underlying common stock .For purposes of this table, fair market value is deemed to be closing bid price of the common stock on 3/31/00, which was $4.50 per share.

         Messrs. Khoo and Ooi and Ms. Ooi are parties to employment agreements with the Company. These agreements provide for a base salary (currently $129,600 for Mr. Khoo, $110,000 for Mr. Ooi, and $108,000 for Ms. Ooi), to be increased each April for cost of living. In addition, Messrs. Khoo and Ooi each receive an automobile allowance. Messrs. Khoo and Ooi and Ms Ooi are to receive a bonus equal to 2% of the Company's net profits capped at $500,000. To date, no bonuses have been paid as the Company has not been profitable.

         The Employment Agreements for Mr. Khoo and Ms. Ooi provide that termination without cause results in six months severance pay, termination with cause results in three months severance pay, and termination for malfeasance results in no severance pay. Messrs. Khoo and Ms. Ooi also receive a housing allowance of up to $2,600 per month, airfare twice per year for home leave to Singapore, and cost of storing belongings in Singapore and relocating to Singapore when Company employment terminates. In addition, there are provisions for tax equalization and payment for tax preparation services by personal accountants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Company's common stock as of June 2, 2000 for (a) each person known to the Company to be a five percent beneficial owner of the common stock;
(b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                                    Amount and Nature        Percent
                                                                           of                   of
Name and Address                           Title                   Beneficial Ownership      Class (1)
----------------                           -----                   --------------------      ---------

Francis Khoo                          Chief Executive                  1,078,125(2),(6)         7.9%
519 Montague Expressway               Officer, Chairman
Milpitas, CA 95035                    of the Board

Shirley Ooi                           Chief Financial                    781,250(3),(6)         5.8%
519 Montague Expressway               Officer, Director
Milpitas, CA 95035

Vincent Ooi                           President, Chief                   637,500(6)             4.9%
519 Montague Expressway               Technical Officer
Milpitas, CA 95035

Pacific Rim Trading Ltd.(4)                                            6,750,000               52.2%
C/O Acceptor Corporation Ltd.
12th Floor, Ruttonjee House
11 Duddell Street
Hong Kong

Just Gems, Inc.                                                        1,125,000(6)             8.7%
No. 36, Jalan Terasek Lapan
Bangsar Baru
59100 Kuala Lumpur
Malaysia

Gordon Pan                                                               862,500                6.7%
2nd Floor, Wisma Takada
Jalan Gaya, Tanjong Lipat
88000 Kota Kinabalu
Sabah, Malaysia

Pitisan Sdn Berhad                                                     2,737,500(5)            18.5%
31, Jalan Riong
59100 Kuala Lumpur
Malaysia




All officers and directors as a group
(includes holdings under Pacific Rim
Trading Ltd-see note 4 below)                                          9,223,438               65.6%


(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 553,125 shares issuable upon exercise of options held by Mr. Khoo which are exercisable within 60 days of June 20, 2000. Does not include 121,875 shares subject to options which are not then exercisable.

(3) Includes 368,750 shares issuable upon exercise of options held by Ms. Ooi which are exercisable within 60 days of June 20, 2000. Does not include 81,250 shares subject to options which are not then exercisable.

(4) Pacific Rim Trading Co., Ltd., a BVI corporation, is a single asset holding company that owns 6,750,000 shares of common stock of the Company. Mr. Francis Khoo and Ms. Shirley Ooi are the sole directors of Pacific Rim Trading Co., Ltd. See note (6) below for certain information on stock ownership of Pacific Rim Trading Co, Ltd. by Company affiliates.

(5) Consists of shares issuable upon conversion of 1,825,000 shares of the Company's Series A Preferred Stock.

(6) Excludes any attribution of Company shares due to ownership of Pacific Rim Trading Co., Ltd. Shareholders of Pacific Rim Trading Co., Ltd. include Francis Khoo (21.6%), Shirley Ooi (21.6%), Vincent Ooi (7.3%), and Just Gems, Inc. and/or its shareholder (20%).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The promoters of the Company were Pacific Rim Trading Co., Ltd., Francis Khoo, Shirley Ooi, and Vincent Ooi. Pacific Rim Trading Co., Ltd. purchased 6,750,000 Company shares in exchange for $570,000 cash in the first half of 1996. Vincent Ooi purchased 637,500 Company shares in exchange for certain intellectual property relating to removable hard drives during the first half of 1996.

ITEM 13. RISKS AND OTHER FACTORS AFFECTING FUTURE RESULTS

NEED FOR ADDITIONAL CAPITAL

         The Company anticipates that its current cash balance will not be sufficient to meet the Company's capital requirements through March of 2001. If the Company were to use cash in operations during fiscal 2001 at the same rate as in fiscal 2000, which it does not expect to do, the Company would run out of cash prior to September 30, 2000. The Company is currently attempting to raise debt or equity financing. There can be no assurance that the Company will be able to raise any financing, much less adequate financing to fund its ongoing operations, on terms that are acceptable to the Company. The Company's operations would be severely constrained if it is unable to raise financing during the calendar year 2000. If the Company is unable to raise financing during 2000 or to reduce its cash requirements through cuts in expenses and/or increases in revenues, then the Company could face other severe consequences.

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

MARKET ACCEPTANCE OF BUNDLED PRODUCTS

         During the current quarter, ei Corporation increased its distribution channels for bundled products. The Company's bundled products are relatively new and unproven and need substantial marketing funds to create name brand awareness. There can be no assurance that there is a viable market for these products. The Company's marketing arm, ei Corporation, is also new. Even if there is a viable market for the Company's bundled products, there can be no assurance that ei Corporation can successfully penetrate such market. In this regard, unless the Company raises additional financing as described above, efforts of ei Corporation will be constrained by a lack of resources to adequately promote the bundled products.

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

PERSONNEL RECRUITMENT

         The Company recognizes the difficulty in recruiting and retaining talent but intends to recruit a chief operating officer who will be critical to the success of the Company. There can be no assurance that such person will be located. Also, the Company needs to retain current and recruit additional engineering talent which is difficult in the intensely competitive job market of Silicon Valley. This is one reason the Company has relocated a large portion of its engineering operations to Singapore. If the Company is unable to obtain and retain highly skilled individuals to fulfill technical and managerial functions, the Company's business and financial condition may be materially affected.

SUPPLY RELATIONSHIPS WITH THIRD PARTIES

         The Company will be dependent upon the hardware products of third parties for its products that are "bundled" with other products for sale or that are resold by ei Corporation. There is no assurance that the relationship between the Company and the third parties will continue to be beneficial to the Company. There can be no assurance that the third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, or that the third party products will not contain defects or errors. The Company may experience lost revenues due to the third party's delay in correcting defects in their products, delay in getting an adequate supply of their products to the Company, or from any resulting loss of market share.

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

DEPENDENCE ON NEW PRODUCTS UNDER DEVELOPMENT

         The Company's future is largely dependent on development of new products including, for example, Web service and Web2D, and LINUX version of its plug and play software. These products and services are in varying stages of development and there can be no assurance that development of these products and services will be successfully or timely completed.

MINIMAL MARKET IN AGATE STOCK

         Prior to its take-over by Agate-California shareholders on June 29, 1999, ARCA stock was very thinly traded. The three market makers sold less than 10,000 shares during the first five months of 1999. During the quarter ended September 30, 1999, the market remained thin as only 17,650 Company shares were traded while during the quarter ended December 31, 1999, 115,200 shares traded, and during the quarter ended March 31, 2000, 1,041,600 shares traded, with 526,500 shares trading during the one-week period ending March 24, 2000. There can be no assurance that any material trading market will develop for the Company's stock. Such lack of active trading may cause a hesitance to purchase Company shares on the part of potential shareholders due to the perceived illiquidity of the shares, thereby perpetuating the lack of a market in the stock and a corresponding artificial depression in value of Company stock.

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

SUPPLY OF PUBLIC STOCK

         Currently only 1,000,000 shares are available for trading in the public market under SEC rules. As of mid-June 2000, an additional 450,000 shares become available and on June 28, 2000, twelve months after the closing date of the Company's transaction with ARCA Corp., another 13,500,000 shares become available for trading, all subject to Rule 144, including in the instance of shares held by affiliates, its volume limitations. The large availability of shares for public trading could affect the market adversely and drive the market price down.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.01 Articles of Incorporation: Exhibit O to Exhibit 10.19 to Registrant's (then ARCA Corp.) Current Report on Form 8-K filed on June 10, 1999, is hereby incorporated by reference.
         3.02 Bylaws: Exhibit O to Exhibit 10.19 to Registrant's (then ARCA Corp.) Current Report on Form 8-K filed on June 10, 1999, is hereby incorporated by reference.
         10.20 Material Contracts: Employment Agreement with Yong Thye Lin follows page F-21 after the signature page to this Report.
         16.1 Letter on change in certifying accountant: Exhibit 16 to Registrant's Current Report on Form 8-K/A filed on May 2, 2000, is hereby incorporated by reference.
         21.1     Subsidiaries of the Registrants:  Follows Exhibit 10.20.
         23.1     Consent of independent accountant:  Follows Exhibit 21.1.
         23.2     Consent of independent accountant:  Follows Exhibit 23.1.
         27.1     Financial Data Schedule:  Follows Exhibit 23.2.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AGATE TECHNOLOGIES, INC.



                                             By:      /S/ FRANCIS KHOO
                                                --------------------------------
                                                          Francis Khoo
                                                     Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURES                         TITLE                     DATE



     /S/ FRANCIS KHOO          Chief Executive Officer, Director   July 13, 2000
---------------------------
          Francis Khoo



      /S/ SHIRLEY OOI          Chief Financial Officer, Director   July 13, 2000
---------------------------
          Shirley Ooi

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            AGATE TECHNOLOGIES, INC.

                           Year ended March 31, 2000,
                        three months ended March 31, 1999
                        and year ended December 31, 1998

                                     CONTENT


                                                                         PAGE
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................F - 3-4

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS....................................F - 5

         CONSOLIDATED STATEMENTS OF OPERATIONS..........................F - 6

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY................F - 7

         CONSOLIDATED STATEMENTS OF CASH FLOWS..........................F - 8

         NOTES TO THE FINANCIAL STATEMENTS..............................F - 9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Agate Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Agate Technologies, Inc. as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agate Technologies, Inc. as of March 31, 2000, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note B to the financial statements, the Company has sustained recurring losses and has used cash in operating activities, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

San Francisco, California
June 2, 2000 (except for Note E,
as to which the date is June 28, 2000)

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Agate Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Agate Technologies, Inc. of which 64% of the voting stock is owned by Pacific Rim Trading Limited, as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three months ended March 31, 1999 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agate Technologies, Inc. at March 31, 1999 and December 31, 1998, and the consolidated results of their operations and their cash flows for the three months ended March 31, 1999 and for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

July 21, 1999

                                                AGATE TECHNOLOGIES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                      March 31,

                                                                              2000                     1999
                                                                       ------------------       -------------------
                                                       ASSETS
Current assets
   Cash and cash equivalents..................................         $          309,894       $         2,012,603
   Accounts receivable, net of allowance for doubtful accounts of                 224,578                   194,533
     $19,457 and $27,999, respectively........................
   Inventories................................................                    360,606                   395,279
   Prepaid expenses and other current assets..................                     65,377                    50,046
                                                                       ------------------       -------------------

      Total current assets....................................                    960,455                 2,652,461

   Restricted cash............................................                     98,719                   149,897
   Property and equipment, net................................                     77,348                   120,412
   Other assets...............................................                      7,000                    27,926
                                                                       ------------------       -------------------

      Total assets............................................         $        1,143,522       $         2,950,696
                                                                       ==================       ===================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Line of credit.............................................         $          155,000       $           160,158
   Accounts payable...........................................                    121,388                   131,867
   Accrued liabilities........................................                    333,618                   429,314
   Long-term debt, current portion............................                      1,325                    17,975
   Obligation under capital lease, current portion............                         --                     6,327
                                                                       ------------------       -------------------

      Total current liabilities...............................                    611,331                   745,641

Long-term debt, net of current portion........................                     13,734                     4,798

Commitments and contingencies

Shareholders' equity
   Convertible preferred stock, 0.0001 par value:  10,000,000 shares authorized, 1,825,000 and 2,075,000 shares issued and
      outstanding, liquidation preference of $6,387,500.......                                            7,256,589
                                                                                      183
   Common stock, 0.0001 par value: 20,000,000 shares authorized,
      12,932,004 and 10,575,000 shares issued and outstanding.
                                                                                    1,293                 1,188,068

   Additional paid-in capital.................................                  8,918,846                   234,663
   Accumulated other comprehensive (loss).....................                    (80,932)                  (30,458)
   Accumulated deficit........................................                 (8,320,933)               (6,448,605)
                                                                       ------------------       -------------------

      Total shareholders' equity..............................                    518,457                 2,200,257
                                                                       ------------------       -------------------

      Total liabilities and shareholders' equity..............         $        1,143,522         $       2,950,696
                                                                       ==================       ===================


                                              AGATE TECHNOLOGIES, INC.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended            Three months          Year ended
                                                          March 31,          ended March 31,        December 31,
                                                            2000                   1999                 1998
                                                       --------------        --------------        -------------

Net sales........................................      $    1,400,153        $      405,870        $     947,543
Cost of sales....................................             522,548               163,438              304,849
                                                       --------------        --------------        -------------

   Gross profit..................................             877,605               242,432              642,694

Operating expenses
   Research and development......................             537,722               190,783              888,885
   Sales and marketing...........................           1,177,883               299,205            1,009,318
   General and administrative....................           1,049,821               321,317              953,148
                                                       --------------        --------------        -------------

     Total operating expenses....................           2,765,426               811,305            2,851,351
                                                       --------------        --------------        -------------

Operating loss...................................          (1,887,821)             (568,873)          (2,208,657)

Interest and other income........................              87,255                30,520              164,285
Interest expense.................................             (10,955)               (2,919)             (46,216)
                                                       --------------        --------------        -------------

   Loss before income taxes......................          (1,811,521)             (541,272)          (2,090,588)

Income taxes.....................................             (60,807)               (5,839)             (11,903)
                                                       --------------        --------------        -------------

   Net loss......................................      $   (1,872,328)       $     (547,111)       $  (2,102,491)
                                                       ==============        ==============        =============

   Net loss per share--basic and diluted.........      $        (0.15)       $        (0.05)       $       (0.20)
                                                       ==============        ==============        =============

   Shares used to compute net loss per share--basic
     and diluted.................................          12,360,170            10,575,000           10,575,000
                                                       ==============        ==============        =============


                            AGATE TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Convertible
                                           Preferred Stock                  Common Stock             Additional
                                       ------------------------      --------------------------        Paid-In
                                        Shares         Amount          Shares          Amount          Capital
                                       ---------     ----------      ----------     -----------      ----------
Balance at January 1, 1998..........   2,075,000     $7,256,589      10,575,000     $ 1,188,068      $  234,663
   Net loss.........................          --             --              --              --              --
   Cumulative translation adjustment          --             --              --              --              --

     Total comprehensive loss.......          --             --              --              --              --
                                       ---------      ---------      ----------     -----------      ----------
Balance at December 31, 1998........   2,075,000      7,256,589      10,575,000       1,188,068         234,663
   Net loss.........................          --             --              --              --              --
   Cumulative translation adjustment

     Total comprehensive loss.......          --             --              --              --              --
                                       ---------     ---------      ----------      -----------      ----------
Balance at March 31, 1999...........   2,075,000      7,256,589      10,575,000       1,188,068         234,663

   Issuance of common stock for cash          --            --         482,004          241,002              --
   Conversion of preferred stock into
     common stock...................    (250,000)      (875,000)        375,000         875,000              --
   Change in par value in connection
     with exchange of Agate-California
     stock for Agate-Delaware
     (formerly ARCA)
       Common stock.................          --             --              --      (2,302,927)      2,302,927
       Preferred Stock..............          --     (6,381,406)             --              --       6,381,406
   Issuance of Agate-Delaware common
     stock in exchange for common
     stock of ARCA upon merger with
     Agate-Delaware.................          --             --       1,500,000             150            (150)

   Net loss.........................          --             --              --              --              --
   Cumulative translation adjustment          --             --              --              --              --

     Total comprehensive loss.......          --             --              --              --              --
                                       ---------      ---------      ----------      ----------      ----------

Balance at March 31, 2000...........   1,825,000      $     183      12,932,004      $    1,293      $8,918,846
                                       =========      =========      ==========      ==========      ==========


                                         Accumulated
                                            Other                                                  Total
                                        Comprehensive       Accumulated      Comprehensive      Shareholders'
                                        Income (Loss)         Deficit        Income (Loss)         Equity
                                        -------------      ------------      -------------      -------------
Balance at January 1, 1998..........    $    (63,177)      $(3,799,003)                         $   4,817,140
   Net loss.........................              --        (2,102,491)      $ (2,102,491)         (2,102,491)
   Cumulative translation adjustment          32,719                --             32,719              32,719
                                                                             -------------
     Total comprehensive loss.......              --                --       $ (2,069,772)                 --
                                        -------------      ------------      =============      -------------
Balance at December 31, 1998........         (30,458)       (5,901,494)                             2,747,368
   Net loss.........................              --          (547,111)      $   (547,111)           (547,111)
   Cumulative translation adjustment                                                   --
                                                                             -------------
     Total comprehensive loss.......              --                --       $   (547,111)                 --
                                        -------------      ------------      =============      -------------
Balance at March 31, 1999...........         (30,458)       (6,448,605)                             2,200,257

   Issuance of common stock for cash              --                --                                241,002
   Conversion of preferred stock into
     common stock...................              --                --                                     --
   Change in par value in connection
     with exchange of Agate-California
     stock for Agate-Delaware
     (formerly ARCA)
       Common stock.................              --                --                                     --
       Preferred Stock..............              --                --                                     --
   Issuance of Agate-Delaware common
     stock in exchange for common
     stock of ARCA upon merger with
     Agate-Delaware.................              --                --                 --                  --

   Net loss.........................              --        (1,872,328)      $ (1,872,328)         (1,872,328)
   Cumulative translation adjustment         (50,474)               --            (50,474)            (50,474)
                                                                             ------------
     Total comprehensive loss.......              --                --       $ (1,922,802)                 --
                                        -------------      ------------      =============      -------------

Balance at March 31, 2000...........      $  (80,932)      $(8,320,933)                         $     518,457
                                        =============      ============                         =============


                                              AGATE TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended        Three months        Year ended
                                                                         March 31,       ended March 31,      December 31,
                                                                           2000               1999              1998
                                                                      --------------     ---------------     -------------
Operating activities
   Net loss...................................................        $   (1,872,328)    $      (547,111)    $  (2,102,491)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Loss on disposal of property, plant, and equipment.....                   (98)                  -             3,742
       Depreciation and amortization..........................                78,851              22,705           102,359
       Changes in assets and liabilities:
         Accounts receivable..................................               (30,045)             36,058          (184,522)
         Inventories..........................................                34,673             (76,000)         (226,504)
         Prepaid expenses and other asserts...................               (15,329)            118,736           (49,520)
         Other assets.........................................                20,925                   -                 -
         Accounts payable and accrued liabilities.............              (106,175)            (32,423)          355,827
                                                                      --------------     ---------------     -------------

           Net cash used in operating activities..............            (1,889,526)           (478,035)       (2,101,109)

Investing activities
   Restricted cash............................................                51,178             (10,943)         (118,954)
   Acquisition of property and equipment......................               (40,917)             (4,502)          (26,633)
   Proceeds from sales of property and equipment..............                 5,228                   -            45,171
                                                                      --------------     ---------------     -------------

           Net cash provided by (used in) investing activities                15,489             (15,445)         (100,416)

Financing activities
   Proceeds from notes payable................................                     -             155,945                 -
   Repayment of notes payable.................................               (12,872)                  -           (33,272)
   Repayment of capitalized leases............................                (6,328)             (2,213)                -
   Proceeds from the issuance of debt.........................                     -                   -            (8,094)
   Proceeds from issuance of common stock.....................               241,002                   -                 -
                                                                      --------------     ---------------     -------------

           Net cash provided by (used in) financing activities               221,802             153,732           (41,366)

   Effect of exchange rate change on cash and cash equivalents               (50,474)                  -                 -
                                                                      --------------     ---------------     -------------

Net decrease in cash and cash equivalents.....................            (1,702,709)           (339,748)       (2,242,891)
Cash and cash equivalents at beginning of period..............             2,012,603           2,352,351         4,595,242
                                                                      --------------     ---------------     -------------

Cash and cash equivalents at end of period....................        $      309,894     $     2,012,603     $   2,352,351
                                                                      ==============     ===============     =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest.................................................        $       10,995     $         2,919     $       4,051
     Income tax...............................................        $       60,807     $         5,839     $      11,903

Supplemental disclosure of non-cash investing and financing activities:
   Acquisition of property and equipment under capitalized lease
                                                                      $            -     $             -     $      15,531

See accompanying notes to financial statements

                            AGATE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE A - BUSINESS AND BASIS OF PRESENTATION

    Agate Technologies, Inc. (the "Company") was incorporated on January 17, 1996. Pacific Rim Trading Limited held approximately 52% and 64% of the Company's common stock as of March 31, 2000 and 1999, respectively. If the Series A convertible preferred stock is converted to common stock, Pacific Rim Trading Limited would hold less than 50% of the Company's common stock.

    On June 29, 1999, all former shareholders of Agate Technologies, Inc. ("Agate-California"), a California corporation were issued series of stock in ARCA Corp. ("ARCA"), a non-operating public shell with no known assets or liabilities, in exchange for their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A preferred shareholder received an equal number of ARCA Series A preferred shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share is convertible into 1.5 ARCA common shares. As a result, Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California is accounted for as a recapitalization of Agate-California. All references to the number of shares and amounts per share herein have been adjusted to reflect the effect of this 1.5 adjustment for all periods presented.

    On June 30, 1999, ARCA was merged into its other wholly-owned subsidiary, Agate Technologies, Inc., a Delaware Corporation, ("Agate-Delaware") in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that has identical rights, preferences, privileges and restrictions, to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware stock in exchange for each ARCA share of the same class. Agate-California continued as a wholly owned subsidiary of Agate-Delaware.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY

    REALIZATION OF ASSETS

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has sustained substantial losses from operations in recent years and has an accumulated deficit of $8,320,933 at March 31, 2000. In addition, the company has used, rather than provided, cash in its operations.

    In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meets its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. Management has reduced operating expenses and had its line of credit extended to April 1, 2001. Additionally, management is currently looking for additional financing which it anticipates will be completed in fiscal 2001. Management believes the Company will have sufficient working capital to provide it with the ability to continue in existence through its next fiscal year.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY (CONTINUED)

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with maturities of less than three months as of the date of purchase to be cash equivalents.

    FINANCIAL INSTRUMENTS

    For financial instruments consisting of cash and cash equivalents, deposits, accounts receivable, accounts payable, accrued liabilities, and long-term debt included in the Company's financial statements, the carrying amounts approximate fair value due to their short-term maturity and current market interest rates of the long-term debt.

    Financial instruments that potentially subject the Company to concentrations of credit risk principally are comprised of cash and trade accounts receivable. The Company maintains its cash balances at several financial institutions and has not experienced any losses relating to any of its bank deposits.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY (CONTINUED)

    CERTAIN RISKS AND CONCENTRATIONS

    Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses.

    The Company's products include components subject to rapid technological change. Significant technological change could adversely affect the Company's operating results and subject the Company to product returns and inventory losses. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future. In addition, two of the Company's products are currently manufactured by a single supplier, and certain key components are currently available from only single sources.

    Major customers of the Company represented the following percentage of product revenues:

                                Year          Three-month
                               Ended          period ended       Year ended
                              March 31,         March 31,       December 31,
                                2000              1999              1998
                              ---------       ------------      ------------
       Customer A                  10%               28%              19%
       Customer B                    -               12%              12%
       Customer C                  14%                -*              10%
       Customer D                    -               15%                -
       Customer E                    -               11%                -
       Customer F                    -               12%                -

       * less than 10%

    INVENTORIES

    Inventories are stated at the lower of cost, calculated on a first-in, first-out basis, or market.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided on a straight-line basis over the life of the related asset or the lease term, if shorter.

    ADVERTISING

    The Company's policy is to expense advertising and promotion costs as incurred. The Company's advertising and promotion expenses were not significant for any period presented.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY (CONTINUED)

    SOFTWARE DEVELOPMENT COST

    Costs related to the conceptual formulation and design of software products are expensed as research and development. Generally, technological feasibility is established upon completion of a working model. Costs incurred subsequent to technological feasibility have not been significant and all such costs have been expensed.

    REVENUE RECOGNITION

    Revenue is recognized upon shipment provided no significant vendor obligations remain, and collection of the resulting receivable is deemed probable by management. Provisions for estimated warranty costs, insignificant vendor obligations, and anticipated retroactive price adjustments are recorded at the time products are shipped.

    FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES

    The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company's foreign subsidiaries are the Malaysian ringitt and the Singapore dollar. Subsidiaries' assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of accumulate other comprehensive loss in shareholder's equity. Foreign currency transaction gains and losses are recorded in the statement of operations as a component of general and administrative expense and have been immaterial for periods presented.

    NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Weighted average shares have been adjusted for all periods presented for the June 1999 recapitalization as discussed in Note A.

    The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with current year presentation.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE C - BALANCE SHEET DETAIL

    INVENTORIES

                                               March 31,        March 31,
                                                 2000             1999
                                            -------------     -------------
       Raw materials                        $       9,954     $      57,209
       Work in progress                                 -           100,127
       Finished goods                             350,652           237,943
                                            -------------     -------------
                                            $     360,606     $     395,279
                                            =============     =============

    PROPERTY AND EQUIPMENT

                                               March 31,        March 31,
                                                 2000             1999
                                            -------------     -------------
       Time share in a condominium          $      25,000     $           -
       Laboratory equipment                        10,865            10,865
       Computer hardware and software             188,017           173,773
       Office equipment                     4,995             3,472
       Furniture and fixtures                      41,606            41,606
       Motor vehicles                                   -            50,000
       Leasehold improvements                       9,121             9,121
                                            -------------     -------------
                                                  279,604           288,837
       Less accumulated depreciation and
          amortization                            202,256           168,425
                                            -------------     -------------

                                            $      77,348     $     120,412
                                            =============     =============

    ACCRUED LIABILITIES

                                               March 31,        March 31,
                                                 2000             1999
                                            -------------     -------------
       Accrued compensation                 $      55,917     $     114,779
       Deferred revenue                     -                 50,406
       Accrued professional fees                   65,586            31,083
       Other                                      212,115           233,046
                                            -------------     -------------
                                            $     333,618     $     429,314
                                            =============     =============

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE D - COMMITMENTS

    CAPITAL LEASES

    The Company leased certain of its computer software under a capital lease agreement with a financial institution, which expired in November 1999. This capital lease bore interest at the rate of 14.5% per annum and was facilitated by a master lease agreement of $50,000. Advances under the master lease agreement were collateralized by cash balances held by the financial institution up to a maximum of $50,000.

    OPERATING LEASES

    The Company leases its facilities under noncancelable operating leases that expire in May 2000 through April 2003 and is responsible for certain maintenance costs, taxes, and insurance under the leases. The Company subleased one of its premises from September 1998 through January 2000. In addition, the Company has two noncancelable operating leases for items of office equipment, which expire in July 2000 through March 2002.

    At March 31, 2000, future minimum payments under noncancelable operating leases are as follows:

       2001                       $    103,362
       2002                             79,202
       2003                             81,954
       2004                              6,871
                                  ------------
                                  $    271,389

    Rent expense for both facilities and equipment was $112,478, $15,421, and $138,615 for the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.


NOTE E - LINE OF CREDIT

    The Company has a credit agreement with a financial institution which provides for a revolving line of credit up to a maximum amount of $800,000 for a period through July 30, 2000. On June 28, 2000, the line was extended to April 1, 2001. As of March 31, 2000, the Company has used $155,000 of the line. The line is collateralized by the following: certificate of Deposit for a minimum of 50% of the outstanding loan amount, ($20,000 is the certificate of deposit balance at March 31, 2000), 70% of eligible accounts receivable, and 30% of inventory, capped at $250,000. The line of credit bears interest at prime rate plus 1.25% (10.25% at March 31, 2000).

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE F - LONG TERM DEBT

    The Company purchased a time-share interest in a condominium and financed the purchase with a loan that bears interest at 14.36% and is payable in equal monthly installments maturing in June 2008.

    At March 31, 2000, future payments of principal under these loan agreements are as follows:

          2001                                       $      1,325
          2002                                              1,155
          2003                                              1,335
          2004                                              1,542
          2005                                              1,781
          Thereafter                                        7,921
                                                     ------------
                                                     $     15,059
                                                     ============


NOTE G - SHAREHOLDERS' EQUITY

    PREFERRED STOCK

    Under the Company's Articles of Incorporation, preferred stock is issuable in series, and the Company's board of directors is authorized to determine the rights, preferences, and terms of each series.

    DIVIDENDS

    The holders of Series A preferred stock are entitled to receive dividends, out of any assets legally available, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of $0.175 per share, per year, respectively, or if greater (as determined on a per-year basis and on an as-converted basis for the preferred stock) an amount equal to that paid on the common stock of the Company. Such dividends are payable when, as and if declared by the board of directors and are not cumulative. As of March 31, 2000, no dividends have been declared.

    LIQUIDATION

    In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of Series A preferred stock are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of common stock by reason of their ownership, an amount equal to the sum of $3.50 for each outstanding share of Series A preferred stock (as adjusted for any stock dividends, combinations, or splits) plus any declared but unpaid dividends on such shares. Any remaining assets will be distributed ratably to the holders of common stock based on the number of shares held by each shareholder.

    VOTING

    The holder of each share of Series A preferred stock has no voting rights.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE G - SHAREHOLDERS' EQUITY (CONTINUED)

    CONVERSION

    Each share of Series A preferred stock, at the option of the holder, is convertible into the number of fully paid and nonassessable shares of common stock, which results from dividing the conversion price per share in effect for the preferred stock at the time of conversion into the per share conversion value of such shares. The initial conversion price per share is $3.50. The initial conversion price of Series A preferred stock is subject to adjustment from time to time. The number of shares into which a share of preferred stock is convertible is referred to as the conversion rate.

    Conversion is automatic at its then effective conversion rate immediately upon the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, converting the offer and sale of common stock in which the aggregate proceeds raised equal, or exceed, $5,000,000 or when fewer than 150,000 shares of Series A preferred stock are outstanding. The board of directors has reserved 2,075,000 shares of common stock for future issuance to effect the conversion of the preferred stock into common stock.

    REDEMPTION

    The Company may, at the option of the board of directors, redeem in whole or in part, the Series A preferred stock by paying cash equal to the sum of $3.50 for each outstanding share of Series A preferred stock plus any declared but unpaid dividends.

    COMMON STOCK

    Each share of common stock is entitled to one vote. The holders of common stock are also entitled receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

    STOCK OPTION PLAN

    The Company had two incentive stock option plans under which shares of common stock are reserved for issuance to employees and consultants. In connection with the reorganization, the 1996 Stock Option Plan and the 1997 Stock Option Plan were canceled and the shares were transferred and adopted under the 1999 Dual Stock Option Plan, under which shares of common stock are reserved for issuance to employees and consultants. Under this plan, which was approved by the shareholders in June 1999, the Company may grant up to 4,500,000 incentive stock options or nonstatutory options.

    The 1999 Plan provide that (i) the exercise price of an incentive stock option or stock purchase right will be no less than the fair market value of the Company's common stock (as determined by the board of directors) on the date of grant; (ii) the exercise price of a nonstatutory stock option will be no less than 85% of the fair market value of the common stock on the date of grant: and (iii) the exercise price of an incentive stock option to a person who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value of the common stock on the date of grant. Options generally vest over a four-year period (25% vesting after one year and the remainder vesting ratably monthly over the remaining three years) and expire ten years after the date of grant. The terms of the 1999 Plan are the same as the former plans.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE G - SHAREHOLDERS' EQUITY (CONTINUED)

    STOCK OPTION PLAN (CONTINUED)

    Option activity under the plan is as follows:

                                                    Outstanding Options
                                      ------------------------------------------
                                        Shares                  Weighted-average
                                       Available     Number         Exercise
                                       for Grant    of Shares         Price
                                      ----------    ---------   ----------------
  Balance at January 1, 1998           5,280,000     705,000     $        0.75
     Options granted                    (549,450)    549,450              1.00
     Options canceled                    472,500    (472,500)             0.81
                                      ----------    ---------   ----------------

  Balance at December 31, 1998 and     5,203,050     781,950              0.89
     March 31, 1999

  Change in authorized shares           (703,050)          -

     Options granted                    (243,500)    243,500              1.43
     Options canceled                    118,950    (118,950)             1.00
                                      ----------    ---------   ----------------

  Balance at March 31, 2000            4,375,450     906,500     $        1.10
                                      ==========    =========   ================

    The weighted-average fair value of options granted in 2000, 1999 and 1998 was $1.53, $0.27 and $0.27 per share, respectively.

    The options outstanding and currently exercisable under the 1999 Plan by exercise price at March 31, 2000 are as follows:

                                             Weighted-
                                              Average
                                             Remaining
          Exercise          Number          Contractual         Number
            Price         Outstanding          Life          Exercisable
       -------------    --------------    ------------     --------------
                                            (in years)
       $        0.40            60,000         6.75                60,000
       $        0.67           150,000         7.75               118,750
       $        1.00           460,500         8.49               176,313
       $        1.50            20,000         8.58                 1,645
       $        1.75           216,000         9.96                     -
                         -------------    -------------     -------------
                               906,500         8.60               356,708
                         =============                      =============

    In addition, in January 1997 the Company granted 750,000 nonstatutory stock options outside of both the 1996 and 1997 Plan at approximately $0.08. The stock options were fully vested on the date of grant. As of March 31, 2000, all options are outstanding and have a remaining contractual life of seven years.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE G - SHAREHOLDERS' EQUITY (CONTINUED)

    STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25"), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

    Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of FAS 123. The fair value for options was estimated at the date of grant using the Black Scholes method with the following weighted-average assumptions for 2000, 1999, and 1998: expected dividend yield of 0%, expected stock price volatility of 157%, 1% and 1%, a risk-free interest rate of 5.6 - 5.7%, and the expected life of options of ten years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying the FAS 123 was not material to the Company's reported net loss and no effect on net loss per share in any period presented but could be material in future years.

    Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



NOTE H - RELATED PARTY

    Francis C. S. Khoo, CEO and chairman of the board of directors, Shirley Ooi, chief financial officer and director, and Vincent Ooi, president own approximately 50% of the stock of Pacific Rim Trading Limited.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE I - INCOME TAXES

    Income tax expenses consists of the following:

                                                                        Three-month
                                                       Year ended      period ended       Year ended
                                                        March 31,        March 31,       December 31,
                                                          2000             1999              1998
                                                     -------------     -------------    -------------
       Current tax expense:
          State                                      $         800     $         800    $         800
          Foreign                                           60,007             5,039           11,103
                                                     -------------     -------------    -------------
       Income tax expense                            $      60,807     $       5,839    $      11,903
                                                     =============     =============    =============

    The Company's income tax expense differs from the income tax determined by applying the U.S. federal statutory rate to the pretax loss as follows:

                                                                        Three-month
                                                       Year ended      period ended       Year ended
                                                        March 31,        March 31,       December 31,
                                                          2000             1999              1998
                                                     -------------     -------------    -------------
       Tax benefit at U.S.
          statutory rate                             $     (61,517)    $    (140,942)   $    (686,115)
       Foreign income tax                                   60,007             5,039           11,103
       State minimum taxes                                     800               800              800
       Net operating losses not utilized                    61,517           140,942          686,115
                                                     -------------     -------------    -------------
       Income tax expense                            $      60,807     $       5,839    $      11,903
                                                     =============     =============    =============

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998



NOTE I - INCOME TAXES (CONTINUED)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                        March 31,        March 31,       December 31,
                                                          2000             1999              1998
                                                     --------------    --------------   -------------
       Deferred tax assets:
       Net operating loss carryforwards              $   2,958,000     $   2,000,000    $   1,800,000
       Tax credit carryforwards                            150,000           150,000          140,000
       Capitalized research and development                170,000           102,000          110,000
       Other, net                                          138,000          308,000           280,000
                                                     --------------    --------------   -------------
       Total deferred tax assets                         3,416,000         2,560,000        2,330,000
       Less valuation allowance                         (3,416,000)       (2,560,000)      (2,330,000)
                                                     --------------    --------------   --------------
       Net deferred tax assets                       $           -     $           -    $           -
                                                     ==============    ==============   =============

    Realization of deferred tax asset is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in the amount equal to the net deferred tax assets, has been established to reflect these uncertainties. The valuation allowance increased by $856,000, $230,000, and $840,000 during the year ended March 31, 2000, the period ended March 31, 1999 and the year ended December 31, 1998, respectively.

    As of March 31, 2000, the Company had federal and state net operating loss carryforwards each of $7,400,000 and $6,300,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $145,000 and $9,000, respectively. The net operating loss and tax credit carryforwards will expire at various date beginning in 2005, if not utilized.

    The Tax Reform Act of 1986, as amended, and the California Conformity Act of 1987 imposes substantial restrictions on the utilization of the net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Service Code. The Company's ability to offset taxable income with loss carryforwards could be limited.

                            AGATE TECHNOLOGIES, INC.

    For the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998


NOTE J - SEGMENT INFORMATION

    The Company operates and tracks its results in one operating segment. The company designs, manufactures, develops, and markets removable storage devices and complementary software. The Company manages revenues by geographic region, but does not manage operations by region.

    Net revenue for non-U.S. locations are substantially the result of export sales from the United States. Net revenue by geographic region based on customer locations were as follows:

                                                Three-month
                               Year ended      period ended       Year ended
                                March 31,        March 31,       December 31,
                                  2000             1999              1998
                             -------------     -------------    -------------
  Net Revenue:
     United States           $   1,004,722     $     214,511    $     508,525
     Pacific Rim                   439,991           188,461          436,077
     Europe                        130,423             2,898            2,941
     Rest of world                   8,917                 -                -
                             -------------     -------------    -------------
         Subtotal                1,584,053           405,870          947,543
  Elimination Adjustments         (183,900)                -                -
                             --------------    -------------    -------------
         Total               $   1,400,153     $     405,870    $     947,543
                             =============     =============    =============



NOTE K - CONTINGENCIES

    From time to time, the Company may be a party of litigation and claims pursuant to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.