Form 10QSB
period 2000-06-30
AGATE TECHNOLOGIES INC DE
filed 2000-08-14
CIK 1006762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 [ ] TRANSITION REPORT UNDER
SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ________________

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



                             519 Montague Expressway
                           Milpitas, California 94538
                    (Address of principal executive offices)


408-9567950(Issuer's telephone number)

The Company had 12,942,508 shares of common stock, par value $0.0001 per share outstanding as of July 3, 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX                                                                           Page

PART 1. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS       (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000.                 4

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE 5 THREE MONTHS    5
                  ENDED JUNE 30, 2000 AND 1999.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 6 THREE MONTHS    6
                  ENDED JUNE 30, 2000 AND 1999.

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'              7
                  EQUITY FOR THE THREE MONTHS ENDED JUNE 30,2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             9-13

PART 2. OTHER INFORMATION

         ITEM 1  LEGAL PROCEEDINGS                                                13

         ITEM 2. CHANGES IN SECURITIES                                            13

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 14

SIGNATURES                                                                        15

PART 1. FINANCIAL INFORMATION

                    AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     June 30, 2000
                                                                  ------------------

ASSETS
Current Assets:
    Cash and Equivalents                                          $          188,082
    Accounts Receivables, Net of Allowance                                   244,282
    For Doubtful Accounts $27,999
    Inventories                                                              352,231
    Prepaid Expenses and Other Current Assets                                 66,422
                                                                  ------------------
Total Current Assets                                                         851,017

    Restricted cash                                                          219,900
    Property and Equipment, net                                              117,286
    Other Assets                                                              25,250
                                                                  ------------------
Total Assets                                                      $        1,213,453
                                                                  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                              $          133,019
    Accrued Liabilities                                                      339,681
    Note payable, current portion                                                763
    Long term debt,  current portion                                         400,000
    Obligation under capital lease, current portion                           41,784
                                                                  ------------------
Total Current Liabilities                                                    915,247

Long Term Liabilities                                                         13,734
                                                                  ------------------
 Total Long Term Liabilities                                                  13,734

STOCKHOLDERS' EQUITY
Convertible Preferred Stock, $0.0001 par value:
    15,000,000 Shares Authorized
    1,825,000 Shares Issued and Outstanding
     Liquidation Preference $6,387,500                                           183

Common Stock, $0.0001 par value
    75,000,000 Shares Authorized,
    12,942,508 Shares Issued and Outstanding                                   1,294

Additional Paid In Capital                                                 8,966,470
Accumulated Deficit                                                      (8,601,475)
Accumulated other comprehensive loss                                        (82,000)
                                                                  ------------------
 Total Stockholders' Equity                                                  284,472
                                                                  ==================
 Total Liabilities and Stockholders' Equity                       $        1,213,453
                                                                  ==================

                    AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                 2000                       1999
                                                            ----------------------------------------



Net Sales                                                   $       263,021          $      359,730

Cost of Sales                                                        48,487                  51,975
                                                            ----------------------------------------
Gross Profit                                                        214,534                 307,755

Operating Expenses:
   Research and Development                                         115,577                 150,226
   Sales and Marketing                                              228,409                 285,113
   General and Administrative                                       227,042                 301,558
                                                            ----------------------------------------
Total Operating Expenses                                            571,028                 736,897
                                                            ----------------------------------------

Operating Loss                                                    (356,494)               (429,142)

   Interest and other Income                                         87,838                  17,760
   Interest Expense and other Expense                              (10,281)                 (5,519)
                                                            ----------------------------------------

   Loss before Income Taxes                                       (278,937)               (416,901)

   Income Taxes                                                     (1,605)                (19,891)

                                                            ----------------------------------------
   Net Loss                                                 $     (280,542)          $    (436,792)
                                                            ========================================

Net Loss per Common Share - Basic & Fully Diluted                    (0.02)                  (0.04)
                                                            ----------------------------------------
Weighted Average number of Common Shares Outstanding             12,940,612              10,632,099
                                                            ========================================

                    AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)
                                                                    THREE MONTHS ENDED JUNE 30,
                                                                    2000                 1999
                                                             --------------------------------------

Cash flows from Operating Activities
Net Loss                                                     $     (280,542)       $      (436,792)
Adjustments to reconcile net loss to net
      cash used in  operating activities:
      Loss on disposal of property, equipment                              -                    364
      Depreciation and Amortization                                   19,784                 20,813
      Common Stock and options issued for                             44,625
      Services.
      Foreign currency translation gain                              (1,068)                      -
  Changes  in Assets and Liabilities:
          Account Receivables                                       (19,704)                 78,409
          Inventories                                                  8,375                 49,612
          Prepaid Expense and Other Assets                           (1,045)               (96,340)
          Other Assets                                              (18,250)                      -
          Accounts Payable and accrued liabilities                    17,694              (163,665)

                                                             --------------------------------------
Net Cash Used in Operating Activities                              (230,131)              (547,599)

Cash flows from Investing Activities
Restricted Cash                                                    (121,181)                (1,956)
Acquisition of property and equipment                               (17,938)                (3,009)
Proceeds from sales of property and equipment                              -                    600
                                                             --------------------------------------
Net Cash Used in Investing Activities                              (139,119)                (4,365)

Cash flows from Financing Activities
Proceeds from Notes Payable                                                -                 76,985
Repayment of Notes Payable                                             (562)                      -

Repayment of Capitalized Leases                                            -                (2,296)
Proceeds from long term debt                                         245,000                      -
Proceeds from exercise of stock options.                               3,000                      -
 Proceeds from Issuance of Common Stock                                    -                198,501
                                                             --------------------------------------
Net Cash provided by Financing Activities                            247,438                273,190
                                                             --------------------------------------

Net Decrease in Cash and Cash Equivalents                          (121,812)              (278,774)
Cash and Cash Equivalent at beginning of period                      309,894              2,012,603
                                                             --------------------------------------
Cash and Cash Equivalent at end of period                    $       188,082       $      1,733,829
                                                             ======================================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Interest                                                     $        10,281       $         5,519
Income Tax                                                             1,605                19,891
Equipment acquired under capital leases                      $        41,784       $

                    AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                  CONVERTIBLE

                                                PREFERRED STOCK         COMMON STOCK         ADDITIONAL     ACCUMULATED
                                               SHARES     AMOUNT     SHARES      AMOUNT   PAID-IN CAPITAL     DEFICIT

Balance at April 1, 2000                     1,825,000    $ 183    12,932,008   $ 1,293      $ 8,918,846   $ (8,320,933)
    Net loss for the three months ended
    June 30, 2000                                                                                              (280,542)
    Foreign currency translation adjustment

    Comprehensive loss


    Exercise of stock option                                            3,000                     $3,000
    Issuance of shares for services                                     7,500         1           18,749
    Issuance of stock options for services
                                                                                                 25,875

                                             ==============================================================================
Balance at June 30, 2000                     1,825,000    $ 183    12,942,508   $ 1.294      $ 8,966,470   $ (8,601,475)
                                             ==============================================================================



                                               ACCUMULATED                          TOTAL
                                                  OTHER                         SHAREHOLDERS'

                                              COMPREHENSIVE    COMPREHENSIVE       EQUITY
                                             INCOME / (LOSS)  INCOME / (LOSS)     (DEFICIT)

Balance at April 1, 2000                        $ (80,932)                        $  518,457
    Net loss for the three months ended
    June 30, 2000                                                 $(280,542)      (280,542))
    Foreign currency translation adjustment        (1,068)           (1,068)         (1,068)
                                                              --------------
    Comprehensive loss                                            $(281,610)
                                                              --------------

    Exercise of stock option                                                          $3,000
    Issuance of shares for services                                                  $18,750
    Issuance of stock options for services                                           $25,875


                                             ===============================================
Balance at June 30, 2000                        $ (82,000)                         $ 284,472
                                             ===============================================

                    AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1)   Unaudited Financial Statements

     The consolidated balance sheets as of June 30, 2000, the consolidated statements of operations and cash flow for the three months ended June 30, 2000 and June 30, 1999 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal periods ended March 31, 2000, 3 months period ended March 31, 1999 and the fiscal period ended December 31, 1998 included in the Form 10KSB filed by the Company on July 12, 2000.

2)   General

     On June 29, 1999, all former shareholders of Agate Technologies Inc., a California corporation ("AgateCalifornia) were issued shares in ARCA Corp, a New Jersey corporation ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restriction, except each share is convertible into 1.5 ARCA common shares. As a result, shareholders of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was considered to be an acquisition of ARCA by Agate-California (reverse acquisition)

     On June 30, 1999, ARCA was merged into its other wholly-owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware"), in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that is identical in rights, preferences, privileges and restrictions, to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware in exchange for each ARCA share.

3) Basis of Consolidation

     As at June 30, 2000, the consolidated financial statement accounts reflect the accounts of the Parent Company, Agate Technologies Inc, Delaware and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the financial statements.


Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended March 31, 2000 and which were audited and appear in the Form 10KSB concurrently filed by the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. Forward-looking statements are typically indicated by the use of words such as "will," "expects," "intends," and "believes." Examples of such statements include management's belief that bundled products sales will increase, the planned introduction of new products by ei Corporation, and the expectation that the Company's credit line will continue to provide cash availability. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates (b) the demand for its products and the stability of its suppliers (c) uninsurable risks and (d) general economic conditions.


OVERVIEW

Agate Technologies Inc., a Delaware corporation, is a holding company and through its subsidiaries is engaged in (1) design and development of software solutions which enable cross PC platform connectivity, interoperability and scalability for device/data management (2) marketing and distribution of such software solutions, hardware, and services, and those of third parties (3) development of an Internet web service featuring a transportable personalized Web portal.

The Company is currently seeking to broaden its customer base and raise additional working capital to finance its marketing activities , continuing research and development and other operating expenses. There is, however, no assurance, that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all.


RESULTS OF OPERATIONS

The following discussion is for the three months ended June 30, 1999 and June 30, 2000 respectively.


REVENUES

Net sales for the quarter period ended June 30, 2000 declined to $263,021 compared with net sales of $359,730 for the quarter period ended June 30, 1999 , a decrease of 27%. Net Sales is comprised of revenue (1) from licensing and services and (2) from bundled product sales. For the quarter period ended June 30, 2000, these revenue categories accounted for 75% and 25% of the Company's net sales, respectively. This compares to 70% and 30% for the prior quarter period ended June 30, 1999. The decline in overall net sales was due to lower shipment of bundled products to two customers as a result of the customers' corporate restructuring and changes in ownership. Management, however, believes that bundled products revenue should improve in the next quarter with the introduction of a new product by its subsidiary, ei Corporation, resumption of shipments to its two customers or their successors and the recruitment of additional sales representatives. Licensing revenue also decreased owing to lower unit sales to OEMs. This, however, represents a deliberate strategy of the Company to refocus its OEM relationships to build more profitable relationships over time rather than to work with a broad base of OEMs which was costly and required intensive engineering support. The Company expects to narrow its OEM base to not more than 5 customers to provide responsive technical support and engineering.

Operating expenses decreased significantly by 23% from $736,897 for the quarter period ended June 30, 1999 to $571,028 for the quarter period ended June 30, 2000. The decrease was attributed to an overall decline for all categories of expenses.

Research and development expenses decreased to $115,577 for the quarter period ended June 30, 2000 compared to $150,226 for the quarter period ended June 30, 1999, a decrease of 23%. The decrease reflects a reduction in cash resources necessary to maintain the research and development at the prior quarter's level and a decreased R&D headcount in California. The bulk of R&D and compatibility testing are now done in Singapore where salary and other operating costs are lower.

Sales and marketing expenses declined from $285,113 for the quarter period ended June 30, 1999 to $228,409 for the quarter period ended June 30, 2000, a decrease of 20%. This was due to a reduction in sales and marketing personnel as the Company focussed its sales and marketing through outside sales representatives which cover a wide geographic area in USA. Management, however, expects that if additional financing is available, expenses in this area will increase to fund promotions and marketing activities for the Company's range of products.

General and administrative expenses decreased by 25% from $301,558 for the quarter period ended June 30, 1999 to $227,042 for the quarter period ended June 30, 2000. This was partially due to a decrease in personnel and the lower cost of rentals and related expenses.

Interest and other income rose to $77,557 during the quarter period ended June 30, 2000 compared to $12,241 for the quarter period ended June 30, 1999. The increase represented a refund of tax withholding on royalty income.

The Company narrowed its operating losses to $356,494 for the quarter period ended June 30, 2000 from $429,142 for the quarter period ended June 30, 1999, a decrease of 17%. The Company's net loss also narrowed. For the quarter period ended June 30, 2000, the Company had a net loss of $280,542 compared to a net loss of $436,792 for the quarter period ended June 30, 1999, a decrease of $$156,250 or 46%. Management expects that its operating losses will continue to narrow in the year ended March 31, 2001 if its product lines gain wider market acceptance and resulting revenues continue to grow.

Liquidity and Capital Resources

Net cash used in operating activities for the quarter period ended June 30, 2000 was $230,131. This compares to net cash used in operating activities of $547,599 for the quarter period ended June 30, 1999. Part of the decreased use of cash for operations resulted from salary deferrals by the Company's three key officers pending cash availability. Net cash used in investing activities was $139,119 for the quarter period ended June 30, 2000 compared to $4,365 for the quarter period ended June 30, 1999. Net cash provided by financing activities was $247,438 for the quarter period ended June 30, 2000 compared to $273,190 for the comparative period ended June 30, 1999. Working capital (current assets minus current liabilities) was a deficit $64,230 as at June 30, 2000 compared to working capital of $349,124 as at March 31, 2000. The reduction in working capital of $413,354 reflects the company's utilization of its working capital to fund its continuing losses from operations. As at June 30, 2000, the Company has cash and cash equivalents on hand of $188,082 and other current assets of $662,935. Current liabilities as at June 30, 2000 were $915,247.

The Company's cash on hand as of June 30, 2000, would not be adequate to fund the Company's operations for one quarter if the Company continued to use its cash in operating activities at the same rate as the quarter period ended June 30, 2000, The Company, however, has introduced several cost cutting measures which have had the effect of reducing its use of cash in the current quarter. In addition, the Company believes that its revenues should increase with the introduction of new product lines through its subsidiary company, ei Corp. In order to finance its working capital requirements, the Company has renewed its line of credit for $800,000 through April 1, 2001 and this is expected to provide additional borrowing capacity. The Company is also in the process of seeking additional equity or debt financing to increase its working capital and fund anticipated operations. There can be no assurance, however, that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all. If it is unable to raise additional financing, the Company may be required to reduce its operating losses by cutting costs further or to raise money by other means such as technology licenses, consulting or face severe consequences.

The Company currently does not have any material commitments for capital expenditures.

RISK AND OTHER FACTORS AFFECTING FUTURE RESULTS:

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

Market Acceptance of Bundled Products

During the current quarter, ei Corporation increased its distribution channels for bundled products. The Company's bundled products are relatively new and unproven and need substantial marketing funds to create name brand awareness. There can be no assurance that there is a viable market for these products. The Company's marketing arm, ei Corporation is new. Even if there is a viable market for the Company's bundled products, there can be no assurance that ei Corporation can successfully penetrate such market. In this regard, unless the Company raises additional financing as described below, efforts of ei Corporation will be constrained by a lack of resources to adequately promote the bundled products.

Need for Additional Capital

The Company anticipates that its current cash balance will not be sufficient to meet the Company's capital requirements through March of 2001. There can be no assurance that the Company will be able to raise adequate funding to finance its ongoing operations, The Company has begun active efforts to raise such financing. There can be no assurance that capital will be available on terms acceptable to the Company, if at all. The Company's operations would be severely constrained if it is unable to raise financing during the calendar year 2000.

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

Minimal Market in Agate Stock

Prior to its take-over by Agate-California shareholders on June 29, 1999, ARCA stock was very thinly traded.. There can be no assurance that any material trading market will develop for the Company's stock. Such lack of active trading may cause a hesitance to purchase Company shares on the part of potential shareholders due to the perceived illiquidity of the shares, thereby perpetuating the lack of a market in the stock and a corresponding artificial depression in value of Company stock.

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

Supply of Public Stock

Currently, outstanding common shares of 12,932,004 are available for trading in the public market under SEC rules. The large availability of shares for trading could affect the market adversely and drive the market price down.

Subordination

The Company's common stock is subordinate to its 1,825,000 shares of outstanding Series A Preferred Stock. In addition, the Company's common stock will be subordinate to any future preferred stock that the Company creates and issues. No vote of the Company's common shareholders is required to issue preferred stock.

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


ITEM 2. CHANGES IN SECURITIES

(a) On April 14, 2000, the Company issued 2,500 restricted common stock and 50,000 warrants at the exercise price of $2.125 as stock based compensation to Wall Street Group Inc.

(b) On April 14,2000, the Company issued 5,000 restricted common stock to ROI Group as stock based compensation. This issuance was subsequently cancelled.

(c) On April 6, 2000, the Company issued 3,000 restricted common stock to an Employee through the exercise of employee options at the exercise price of $1.00


ITEMS 3  DEFAULTS ON SENIOR SECURITIES


NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the quarter period ended June 30, 2000, either through solicitation of proxies or otherwise.


ITEM 5   OTHER INFORMATION

NONE


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

(a) (1) The financial statements filed as part of this Report at Item 1 are listed in the Index to Financial Statements and Financial Statement Schedules on page 2 of this Report.

(a)(2)) The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-QSB:

3.01 Registrant's Articles of Incorporation as amended to date (incorporated by reference to Registrant's Current Report on Form 8-K, filed June 4, 1999).

3.02 Registrant's bylaws, as amended to date (incorporated by reference to Registrant's Current Report on Form 8-K, filed June 4, 1999).

4.0      Exhibit 3.01 above is hereby incorporated by reference.

10.00    Exhibit 20.00 Banking Agreement is included in this report.

27.00    Financial Data Schedule

(b)      Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter covered by this report.



                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AGATE TECHNOLOGIES, INC.


Date: ______________________              _____________________________________
                                          By: Francis CS Khoo
                                              Chairman of the Board and CEO