Form 10QSB
period 2000-09-30
AGATE TECHNOLOGIES INC DE
filed 2000-11-14
CIK 1006762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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



                             519 Montague Expressway
                               Milpitas, CA 95035
                    (Address of principal executive offices)


                                 (408) 956-7950
                           (Issuer's telephone number)






The Company had 13,257,508 shares of common stock, par value $0.0001 per share outstanding as of October 25, 2000.




Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

PART 1.  FINANCIAL INFORMATION

             ITEM 1A.      FINANCIAL STATEMENTS

                    1) CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND MARCH 31, 2000.

                    2) CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

                    3) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

                    4) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000.

                    5)     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


PART 2.  OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS

           ITEM 2. CHANGES IN SECURITIES

           ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           ITEM 5. OTHER INFORMATION

           ITEM 6. EXHIBITS

PART 1.  FINANCIAL INFORMATION

                                          AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 September 30,           March 31,
                                                                                        2000                2000
                                                                              ---------------------   ---------------------
                                                                                   (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $  549,788              $  309,894
  Trade accounts receivables, less allowance                                           388,094                 224,578
  for doubtful accounts $19,457 (March 31, 2000: $27,999)
  Inventory                                                                            319,885                 360,606
  Other current assets and prepaids                                                     64,001                  65,377
                                                                              ---------------------   ---------------------
                            TOTAL CURRENT ASSETS                                     1,321,768                 960,455
                                                                                             0
  Restricted cash                                                                      240,588                  98,719

  Property, furniture and equipment, net                                                99,765                  77,348
  Other Assets                                                                           7,450                   7,000
                                                                              ---------------------   ---------------------
                                TOTAL ASSETS                                           $1,669,571           $1,143,522
                                                                              =====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Line of Credit                                                                      $649,060                $155,000
  Accounts payable                                                                     224,824                121,388
  Accrued liabilities                                                                  418,453                 333,618
  Note Payable, current portion                                                        328,018                   1,325
  Obligation under capital lease, current portion                                       38,302                       -
                                                                              ---------------------   ---------------------
                          TOTAL CURRENT LIABILITIES                                  1,658,657                 611,331

  Notes Payable , net of current portion                                                13,734                  13,734

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock, $0.0001 par value
  15,000,000 shares authorized,

  Issued and outstanding shares: 1,825,000 in
  September, 2000 and 2,075,000 in March, 2000                                             183                     183
  Liquidation Preference $6,387,500

Common Stock, $0.0001 par value
  75,000,000 shares authorized,

  Issued and outstanding shares: 13,257,008 in
  September, 2000 and 12,932,008 in March, 2000                                          1,325                   1,293

Additional paid in capital                                                           9,164,814               8,918,846
Accumulative foreign currency translation adjustment                                  (82,674)                (80,932)
Accumulated deficit                                                                (9,086,468)             (8,320,933)

                                                                              ---------------------   ---------------------
                    TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                               (2,820)                 518,457
                                                                              =====================   =====================
            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                    $1,669,571              $1,143,522
                                                                              =====================   =====================

                                          AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                  Six Months Ended
                                                                September 30,                      September 30,
                                                    ---------------------------------    ---------------------------------
                                                        2000                  1999            2000              1999
                                                    --------------    ---------------    ---------------   ---------------

                                                                 (Unaudited)                       (Unaudited)


Net sales                                            $  569,412         $  380,793         $  832,433        $  740,524

Cost of sales                                         (372,509)          (176,595)          (422,496)         (228,570)
                                                    --------------    ---------------    ---------------   ---------------
Gross profit                                            196,903            204,198            409,937           511,954
                                                    ==============    ===============    ===============   ===============

Operating Expenses
  Research and development                            (117,333)          (159,286)          (232,910)         (309,513)
  Sales and marketing                                 (236,719)          (258,526)          (466,660)         (543,639)
  General and administrative                          (252,679)          (316,910)          (480,373)         (618,468)


                                                    --------------    ---------------    ---------------   ---------------
Total operating expenses                              (606,731)          (734,722)        (1,179,944)         1,471,620
                                                    ==============    ===============    ===============   ===============

                                                    --------------    ---------------    ---------------   ---------------
Operating loss                                        (409,828)          (530,524)          (770,007)         (959,666)
                                                    ==============    ===============    ===============   ===============

  Interest and other income                              6,507             24,559             31,084            42,319
  Interest expense and other expense                   (77,982)            (1,309)           (25,002)           (6,828)



                                                    --------------    ---------------    ---------------   ---------------
  Loss before income taxes                            (481,303)          (507,274)          (763,925)         (924,175)
                                                    ==============    ===============    ===============   ===============

   Income Taxes                                             (5)           (37,714)            (1,610)          (57,605)

                                                    --------------    ---------------    ---------------   ---------------
   Net Loss                                         $ (481,308)        $ (544,988)         $(765,535)        $(981,780)
                                                    ==============    ===============    ===============   ===============

Net loss per common share - basic and fully diluted     $(0.04)            $(0.04)            $(0.06)           $(0.08)
                                                    --------------    ---------------    ---------------   ---------------
Weighted Average Number of Common shares             12,960,932         12,932,004         12,950,828        11,788,335
outstanding
                                                    ==============    ===============    ===============   ===============

                                          AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOW

                                                                                          Six months ended
                                                                                           September 30,
                                                                              -----------------------------------------
                                                                                    2000                   1999
                                                                              -----------------      ------------------

                                                                                (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                       $(765,535)              $(981,780)
  Adjustments to reconcile net loss to net
   cash used for operating activities
    Loss on disposal of property, equipment                                               -                    364
    Depreciation and amortization                                                    37,278                 40,572
    Amortization of Deferred Compensation                                            51,750                      -

    Non-Cash Bonus Compensation                                                      24,000                      -

    Issuance of Common Stock for Services                                            22,499

  Changes in assets and liabilities
   Accounts receivable                                                            (163,516)               (73,892)
   Inventories                                                                       40,721               (14,138)
   Prepaid expense and other assets                                                     926                (7,800)
   Accounts Payable and accrued liabilities                                         188,271                 12,326
                                                                              -----------------      ------------------

Net cash provided by operating activities                                         (563,606)            (1,024,348)

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash                                                                   (141,869)                 34,074
Acquisition of property and equipment                                              (21,393)               (11,678)
Proceeds from sale of property and equipment                                              -                    600

                                                                              -----------------      ------------------

Net cash used in investing activities                                             (163,262)                 22,996

CASH FLOW FROM FINANCING ACTIVITIES
                                                                                                                 -
Payment on capitalized lease                                                              -                (3,878)

Proceeds from long-term debt                                                        494,060                      -
Proceeds from note payable                                                                -              (122,744)
Payment on note payable                                                             326,693                      -
                                                                                                                 -
Proceeds from Issuance of common stock                                              147,751                241,002
                                                                              -----------------      ------------------

Net Cash provided by financing activities                                           968,504                114,380
Effect of exchange rate change on cash and cash equivalents                         (1,742)                (4,600)
Net Increase/Decrease in cash and cash equivalents                                  239,894              (891,572)
                                                                              -----------------      ------------------
Cash and cash equivalent at beginning of period                                     309,894              2,012,603
                                                                              -----------------      ------------------
Cash and cash equivalent at end of period                                         $ 549,788             $1,121,031
                                                                              =================      ==================


Difference

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest                                                                           25,002                  6,828
  Income Tax                                                                          1,610                 57,605

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capitalized lease                        38,302                      -
Issuance of common stock in exchange for services                                    22,449                      -


                                              AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 SIX MONTHS ENDED SEPTEMBER 30, 2000
                                                             (UNAUDITED)

                                                                                                          ACCUMULATED      TOTAL
                             CONVERTIBLE                         ADDITIONAL                                  OTHER     STOCKHOLDERS'
                           PREFERRED STOCK     COMMON STOCK       PAID-IN    ACCUMULATED  COMPREHENSIVE  COMPREHENSIVE    EQUITY
                           SHARES  AMOUNT    SHARES    AMOUNT     CAPITAL      DEFICIT    INCOME/(LOSS)  INCOME/(LOSS)   (DEFICIT)

Balance at April 1,
2000                    1,825,000  $ 183  12,932,008  $ 1,293  $ 8,918,846  $(8,320,933)  $ (80,932)                     $ 518,457
  Net loss for the six
    ended September 30,
    2000                                                                       (765,535)                 $(765,535)      (765,535)
  Foreign currency
    translation
    adjustment                                                                               (1,742)        (1,742)        (1,742)
  Exercise of stock
    options                                  100,500      $10      $64,490                                                 $65,500
  Issuance of common
    stock for services                        10,000      $ 1     $ 22,499                                                 $22,500
  Amortization of
    deferred
    compensation
    expense                                                        $51,750                                                 $51,750

  Issuance of shares
    for cash                                 214,500      $21     $107,229                                                $107,250


                        ----------------------------------------------------------------------------------------------------------
Balance at
September 30, 2000      1,825,000  $ 183  13,257,008  $ 1,325  $ 9,164,814  $(9,086,468)  $ (82,674)    $ (767,277)      $ (2,820)
                        ==========================================================================================================

                    AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   Unaudited Financial Statements

     The consolidated balance sheets as of Sep 30, 2000 and March 31, 2000, the consolidated statements of operations and cash flow for the three months and six months ended Sep 30, 2000 and Sep 30, 1999 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and result of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal periods ended March 31, 2000, included in the Form 10KSB filed by the Company on July 12, 2000.

2)   General

     On June 29, 1999, all former shareholders of Agate Technologies Inc., a California corporation (" Agate California") were issued shares in ARCA Corp, a New Jersey Corporation. ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restriction, except each share is convertible into 1.5 ARCA common shares. As a result, shareholder of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was considered to be an acquisition of ARCA by Agate-California (reverse-acquisition).

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

3)   Basis of Consolidation

     As of Sep 30, 2000, the consolidated financial statement accounts reflect the account of the Parent Company, Agate Technologies Inc., Delaware and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the financial statements.

Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended March 31, 2000 and which were audited and appear in the Form 10KSB concurrently filed by the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This report includes forward-looking statements relating to the business of the Company. Forward looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. Forward-looking statements are typically indicated by the use of words such as "will", "expects", "intends", and "believes". Examples of such statements include management's belief that bundled products sales will increase, the planned introduction of new products by ei Corporation, and the expectation that the Company's credit line will continue to provide cash availability. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates (b) the demand for its products and the stability of its suppliers (c) uninsurable risks and (d) general economic conditions. The Company disclaims any duty to update forward-looking statements, even if they become materially incorrect given subsequent events.


OVERVIEW

Agate Technologies Inc., a Delaware corporation, is a holding company and through its subsidiaries is engaged in (1) design and development of software solutions which enable cross PC platform connectivity, interoperability and scalability for device/data management (2) marketing and distribution of such software solutions, hardware, and services and those of third parties. The Company's business focus and product offerings are designed to provide "data-ready" , cost effective solutions which offer users in home and corporate computing environments , easy data accessibility and data mobility.

The Company is currently seeking to broaden its customer base and raise additional working capital to finance its sales and marketing activities, continuing product development and other operating expenses. There is, however, no assurance, that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all.


RESULTS OF OPERATIONS

The following discussion is for the three- and six-month periods ended September 30, 2000. The Company's certified public accountants have issued a "going concern" qualification in their audit opinion that expresses doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses and the current deficit in stockholders' equity and working capital.

The Company is in the process of seeking additional financing but there is no assurance that such financing will be obtained, or if and when obtained, will be on terms favorable to the Company and would be adequate to meet the Company's operating requirements to expand and increase its sales.

During the quarter ended September 30, 2000, the Company focussed on sales growth and reduced operating expenses as a result of its earlier cost cutting measures. Management, however, expects, that sales and marketing expenses are likely to increase in the forthcoming quarters to support anticipated sales growth.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999.

Net sales for the quarter period ended September 30, 2000 increased 49% to $569,412 compared to net sales of $380,793 for the quarter period ended September 30, 1999. Net sales is comprised of (1) licensing and service revenues and (2) bundled product sales. This increase was due to sales by ei Corporation of its USB digital drive products. As a result, bundled product sales accounted for 83% of total net sales for the quarter period ended September 30, 2000. Gross margin declined to 35% of total sales compared to 54% for the quarter ended September 30, 1999, due to this change in revenue mix which led to less revenue being generated by the higher margin licensing activity. Total operating expenses for the quarter ended September 30, 2000 were $606,731, a decrease of 17%, compared to total operating expenses of $734,722 for the quarter ended September 30, 1999.

The largest categories of costs and expenses were general and administrative expenses of $252,679, sales and marketing expenses of $236,719 and research and development expenses in the amount of $117,333. These expense categories compare with $316,910, $258,526 and $159,286 respectively in the quarter ended September 30, 1999. Overall operating expenses decreased owing to a lower head count and the use of part-time staff to support the Company's operations.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999.

Net sales for the six months ended September 30, 2000 increased by 12% to $832,433 compared with $740,524 for the six months ended September 30, 1999. The net operating loss for the six months ended September 30, 2000 narrowed to $770,007 compared to a net operating loss of $959,666 for the prior six-month period ended September 30, 1999, a decrease of $213,659 or 22%. Total operating expense for the six-month period ended September 30, 2000 was $1,179,944 compared with total operating expenses in the six months ended September 30,1999 of $1,471,620. This was a reduction of $291,676 or 20% . The largest categories of operating expenses in the six months ended September 30, 2000 were general and administrative expense in the amount of $480,373; sales and marketing expense in the amount of $466,660; and research and development expense in the amount of $232,910. For the six months ended September 30, 1999 these expenses were $618,468, $543,639 and $309,513 respectively.

The reduction of 20% in operating expenses from the previous six-month period was as a result of the implementation of cost cutting measures, reduction in permanent staff headcount which was replaced by part-time staff and the costs and fees related to the merger transaction which was effected in the prior six month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended September 30, 2000 was $563,606. This compares to net cash used in operating activities of $1,024,348 for the six months ended September 30, 1999. Net cash used in investing activities was $163,262 for the six months ended September 30, 2000. This compares to net cash provided by investing activities of $22,996 for the six months ended September 30, 1999. Net cash provided by financing activities was $968,504 in the six months ended September 30, 2000 compared to $114,380 for the comparable period ended September 30, 1999. Financing activities for the quarter ended September 30, 2000 consisted of an increase in bank financing of $494,060, short term loans from a shareholder and two officers of the Company in the amount of $326,693 and proceeds from issuance of common stock for $147,751. The short term notes had the following terms (1) $227,500 for six months expiring March 25, 2001 at a simple interest rate of 10% per annum (2) $50,000 at a simple interest rate of 10% per annum with repayment due on December 31, 2000 or earlier (3) $50,000 at the simple interest rate of 10% per annum with repayment due on December 31, 2000 or earlier.

The Company had a working capital deficit (current assets minus current liabilities) of $336,889 at September 30, 2000 compared to working capital of $349,124 at September 30, 1999. The reduction in working capital of $686,123 reflects the Company's utilization of its working capital to fund its operations. As at September 30, 2000, the Company had cash and cash equivalents on hand of $549,788 and other current assets of $771,980. Current liabilities as at September 30, 2000, were $1,658,657, of which $649,060 were bank loans and $328,018 were short term notes payable as described above. The Company had a line of credit from Chinatrust Bank (USA) in the amount of $800,000 of which $745,335 had been drawn down leaving a sum of $54,665 potentially remaining available. The total outstanding bank liabilities consisted of direct liabilities of $649,060 and contingent liabilities (representing outstanding letters of credit) of $105,275. This line of credit will expire on April 30, 2001

The Company's cash on hand as of September 30, 2000, would not be adequate to fund the Company's operations for the fiscal period ending March 31,2001, if the Company continued to use its cash in operating activities at the same rate as the quarter period ended September 30, 2000. The Company's several cost cutting methods, however, are expected to have the effect of somewhat reducing its use of cash in the third quarter. Management believes that its liquidity and capital resources are not adequate to support its planned operations at present levels for an extended period of time and is in the process of seeking additional equity or debt financing to increase its working capital and fund anticipated operations. There can be no assurance that the Company will be successful in obtaining additional financing or that any such additional financing the Company obtains will be on reasonable terms.

The Company currently does not have any material commitments for capital expenditures.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement as amended is effective for financial statements for periods beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") which the Company expects to adopt no later than the fourth quarter of fiscal 2001. SAB 101 provides guidance on revenue recognition issues. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees". The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.

In March 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus for web site development costs is effective July 1, 2000. The Company does not presently expect this Statement to have a material impact on its financial statements.

RISK AND OTHER FACTORS AFFECTING FUTURE RESULTS:

NEED FOR ADDITIONAL CAPITAL

The Company anticipates that its current cash balance will not be sufficient to meet the Company's capital requirements through March of 2001. There can be no assurance that the Company will be able to raise adequate funding to finance its ongoing operations. The Company is continuing its efforts to raise such financing. There can be no assurance that capital will be available on terms acceptable to the Company, if at all. The Company's operations would be severely constrained if it is unable to raise financing during the remainder of fiscal 2001. The Company will need Chinatrust Bank (USA) to renew its credit line or find another bank which will do so; otherwise the Company will need to raise the necessary supplemental cash to pay off such credit line when it expires on March 31, 2001.

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

MARKET ACCEPTANCE OF BUNDLED PRODUCTS

During the current quarter, ei Corporation increased its distribution channels for bundled products. The Company's bundled products are relatively new and unproven and need substantial marketing funds to create name brand awareness. There can be no assurance that there is a viable market for these products. The Company's marketing arm, ei Corporation is new. Even if there is a viable market for the Company's bundled products, there can be no assurance that ei Corporation can successfully penetrate such market. In this regard, unless the Company raises additional financing as described above, efforts of ei Corporation will continue to be constrained by a lack of resources to adequately promote the bundled products.

CONCENTRATION OF CONTROL

The Company is controlled in the majority by Francis Khoo and Vincent and Shirley Ooi through their individual ownership and ownership through Pacific Rim. As a result, these shareholders may be able to exercise significant influence over all matters involving shareholder approval, including the election of directors and approval of significant corporate transactions.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant extent upon a number of key management employees, in particular, upon Francis Khoo and Shirley Ooi.
Loss of the services of any one of them would be materially detrimental.
There can be no assurance that the Company will be successful in retaining these individuals and other key technical and management personnel.

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


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See description in the Company's 10-QSB filing for the first fiscal quarter ended June 30, 2000.

ITEM 2.  CHANGES IN SECURITIES

   (c)

          (i) The Company incurred an obligation to issue 2,500 shares of common stock to Wall Street Group in a private placement under an exemption from registration provided by Section 4(2) as stock based compensation.

          (ii) In September 15, 2000, the Company issued 214,500 shares of common stock to three individuals in a private placement under an exemption from registration provided by Rule 506 at $0.50 cents per share.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

            NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



ITEM 5.  OTHER INFORMATION

            NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) (i) Exhibit 10, form of stock purchase agreement used in the September, 2000, private placement described in Item 2(c)(ii), is included in this report.

               (ii) Exhibit 27, financial data schedule, is included in this report.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AGATE TECHNOLOGIES, INC.


Date: November 14, 2000                   By:
                                             -------------------------------
                                              Francis CS Khoo
                                              Chairman of the Board and CEO