Form 10QSB
period 2000-12-31
AGATE TECHNOLOGIES INC DE
filed 2001-02-14
CIK 1006762

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


The Company had 13,929,358 shares of common stock, par value $0.0001 per share outstanding as of December 31 2000.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

PART 1. FINANCIAL INFORMATION

             ITEM 1A.      FINANCIAL STATEMENTS

                    1) CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 (UNAUDITED) AND MARCH 31, 2000.

                    2) CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999.

                    3) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999.

                    4) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2000.

                    5)     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



PART 2. OTHER INFORMATION


           ITEM 1. LEGAL PROCEEDINGS

           ITEM 2. CHANGES IN SECURITIES

           ITEM 3. DEFAULTS UPON SENIOR SECRITIES

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           ITEM 5. OTHER INFORMATION

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART 1. FINANCIAL INFORMATION

                                     AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  December 31,           March 31,
                                                                                        2000                2000
                                                                              ---------------------   ---------------------

ASSETS                                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                         $  336,756              $  309,894
  Trade accounts receivables, less allowance
    for doubtful accounts $19,457.45                                                   425,616                 224,578
  Inventory                                                                            528,539                 360,606
  Other current assets and prepaids                                                     46,391                  65,377
                                                                              ---------------------   ---------------------
                            TOTAL CURRENT ASSETS                                     1,337,302                 960,455

  Restricted cash                                                                      392,208                  98,719
  Intangible asset, net                                                                 58,185                       -
  Property, furniture and equipment, net                                                90,018                  77,348
  Other Assets                                                                           7,450                   7,000
                                                                              ---------------------   ---------------------
                                TOTAL ASSETS                                         1,885,163               1,143,522
                                                                              =====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                  $  632,204              $  121,388
  Accrued liabilities                                                                  465,208                 333,618
  Note Payable, current portion                                                        327,763                   1,325
  Line of Credit                                                                       308,635                 155,000
  Obligation under capital lease, current portion                                       13,920                       -
                                                                              ---------------------   ---------------------
                          TOTAL CURRENT LIABILITIES                                  1,747,730                 611,331

  Long term debt, net of current portion                                                13,734                  13,734
  Obligation under capital lease, net of current portion                                20,900                       -
                                                                              ---------------------   ---------------------
                              TOTAL LIABILITIES                                      1,782,364                 625,065

STOCKHOLDERS' EQUITY
Convertible Preferred Stock, $0.0001 par value
  15,000,000 shares authorized

  Issued and outstanding shares: 1,825,000 at December 31,
    2000 and March 31, 2000                                                                183                     183
  Liquidation Preference $6,387,500

Common Stock, $0.0001 par value
  75,000,000 shares authorized

  Issued and outstanding shares: 13,928,857 at
    December 31, 2000 and 12,932,007 at March 31, 2000                                   1,393                   1,293

Common Stock Subscription Receivable                                                  (12,457)                       -

Additional paid in capital                                                           9,730,818               8,918,846
Accumulative foreign currency translation adjustment                                  (81,766)                (80,932)
Accumulated deficit                                                                (9,535,372)             (8,320,933)
                                                                              ---------------------   ---------------------
                         TOTAL STOCKHOLDERS' EQUITY                                    102,799                 518,457
                                                                              ---------------------   ---------------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,885,163              $1,143,522
                                                                              =====================   =====================

                                     AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                Three Months Ended                Nine Months Ended
                                                                     December 31,                   December 31,
                                                    ---------------------------------   --------------------------------------
                                                        2000                 1999             2000                1999
                                                    --------------  -----------------   -----------------  -------------------

                                                                 (Unaudited)                         (Unaudited)

Net sales                                           $  517,563           $ 344,284          $ 1,349,996         $ 1,084,807
Cost of sales                                         (435,182)          (110,582)            (857,678)           (339,152)
                                                    --------------  -----------------   ------------------  ------------------
Gross profit                                             82,381            233,702              492,318             745,655

Operating Expenses
  Research and development                            (195,089)          (240,147)            (675,463)           (888,604)
  Sales and marketing                                  (61,601)          (109,988)            (294,512)           (419,502)
  General and administrative                          (257,804)          (387,126)            (725,118)           (908,425)
  Write-back of discontinued operation                   -                 133,709             -                    133,709
  of wholly owned subsidiary
                                                    --------------  -----------------   ------------------  ------------------
Total Operating expenses                              (514,495)          (603,552)          (1,695,092)         (2,082,822)
                                                    --------------  -----------------   ------------------  ------------------

Operating loss                                        (432,114)          (369,850)          (1,202,774)         (1,337,167)

  Interest and other income                               1,042             17,460               32,126              55,180
  Interest expense and other expense                   (15,983)            (2,290)             (40,985)             (9,118)
                                                    --------------  -----------------   ------------------  ------------------


  Loss before income taxes                            (447,055)          (354,680)          (1,211,633)         (1,291,105)

   Income Taxes                                         (1,196)            (5,636)              (2,806)            (63,241)

                                                    --------------  -----------------   ------------------  ------------------
  Net Loss                                           $(448,251)         $(360,316)         $(1,214,439)        $(1,354,346)
                                                    ==============  =================   ==================  ==================

Net loss per common share - basic and fully diluted  $   (0.03)         $   (0.03)         $     (0.09)        $     (0.11)
                                                    --------------  -----------------   ------------------  ------------------
Weighted Average Number of Common shares             13,257,008         12,932,004           13,068,368          12,170,945
outstanding
                                                    --------------  -----------------   ------------------  ------------------



                                     AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOW

                                                                                         Nine months ended
                                                                                            December 31,
                                                                              -----------------------------------------
                                                                                    2000                   1999
                                                                              -----------------      ------------------

                                                                                (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                     $(1,214,439)            $(1,354,346)
  Adjustments to reconcile net loss to net
   cash used for operating activities
    Loss on disposal of property, equipment                                               -                    464
    Depreciation and amortization                                                    49,777                 59,362
    Translation Adjustment                                                            (834)                      -
  Changes in assets and liabilities
   Accounts receivable                                                            (201,038)               (38,119)
   Inventories                                                                    (167,933)               (11,995)
   Prepaid expense and other assets                                                  18,536                (5,963)
   Accounts Payable and accrued liabilities                                         642,406               (57,790)
                                                                              -----------------      ------------------

Net cash used in operating activities                                             (873,525)            (1,408,387)

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash                                                                   (293,489)                 35,534
Acquisition of property and equipment and intangibles                              (82,330)               (15,436)
Proceeds from sale of property and equipment                                              -                    600

                                                                              -----------------      ------------------

Net cash (used in) provided by investing activities                               (375,819)                 20,698

CASH FLOW FROM FINANCING ACTIVITIES
Payment from capitalized lease                                                      (3,482)                (6,327)
Proceeds from line of credit                                                        153,635                      -
Payment on  note payable                                                                  -              (173,456)
Proceeds from  note payable                                                         326,438                      -
Proceeds from Issuance of common stock                                              799,615                241,002
                                                                              -----------------      ------------------

Net Cash provided by financing activities                                         1,276,206                 61,219
                                                                              -----------------      ------------------
Net Increase/Decrease in cash and cash equivalents                                   26,862            (1,326,470)
Cash and cash equivalent at beginning of period                                     309,894              2,012,603
                                                                              -----------------      ------------------
Cash and cash equivalent at end of period                                         $ 336,756               $686,133
                                                                              =================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest                                                                          $40,985                 $8,203
  Income Tax                                                                         $1,600                $63,241

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capitalized lease                      $ 38,302                    $ -
Issuance of common stock in exchange for services                                  $ 22,500                    $ -
Issuance of common stock for note receivable                                       $ 12,457


                                     AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                          CONVERTIBLE
                                                        PREFERRED STOCK         COMMON STOCK          ADDITIONAL      ACCUMULATED
                                                        SHARES      AMOUNT     SHARES      AMOUNT   PAID-IN CAPITAL     DEFICIT
                                                      ---------     ------  ----------    -------   --------------- -------------
Balance at April 1, 2000                              1,825,000      $ 183  12,932,007    $ 1,293      $ 8,918,846  $ (8,320,933)
    Net loss for the nine months ended
    December 30, 2000                                                                                                 (1,214,439)
    Foreign currency translation adjustment

         Comprehensive Loss

    Exercise of stock options                                                  100,500         10           64,490
    Issuance of common stock for services                                       10,000         1            22,499
    Amortization of deferred compensation expense
      pertaining to stock options granted                                                                   51,750
    Issuance of shares for cash                                                214,500         22          107,228
    Issuance of Common Stock:
      For cash, less cash expenses
      of $105,778 and fees related to issuance
      of warrants with a fair value of $1,861,000                              671,850         67      (1,294,995)
      Issuance of warrants                                                                              1,861,000
      Common Stock subscribed                                                                             (12,457)
                                                     ----------------------------------------------------------------------------
Balance at December 31, 2000                          1,825,000     $  183  13,928,857    $ 1,393     $  9,718,360  $ (9,535,372)
                                                     ============================================================================

[LAST THREE COLUMNS OF TABLE CONTINUED BELOW]

                                                           OTHER                         STOCKHOLDERS'
                                                       COMPREHENSIVE    COMPREHENSIVE       EQUITY
                                                      INCOME / (LOSS)  INCOME / (LOSS)     (DEFICIT)
                                                      ---------------  ---------------   --------------
Balance at April 1, 2000                                     $(80,932)                        $ 518,457
    Net loss for the nine months ended
    December 30, 2000                                                      $(1,214,439)     (1,214,439)
    Foreign currency translation adjustment                      (834)            (834)           (834)
                                                                       ----------------
         Comprehensive Loss                                                $(1,215,273)
                                                                       ================
    Exercise of stock options                                                                    64,500

    Issuance of common stock for services                                                        22,500
    Amortization of deferred compensation expense
      pertaining to stock options granted                                                        51,750
    Issuance of Common Stock:                                                                   107,250
      For cash, less cash expenses
      of $105,778 and and fees related to issuance
      of warrants with a fair value of $1,861,000
      Issuance of warrants
      Common Stock subscribed                                                                   553,615
                                                     ---------------------------------------------------
Balance at December 31, 2000                             $    (81,766)                       $  102,798
                                                     ===================================================


                    AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       Unaudited Financial Statements

              The consolidated financial statements as of December 31 2000, and for the three-month and nine-month periods ended Dec 31 2000 and Dec 31, 1999 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and result of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal periods ended March 31, 2000, and the fiscal period ended December 31, 1999 included in the Form 10KSB filed by the Company on July 12, 2000 and August 14, 2000.

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

3)       Basis of Consolidation

              As of December 31, 2000, the consolidated financial statement accounts reflect the accounts of the parent company, Agate Technologies Inc., a Delaware corporation, and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the financial statements.


Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended March 31, 2000 and which were audited and appear in the Form 10KSB concurrently filed by the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The below discussion includes forward-looking statements relating to the business of the Company. Forward looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. Forward-looking statements are typically indicated by the use of words such as "will", "expects", "intends", and "believes". Examples of such statements include management's belief that bundled products sales will increase and that sales and marketing expenses are likely to grow to support anticipated sales growth, and the expectation that the

Company's credit line will continue to provide cash availability. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates (b) the demand for its products and the stability of its suppliers (c) uninsurable risks and (d) general economic conditions. The Company disclaims any duty to update forward looking statements, even if they become materially incorrect given subsequent events.


OVERVIEW

Agate Technologies Inc., a Delaware corporation, is a holding company and through its subsidiaries is engaged in (1) design and development of software solutions which enable cross PC platform connectivity, interoperability and scalability for device/data management (2) marketing and distribution of such software solutions, hardware, and services and those of third parties. The Company's business focus and product offerings are designed to provide "data-ready", cost effective solutions which offer users in home and corporate computing environments, easy data accessibility and data mobility.

The Company is currently seeking to broaden its customer base and raise additional working capital to finance its sales and marketing activities, continuing product development and other operating expenses. During the recent quarter, the Company raised net proceeds of $553,615 from the issue of 671,850 units representing one share of common stock at $1 and one six-month warrant exercisable at $1. The Company, however will require additional financing to fund its operations and to expand its sales and marketing activities as planned; there is no assurance that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all.

During the current quarter, the Company restructured its senior management team and hired three key personnel to strengthen its operations and business development. The hires included a President and COO, VP of International Marketing and VP, Strategy and Business Development. Mr. Yong Thye Lin, CEO of ei Corporation resigned. Mr. John Madigan, the newly appointed President and COO, will oversee the group's operations and business development.


RESULTS OF OPERATIONS

The following discussion is for the three-month and nine-month periods ended December 31 2000. The Company's certified public accountants have issued a "going concern" qualification in their audit opinion for the fiscal year ended March 31, 2000, that expresses doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses, a deficit in working capital. Although the Company has raised financing in the current quarter, the funds are not adequate to meet the Company's operating requirements to expand and increase its sales and marketing. The Company is in the process of seeking additional financing but there is no assurance that such financing will be obtained and that if obtained, such financing will be on terms favorable to the Company.

During the quarter ended December 31, 2000, the Company focused on sales growth and continued to implement cost-cutting measures to reduce operating expenses. Management, however, expects that sales and marketing expenses are likely to grow in the future to support anticipated sales growth.


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999.

Net sales for the quarter period ended December 31, 2000 increased 50% to $517,563 compared to net sales of $344,284 for the quarter period ended December 31, 1999. Net sales is comprised of (1) licensing and service revenues and (2) bundled product sales, less sales discounts, returns, inbound freight charges, and price protection. This increase was due to sales of the "Q" drive, a USB digital drive device sized like a key chain. The "Q" plugs into a computer's USB port and shows up as a hard drive. Anything can be stored on the device's flash memory (currently ranging from 16MB to 64MB). The 'Q' USB storage device expands the Company's product offering which focus on providing data ready solutions for the mobile user. The revenue mix showed 86% of net sales derived from bundled sales and 14% in licensing revenue in the current quarter as opposed to 59% from bundled sales and 41% from licensing revenue in the same quarter one year ago. The Company's subsidiary, ei Corporation, was unsuccessful in its development of the South America markets, which resulted in significant product returns of about $110,000. The reduction of higher margin licensing revenue combined with these product returns in the current quarter resulted in gross margin declining to 16% of net sales in the current quarter as compared to 68% of net sales for the quarter ended December 31 1999.

Total operating expenses for the quarter ended December 31,2000 were $514,495, a decrease of 30% compared to total operating expenses of $737,261 for the quarter ended December 31, 1999, (excluding write-back of discontinued operations). The Company was successful in reducing
                                     - 8 -
expenses in all three categories--research and development, sales and marketing, and general and administrative. Research and development expenses were reduced 19% from $240,167 to $195,089; sales and marketing expenses were reduced 44% from $109,988 to $61,601; and general and administrative expenses were reduced 33% from $387,126 to $257,804. Management, however, expects that sales and marketing expenses are likely to grow in the future to support anticipated sales growth.


The reduction in expenses and increased sales were not enough to offset the reduced gross margin. As a result, the net loss during the quarter increased almost 25% to $448,251 from $360,316 for the same period one year ago.


NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999.

Net sales for the nine months ended December 31, 2000 increased by 24% to $1,349,996 compared with $1,084,807 for the nine months ended December 31, 1999. For similar reasons as described above, the gross margin declined to 36% from 69% which reduced gross profit 34% from $745,655 to $492,318. However, the Company was nonetheless able to narrow the net operating loss for the nine months ended December 31, 2000 to $1,202,774 compared to a net operating loss of $1,337,167 for the comparative nine-month period ended December 31, 1999, a decrease of $134,393 or 10%. This was because total operating expense for the nine-month period ended December 31, 2000 were $1,695,092 compared with total operating expenses in the nine months ended December 31,1999 of $2,216,531 (excluding non-recurring write-back on discontinued operations). This was a reduction of $521,439 or 23%.

The reduction of 23% in operating expenses from the previous nine-month period was as a result of the implementation of cost cutting measures, reduction in permanent staff headcount which was replaced by part-time staff and the costs and fees related to the merger transaction which was effected in the prior nine month period ended December 31 1999. Research and development expenses were reduced 24% from $888,604 to $675,463; sales and marketing expenses were reduced 30% from $419,502 to $$294,512; and general and administrative expenses were reduced 20% from $908,425 to $725,118.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended December 31, 2000 was $873,525. This compares to net cash used in operating activities of $1,408,387 for the nine months ended December 31, 1999. Net cash used in investing activities was $375,819 for the nine months ended December 31, 2000. This compares to net cash provided by investing activities of $20,698 for the nine months ended December 31, 1999. Net cash provided by financing activities was $1,314,508 in the nine months ended December 31, 2000 compared to $61,219 for the comparable period ended December 31, 1999. Financing activities for the quarter ended December 31,2000 consisted of an equity financing which raised net proceeds of $553,615. This equity financing was effected through a private placement in which 671,850 units were issued at $1.00 per unit. Each unit consisted of one share of common stock and one six-month warrant with the exercise price of $1. The offering was closed on November 30 2000.

The Company had a working capital deficit (current assets minus current liabilities) of $410,428 as at December 31, 2000 compared to working capital of $349,124 as at March 31,2000. The reduction in working capital of $780,452 reflects the Company's utilization of its working capital to fund its operations. As at December 31, 2000,the Company had cash and cash equivalents on hand of $336,756 and other current assets of $1,000,546. Current liabilities at December 31, 2000 were $1,768,630 of which $308,635 were bank loans and $327,763 were short terms notes payable to shareholders and officers. The Company had a line of credit from Chinatrust Bank USA in the amount of $800,000 of which $784,415 had been drawn down leaving a sum of $15,585 potentially remaining available. The line of credit has an associated restricted cash account of $392,208. The total outstanding liabilities consisted of direct liabilities of $308,635 and contingent liabilities (representing outstanding letters of credit) of $475,780. This line of credit will expire on April 30 2001. Notwithstanding the breach of financial covenants, Chinatrust Bank USA has continued to extend the facility. The Company is in the process of negotiating to extend its line of credit which expires on April 30, 2001. There is no assurance that the line of credit will be continued on the same terms and conditions, or at all.

Even assuming an extension of the Chinatrust Bank USA credit line, if the Company continued to use its cash in operating activities at the same rate as the quarter period ended December 31, 2000, then the Company's cash on hand as of December 31 2000 would not be adequate to fund the Company's operations through June 30, 2001 unless the Company were to raise additional financing. As a result, management believes that its liquidity and capital resources are not adequate to support its planned operations at present levels for an extended period of time and is in the process of seeking additional equity or debt financing to increase its working capital and fund anticipated operations. There can be no assurance that the Company will be successful in obtaining such additional funding or that such funding, if obtained, will be on favorable terms.

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


RISK AND OTHER FACTORS AFFECTING FUTURE RESULTS:

NEED FOR ADDITIONAL CAPITAL

The Company anticipates that its current cash balance will not be sufficient to meet the Company's capital requirements through June 30, 2001. There can be no assurance that the Company will be able to raise adequate funding to finance its ongoing operations. The Company is continuing its efforts to raise such financing. There can be no assurance that capital will be available on terms acceptable to the Company, if at all. The Company's operations would be placed in jeopardy if it is unable to raise financing prior to June 30, 2001. The Company also will need Chinatrust Bank (USA) to renew its credit line or will need to find another bank which will do so; otherwise the Company will need to raise the necessary supplemental cash to pay off such credit line when it expires on April 30, 2001. The credit line was drawn down to $784,415, with $392,208 associated restricted cash, as of December 31, 2000.

RECENT AND EXPECTED LOSSES

From inception, the Company has never been profitable. There can be no assurance that it ever will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. The Company has seen reduced gross margins as it has shifted its source of revenue from licensing to bundled product sales. There can be no assurance that the Company will be able to generate satisfactory gross margins from products such as the 'Q' drive in the future.


MARKET ACCEPTANCE OF BUNDLED PRODUCTS

During the current quarter, the Company expanded its product offerings and launched the 'Q' drive. The Company's bundled products are relatively new and unproven and need substantial marketing funds to create name brand awareness. There can be no assurance that there is a viable market for these products. The Company's marketing arm, ei Corporation is new. Even if there is a viable market for the Company's bundled products, there can be no assurance that ei Corporation can successfully penetrate such market. In this regard, unless the Company raises additional financing as described above, efforts of ei Corporation will continue to be constrained by a lack of resources to adequately promote the bundled products.

CONCENTRATION OF CONTROL

The Company is controlled in the majority by Francis Khoo and Shirley Ooi through their individual ownership and ownership through Pacific Rim. As a result, these shareholders may be able to exercise significant influence over all matters involving shareholder approval, including the election of directors and approval of significant corporate transactions.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant extent upon a number of key management employees, in particular, upon Francis Khoo and Shirley Ooi. Loss of the services of any one of them would be materially detrimental. There can be no assurance that the Company will be successful in retaining these individuals and other key technical and management personnel.

PERSONNEL RECRUITMENT

During the most recent quarter, the Company recruited its President and COO. In addition, The Company intends to recruit a chief technologist to architect and direct its technology development. The Company recognizes the difficulty of recruiting such talent and there can be no assurance that such person will be located. Also the Company needs to retain current and recruit additional engineering talent which is difficult in the intensely competitive job market of Silicon Valley. If the Company is unable to obtain and retain highly skilled individuals to fulfill technical and managerial functions, the Company's business and financial condition may be materially affected.

SUPPLY RELATIONSHIPS WITH THIRD PARTIES

The Company will be dependent upon the hardware products of third parties for its products that are "bundled" with other products for sale. Further, as an extension to its existing software engineering team, Company also relies on independent software contractors and consultants for certain development work. There is no assurance that the relationship between the Company and the third parties will continue to be beneficial to the Company. There can be no assurance that the third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, or that the third party products will not contain defects or errors. The Company may experience lost revenues due to the third party's delay in correcting defects in their products, delay in getting an adequate supply of their products to the Company, or from any resulting loss of market share.

TECHNOLOGICAL CHANGE AND MARKET COMPETITION

Competition in the data storage industry continues to be intense. The industry is characterized by changing technologies and customer demands for new products. Third parties could develop products and technologies which cause those of the Company to become obsolete. Most of the Company's competitors have significantly greater financial, development, marketing and other resources than the Company. In light of the intense competition in the industry, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance. The Company's future is largely dependent on development of new products including, for example, DRS product, Web service, and new 'Q' drive versions and related software applications. These products and services are in varying stages of development and there can be no assurance that development of these products and services will be successfully or timely completed.

MINIMAL MARKET IN AGATE STOCK

Approximately 25,000 shares of the Company's stock changed hands every trading day during the quarter ended December 31, 2000, as the OTCBB trading volume averaged approximately 50,000 shares. There can be no assurance that trading will remain at this level or that a more material trading market will develop for the Company's stock. The lack of more active trading may cause a hesitance to purchase Company shares on the part of potential shareholders due to the perceived illiquidity of the shares, thereby perpetuating the lack of a market in the stock and a corresponding artificial depression in value of Company stock.

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

FOREIGN CURRENCY FLUCTUATIONS

As the Company's foreign operations grow and receipt of foreign revenues increase, the Company becomes more vulnerable to exchange rate fluctuations. The Company may in the future hedge against this risk.

SUPPLY OF PUBLIC STOCK

Currently, outstanding common shares of 13,928,858 are available for trading in the public market under SEC rules. The large availability of shares for trading could affect the market adversely and drive the market price down.

SUBORDINATION

The Company's common stock is subordinate to its 1,825,000 shares of outstanding Series A Preferred Stock. In addition, the Company's common stock will be subordinate to any future preferred stock that the Company creates and issues. No vote of the Company's common shareholders is required to issue preferred stock.

MANUFACTURING

The Company's new "Q" drive, USB device is sole sourced. The Company attempts to reduce the adverse impact a problem with the supplier could cause by maintaining a safety stock; however, there can be no assurance that the Company would be able to replace the supplier before its safety stock runs out.

GENERAL

The Company's business is subject to general economic conditions, interest rate changes and uninsurable risks.


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


The Company's now defunct Malaysian subsidiary was sued in 1998 in Industrial Court in Malaysia by its former CEO for back wages from about June, 1997, and reinstatement from July, 1998, which, if granted, would most likely result in monetary damages against the subsidiary. As the subsidiary has no assets or funds, this former employee has attempted to add the Company's subsidiary Agate-California to the suit. The Company learned during January, 2000 that her application was granted by the Malaysian High Court during December so that Agate-California has been added as a party to the Industrial Court action. The Company contends that this former employee voluntarily resigned and is therefore not entitled to reinstatement and that she purposefully did not pay herself the back wages and is now not entitled to their payment. The salary rate of the former employee is also in dispute, ranging from about $4,000 to about $10,000 per month. The Company believes that this former employee is the beneficial owner of a corporation which owns stock in the Company and this former employee or such corporation owns shares in the Company's holding company Pacific Rim Trading Ltd. Combining these interests on a pecuniary basis results in the former employee beneficially owning more than five percent (5%) of the Company's outstanding stock.


ITEM 2.  CHANGES IN SECURITIES

   (c)

                 (i) The Company incurred an obligation to issue 671,850 units to various accredited private investors in a Regulation D Rule 506 private placement which closed on November 30 2000. The units were sold at a purchase price of $1.00 per unity and consisted of one share of common stock and one six-month warrant to purchase common stock with an exercise price of $1.00. The placement agent for the best efforts offering was Chicago Investment Group which received a 15% cash commission.

                 (ii) In relation to the above-described unit offering, the Company also incurred an obligation to issue 500,000 shares of common stock to Morse Financial as an investment banking fee for the placement, subject to certain terms and conditions. In addition, the Company incurred an obligation, subject to certain terms and conditions, to issue to Morse Financial 18-month warrants to purchase 671,850 shares of common stock with an exercise price of $1.50.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
               (10)  Material Contracts
                  10.1   Subscription Agreement used in Unit Private Placement
                  10.2   Warrant Agreement from Unit Private Placement
                  10.3   Placement Agent Agreement with Chicago Investment Group
                  10.4   Letter Agreement with Morse Financial
         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AGATE TECHNOLOGIES, INC.


Date: February 13, 2001                       /s/ Francis CS Khoo
                                              ----------------------------------
                                          By: Francis CS Khoo
                                              Chairman of the Board and CEO