Form 10KSB40
period 2001-03-31
AGATE TECHNOLOGIES INC DE
filed 2001-06-29
CIK 1006762

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended:                        Commission File Number
March 31, 2001                                    333-5278-NY


                           Agate Technologies, Inc.
                (Name of small business issuer in its charter)

            Delaware                              94-3334052
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification number)


16000 Carmenita Road
Cerritos, California                              90703
(Address of Principal Executive Offices)          (Zip Code)


Issuer's telephone number: (562) 483-1095
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X; No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for the most recent fiscal year. $1,761,736

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 22, 2001 was $7,052,594. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 14,105,187 shares of common stock $.0001 par value outstanding as of June 22, 2001.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes  ; No X

                                  ADVISEMENT

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about its business and its industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

     . whether or not our newer products are accepted by the marketplace and the pace of any such acceptance,

     .  our ability to raise additional capital to continue our operations,

     . our ability to successfully defend any claims of infringement alleged against us relating to our current or future products,

     .  improvements in the technologies of our competitors,

     .  changing economic conditions,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Agate Technologies, Inc. (referred to in this discussion as "the Company") is a holding company and through its subsidiaries is engaged in the design, development and marketing of software solutions, associated hardware, and services enabling cross PC (personal computer) platform connectivity, making it easier for data and device sharing and reducing computer downtime. The Company's business focus and product offerings include plug and play software, components for hot swap solutions, peripheral products for data back-up, instant data recovery and USB digital storage devices and applications.

Agate Technologies, Inc., a California corporation, was incorporated in January 1996 and pioneered the first real application of "plug and play" software technology for swapping of storage peripherals for IDE and ATAPI interfaces. This technology eliminated the need to restart and reconfigure the computer system whenever a peripheral device was inserted or removed from the computer. Since then, hot swapping to IDE peripherals has become a standard in mobile devices. Currently more than a million notebook PCs use the Company's ProSwap(TM) software through royalty licenses granted to various PC manufacturers, including IBM, Acer, NEC, Hewlett Packard, Fujitsu and Siemens.

On June 29 1999, all former shareholders of Agate Technologies Inc., a California corporation ("Agate-California"), were issued shares in ARCA Corp., a New Jersey corporation ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share is convertible into 1.5 ARCA common shares. As a result of this transaction, shareholders of Agate California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. Accordingly, the transaction between ARCA and Agate-California is considered to be an acquisition of Agate-California by ARCA.

On June 30, 1999, ARCA was merged into its other wholly owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware"), in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that is identical in rights, preferences, privileges and restrictions to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware in exchange for one ARCA share. As a result of this transaction, Agate Technologies Inc., a Delaware corporation, became a publicly traded company on June 30, 1999.

The Company's principle offices are located at 16000 Carmenita Road, Cerritos, California 90703.

Business Overview

The Company is engaged in the design, development and marketing of data storage solutions and data management across PC platforms. The Company's business focus and product offerings include plug and play software, components for hot-swap solutions, peripheral products for data back-up, products allowing for instant data recovery and USB digital storage devices and related applications. The Company derives revenues from software licensing and products sold through retail distribution and direct telephone and Internet sales.

During 2000, the Company consolidated its operations and moved its headquarters and business operations from northern California to southern California, relocated its technical skill base from Asia to the United States, and hired a new executive team, including Mr. John Madigan as its President and Chief Operating Officer, to guide and strengthen operations and engineering. Most importantly, however, the Company launched its most innovative product, the Q-USB hard drive, which received significant editorial and product coverage in late 2000 and early 2001.

During 2000, the Company raised approximately $800,000 through a private placement of its securities. While this financing provided immediate funds for working capital, it was not adequate to meet the Company's long-term objectives as they relate to expanding product development and marketing. Although, the Company is now seeking further financing, there can be no assurance that the Company will be able to obtain such financing.

Products

The Company's products are marketed through a variety of methods, including participation in industry trade shows, conferences, publications, media promotion and via the Internet. The Company's products are sold to OEMs, VARs, and, through its website, directly to the end-user.

All of the Company's products are designed to be "DataReady(TM)", thus taking advantage of the plug and play capability to provide the following characteristics:

     . User-friendly plug and play - Plug and play software allows ready installation or removal of any storage device without requiring the user to shutdown the system and without requiring knowledge of the system's operations.

     .  Transportability - The products are inherently mobile.

     . Security - Security is enhanced through readily available auxiliary storage devices and data redundancy.

During 1997, the Company successfully developed its Tioman(TM) softwARe, the industry's first IDE hot swap software, which was licensed to manufacturers of notebook PCs, eventually creating a standard for notebook plug and play software.

From Tioman the Company developed a generic retail software called ProSwap, offering similar plug and play features across a broad platform of desktop and laptop PCs. ProSwap has become a core architecture for the development of other software applications. To date, the Company's Tioman and ProSwap software have been incorporated into over 1,000,000 notebook computers through OEM licensing agreements with notebook PC manufacturers such as Hewlett Packard, Acer, IBM
(Acer) NEC, Siemens and Trigem, as well as through direct Internet and retail sales.

In 1998, the Company developed the Hot Data Shuttle(TM) (HDS), a device bay which incorporates the Company's ProSwap software into a 5.25 inch generic PC device bay using a proprietary designed printed circuit board, a proprietary programmable ASIC chip and the Hot Data Xchange (TM) (HDX or HDXchange), a 3.5 inch form factor device bay for 2.5 inch hard disk drives. A "hot swap" is the replacement of a device with a similar device while the computer system using it remains in operation. Hot swap or hot insertion techniques allow applications to be instantaneously upgraded or expanded without affecting the rest of the system. Hot Data Shuttle and Hot Data Xchange enable plug and play functionality on IDE mass storage devices such as hard disk drives, zip drives and other storage media making devices readily interchangeable across various PC makes, models and platforms. The proprietary ASIC chip, that is the basis of the HDS and HDX together with Tioman, has broad applicability across PC platforms.

In 1999, the Company introduced the Personal Data Carrier(TM) (PDC) in conjunction with the HDXchange, a smaller form factor generic device bay that makes the contents of a 2.5-inch hard drive available to both notebook and desktop PCs. The PDC allows the user to carry up to 15 gigabytes or more of data in a shirt pocket, making it easier to transport and access or store away. The HDXchange's plug and play capability provided the connectivity to the desktop PC, making the

PDC portable and ideal for sharing data or device. Access to the data is now made immediately available via a standard PCMCIA while connectivity to the desktop is made possible by simply plugging the PDC into the Xchange bay of a PC.

In late 1999, the Company completed the development of its HotShadow(TM) software application. HotShadow enables an alternate or secondary storage device to mirror or "shadow" the contents of a computer's primary storage devices on a selective or ongoing basis much more rapidly than through a regular backup. HotShadow has the ability to replicate the computer's hard disk drive in quick time utilizing the Company's core software technology integrated with an instant recovery capability.

During 2000, the Company developed its Windows plug and play functionality and features to the then Linux 6.0 kernel platform.

Also during 2000, the HotShadow software led to the development and introduction of the Disaster Recovery System(TM) (DRS), a user friendly backup software known for its unique recovery solution. DRS is a combination of the Hot Shadow software, ProSwap software, and the Hot Data Shuttle. DRS backs-up the data on the hard drive in a few minutes. DRS for Notebooks allows a user to recover almost instantly from a hard disk crash by booting from the replicated drive without the need for re-configuration. DRS for Desktops was also introduced during 2000. When the computer user experiences a hard disk crash, DRS allows recovery almost instantly by providing a secondary storage device that can "take over" in real time. The DRS can be configured to meet various user needs, and storage capacity can extend to 20 gigabytes.

In late 2000, the Company released its Q-USB hard drives, which it believes is a superior alternative to using floppy disks for transporting and accessing data. The Q is small enough to fit on a key chain, will plug into any USB port, and comes in storage capacities of 16, 32 and 64 megabytes, making it possible to store up to fifty times more information than the standard 3.5 inch floppy disk. The Q appears on the computer as another hard drive, and allows the user to run applications, view video and photos, or play MP-3 files directly from it. The Q uses non-volatile flash memory, so that data can be safely stored and transported. This new category of device delivers highly mobile and convenient data storage and has received significant market interest. Currently, the Company offers the Q on Win 98, Win ME, Mac and Win2K platforms.

Industry Background

Management believes that the PC marketplace, which enjoyed significant growth in recent years, is now experiencing slower growth in the U.S. However it is estimated by IDC, an industry research and analyst company, as well as other industry sources, that spending for computers and computer peripherals in 2004 will exceed $53 billion, twice the amount spent in 1999. Therefore, management believes that there is still a significant market opportunity for portable devices.

The Company believes that USB peripherals will eventually become the standard, since the interface allows a new device to be added to a computer without having to add an adapter card or even having to turn the computer off. The USB interface is now included free-of-charge in all PCs, laptops, and other wireless devices. Management believes that ease in transporting data and increased speed in data transfer will drive the market for USB peripherals.

The market for hard drive storage is reported by IDC to be $25 billion in 1999 and is expected to grow to $33 billion in 2003. The Company's device bay solutions - Hot Data Xchange and Hot Data

Shuttle - target the replacement and aftermarket base of users who are typically sophisticated in using new technologies. Management believes that this aftermarket base holds continuing opportunity.

The market for USB hard drive peripherals is not yet defined, since these products have been only recently introduced. Whether or not these devices will gain market acceptance will depend on the cost of the device, the volatility of the flash memory used in the product, the supply and end-user migration. However, in 2000 over 50 million PCs were shipped in the U.S., most of them with floppy drives. If USB hard drive peripherals, such as the Q, find market acceptance due to their speed, storage capacity, and small size, they could replace floppy drives and floppy disks as the standard.

IDC estimates that packaged applications, such as sales force automation, graphics and medical, will represent a significant portion of the growth in the computer market. The usability of the Q device can be extended to vertical markets to offer integrated software solutions to certain market segments, such as automotive, financial, medical and security. The Company plans to achieve this by establishing direct relationships with companies in these industries as well as by working with developers and experts who market applications to companies in these industries.

Distribution and Manufacturing

In 1999 the Company incorporated a new operating subsidiary, ei Corporation, to market and distribute its bundled products and solutions through selective distribution, retail, and direct selling efforts to VARs and system integrators. ei Corporation introduced the Company's products through select national and regional distributors and retailers, such as Fry's, MidWest Micro, D&H Distribution and MicroCenter. In addition, ei Corporation entered into agreements with certain sales representative organizations to extend its sales to Europe and Latin America. However, ei Corporation's plans to broaden its distributor and retail relationships, both domestically and internationally, were limited due to the lack of adequate financial resources and unsustainable marketing and sales expenses relating to gaining entry into distribution relationships. As a result, by early 2001 the Company's management re-assessed ei Corporation's activities and, in an effort to decrease costs, downsized its operations. All of the Company's operating activities, including sales, now take place through its subsidiary, Agate Technologies Inc. (California).

During the last quarter of 2000 and continuing during the first quarter of 2001, the Q, the Company's USB digital hard drive products, were given significant press and media coverage. These products are sold through direct marketing, OEMs and certain distributors who private label them for their specific markets and customers. This approach enables the Company to keep control of the costs associated with marketing. The Company plans also to market all of its products through co-branding with appropriate partners, forming strategic alliances with partners who can address certain identified vertical markets, and direct marketing via the telephone and the Internet.

All of the Company's hardware components are outsourced and manufactured in Asia. Software integrated into the hardware products is developed internally.

Future Products And Services

The development of the Company's future products and services will depend on its ability to raise adequate funding to finance its research and development and marketing.

During 2000 the Company developed its Windows plug and play functionality and features to the then Linux 6.0 kernel platform. The Company planned to develop other products and solutions for the Linux platform, focusing on low-cost, ease of use, and cross PC platform data availability, and to that end filed a patent application for a Web portal that would integrate the Company's current range of removable solutions with the Internet. Unless it receives additional funding, however, the Company has no immediate plans to continue developing this project.

Competition

The market for the Company's products is highly competitive and characterized by rapid technological change, frequent new product introductions, evolving industry standards, unstable average selling prices and rapid product obsolescence. Many of the Company's competitors include large U.S. and international companies that have substantially greater financial, technical, marketing and other resources, greater access to component fabrication capacity, broader product lines and longer-standing relationships with customers than the Company has, which may limit the Company's ability to effectively compete with them. The Company seeks to compete by providing quality products and services at prices that compare favorably with those of its competitors. At this time, however, the Company does not represent a significant competitive presence in the industry.

Plug and play/hot-swap software is now routinely delivered by all major PC manufacturers. Currently, there are few new developments in this area, other than device updates. Also, storage and data back-up suppliers are numerous. Reliability and pricing are the major differentiating factors among these types of products.

In the new category of highly mobile USB digital storage devices, the Company believes that it competes primarily with M-Systems Flash Disk Pioneers Ltd., Trek and Qtek. These companies manufacture products that are similar in size and functionality to the Company's Q USB hard drive. Management believes that, if these types of products find acceptance in the marketplace and are not rendered obsolete by other products or methods providing similar data storage and transportability, they could replace the floppy disk.

Patents, Proprietary Technology and Other Intellectual Property

Because its proprietary technology and information is important to the Company, it relies on a combination of trade secret, copyright, trademark, and patent laws, together with confidentiality procedures and nondisclosure agreements, to establish and protect the proprietary rights and technology used in its products.

The Company also relies on unpatented proprietary know-how in developing its products, and employs various methods, including confidentiality agreements with employees, consultants and others, to protect its trade secrets and know-how.

Irrespective of the foregoing, the Company cannot be sure that these methods of protecting its proprietary technology, information and know-how will afford complete protection. Patents may not be enforceable or provide the Company with meaningful protection from competitors. If a competitor were to infringe the Company's patents, the costs of enforcing its patent rights might be substantial or even prohibitive. Likewise, the Company cannot be sure that others will not independently develop its trade secrets and know-how or obtain access to them.

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

In May 2001 the Company received a letter from a competitor demanding that it cease manufacture of the Q USB hard drive device. The letter alleges that the Q device infringes on a patent filed by the competitor for a similar type of digital storage device. The Company's legal counsel has determined that, based on the information currently available to the Company, it has not infringed because, among other reasons, providing a flash memory device having USB connectivity and functionality is not novel. Based on the foregoing, the Company has advised the competitor that it will continue to manufacture and sell the Q device.

The Company has two patent applications pending with the United States Patent and Trademark Office. These applications relate to the Company's "hotswap" technology and the Web2Drive Internet portal.

In June 1999, the Company filed a continuation to its November 1996 U.S. patent application covering certain aspects of its ProSwap technology (and specifically as it applies to IDE devices).

The Company owns various trademarks and trade names relating to its products lines.

Principal Suppliers

The Company's custom ASIC HotChip and its Q USB hard drive device are both sole sourced from single manufacturers. Any termination or significant disruption in the Company's relationship with these manufacturers or any material adverse change to the financial condition of either manufacturer could prevent the Company from filling customer orders in a timely manner and would have a material adverse effect on the Company's financial position and results of operation. Although management believes that its relationship with these manufacturers is good, there can be no assurance that these relationships will continue or that either of these manufacturers will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner. Although the Company attempts to reduce the adverse impact that problems with these suppliers could cause by maintaining a safety stock, there is no assurance that the Company would be able to replace the supplier before its safety stock was depleted.

Research and Development Spending

During the two most recent full-year fiscal periods ended March 31, 2001 and March 31, 2000, the Company spent $412,791 and $537,722 respectively on research and development activities. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11.

Employees

The Company currently has 14 employees, of whom 12 are full time and 2 are part time.

Compliance With Environmental Laws

Because of the nature of the Company's business, it does not believe that the costs and effects of compliance with environmental laws, whether federal, state or local, would be significant or even material.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company leases two facilities. Its corporate office and warehouse space, representing approximately 2,000 square feet, is located at 16000 Carmenita Road, Cerritos, California and is leased on a monthly basis for $1,750 per month. The Company's other operations, which include sales and marketing, technical support and engineering, are located in approximately 2,000 square feet at Suite 84, 1071 East 100 South, St. George, Utah. This lease will expire in December 2001. The current monthly rental payment is $1,203.80. The Company's relocation of its operations has significantly reduced its real property lease expenses. The Company believes that these facilities will be adequate to support its operations for the foreseeable future.

The Company does not invest in, nor does the Company intend in the future to invest in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, the Company is not a party to any material pending legal proceedings nor is any of its property subject to any such legal proceedings:

Agate Technologies Inc., a California corporation ("Agate"), is involved in two legal proceedings related to Jamilah Abu Bakar ("Bakar"), a former employee of Agate's Malaysian subsidiary, ATI Technologies (M) Sdn Bhd. ("ATI"). Agate is the plaintiff in a declaratory relief action pending in the Santa Clara County Superior Court entitled Agate Technologies Inc. v Jamilah Abu Bakar. In this
                        -------------------------------------------
action, Agate seeks a ruling that it is not obligated to pay damages or a portion of Bakar's salary or compensation for the period of time that she was employed by ATI. On April 24, 2001, the Court granted Bakar's motion to stay this action pending the adjudication of the following Malaysian action. Bakar is the plaintiff in an action pending before the Malaysian Industrial Court between Jamilah Bte Abu Bakar and ATI Technologies (M) Sdn Bhd, and Agate Technologies Inc. In this action, Bakar claims that she was constructively terminated from her position as executive director with ATI, and seeks monetary damages. On or about December 9, 2000, the Malaysian court granted Bakar's request to add Agate as a party defendant to this action. Agate believes that the order was improperly entered in violation of an agreement of the parties to toll legal action during an attempt to mediate their disputes. Bakar is the sole shareholder of a corporation that beneficially owns more than 5% of the Company's outstanding common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2001, either through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since June 30, 1999, the Company's common stock has been eligible for trading on the OTC Bulletin Board under the symbol "AGTE.OB." The Company's common stock began trading in the third quarter of 1999. No assurance can be given that the present market for the Company's common stock will continue or will be maintained.

The following table sets forth the range of the high and low bid information for shares of the Company's common stock during each of the calendar quarters identified below.


Quarter Ending               HIGH          LOW
--------------               ----          ---

March 31, 2000               $ 8.125       $ 1.25
June 30, 2000                $  4.50       $1.375
September 30, 2000           $  2.25       $  .75
December 31, 2000            $3.1875       $  .75

September 30, 1999           $  2.50       $ 1.25
December 31, 1999            $ 1.875       $0.812


The last price of the Company's common stock as reported on the OTC Electronic Bulletin Board on June 21, 2001 was $. 50. On such date the Company had 500 holders of record of the Company's common stock.

The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business.

In 1999, the Company sold 482,004 shares of its Common Stock at $ .50 per share, raising $241,002. This offering was made pursuant to an exemption granted by Rule 506 promulgated under the Securities Act of 1933. This offering was made solely to accredited investors.

In 2000, the Company sold 214,500 shares of Common Stock at $ .50 per share, raising $107,250. This offering was also made pursuant to an exemption granted by Rule 506 promulgated under the Securities Act of 1933. This offering was made solely to accredited investors.

In 2000, the Company also sold 859,450 shares of its Common Stock, with attached warrants, for $1.00 per unit. This offering was made through Chicago Investment Group, Inc. This offering was made pursuant to an exemption granted by Rule 506 promulgated under the Securities Act of 1933. This offering was made solely to accredited investors. Commissions, fees and expenses paid to the broker totaled 15% of the proceeds realized from the offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company is a holding company and through its subsidiaries is engaged in the design, development and marketing of data storage and data management hardware and software solutions and services enabling cross PC platform connectivity, making it easier for data and device sharing and reducing computer downtime. The Company's business focus and product offerings include plug and play software, components for hot swap solutions, peripheral products for data back-up, instant data recovery and USB digital storage devices and applications. The Company is currently seeking to expand its customer base and raise additional working capital in order to continue its development activity, broaden its marketing capability and fund other operating expenses.

The Company's fiscal year end is March 31.

Results Of Operations

Fiscal Years Ended March 31, 2001 And March 31, 2000.

Net sales for the year ended March 31, 2001 rose to $1,761,736 compared with net sales of $1,400,153 for the year ended March 31, 2000, an increase of 26%. Net sales for the year ended March 31, 2000 were derived from three basic groups of products, namely, bundled products which include software distribution and retail sales, HotChip sales to OEMs, and royalty and services income from licensing to OEMs. These groups accounted for 49%, 10% and 41% of all sales for the fiscal year ended March 31, 2000. During the fiscal year ended March 31, 2001, the Company introduced the Q USB hard drive device and certain product groups. Product groups consist of bundled products which include the Company's entire range of peripheral devices, including the new USB digital hard drive, and software licensing. There were no further sales of the HotChip to OEMs during the fiscal year ending March 31, 2001. For the year ended March 31, 2001, bundled products and software licensing accounted for 72% and 28%, respectively, of all net sales. This compares to 49% and 41%, respectively, for the fiscal year ended March 31, 2000.

The increase in lower margin for bundled product sales and the decrease in higher margin for royalty and service income attributed to a reduction in gross margin for the fiscal year ended March 31, 2001. In addition, the Company took a one-time inventory charge of $359,893 to reflect slow moving items. Gross profit fell to $313,499 for the fiscal year ended March 31, 2001, compared to $877,605 for the fiscal year ended March 31, 2000, a decrease of 64%. Excluding the inventory write-down, gross margin was $673,392, or 38% of sales.

Operating expenses decreased slightly in the year ended March 31, 2001 to $2,621,793 from $2,765,426 for the year ended March 31, 2000, a decrease of 5%. The decrease in operating expenses can be attributed primarily to the Company's tightened control on expenses and to an overall reduction of the workforce. Research and development expenses decreased to $412,791 for the year ended March 31, 2001 from $537,722 in the year ended March 31, 2000, a decrease of 23%. This decrease was mainly due to lowered costs of operations in Singapore, where the engineering team was located.

Sales and marketing expenses decreased to $1,116,593 for the year ended March 31, 2001 compared to $1,177,883 for the year ended March 31, 2000, a decrease of 5%. General and administrative expenses decreased to $1,092,409 for the year ended March 31, 2001 from $1,049,821 for the year ended March 31, 2000, a decrease of 4%. The decrease in general and administrative expenses was largely due to the reduction in rental costs associated with the relocation of the Company's facilities, which were realized in the latter part of the fiscal year.

Interest income and other income decreased to $28,930 for the year ended March 31, 2001 from $87,255 for the year ended March 31, 2000. This reflects a reduction in cash resources.

The Company's operating loss increased to $2,308,294 for the year ended March 31, 2001 from $1,887,821 for the year ended March 31, 2000, an increase in operating losses of $420,473 or 22%. For the year ended March 31, 2001 the Company had a net loss of $2,359,200 compared to a net loss of $1,872,328 for the year ended March 31, 2000, an increase of $486,872 or 26%. Management expects that its operating losses will decrease in the year ending March 31, 2002, as cost cutting measures like the relocation of its corporate offices and operations are realized in the full year ahead.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended March 31, 2001 was $1,581,903. This compares to net cash used in operating activities of $1,889,526 for the year ended March 31, 2000. Net cash used in investing activities was $363,115 for the year ended March 31, 2001. This compares to net cash provided by investing activities of $15,489 for the year ended March 31, 2000. Negative working capital (current assets minus current liabilities) was $1,438,538 at March 31, 2001 compared to working capital of $349,124 at March 31, 2000. The decrease in working capital of $1,787,662 or 512% reflects the Company's utilization of its working capital to fund its continuing losses from operations. The Company's cash assets include $404,802 that has been classified as "non-current assets" as it represents collateral for an outstanding bank loan in the amount of $799,485. The Company is currently in breach of certain financial covenants relating to the bank loan. The Company is negotiating with the lender for a term-out of the loan, and has proposed that the cash collateral will be used to reduce the outstanding balance of the loan. This will leave an outstanding loan balance of $394,683. Assuming partial payment of the loan with the cash collateral, the negative working capital would be $1,033,736. At March 31, 2001, the Company had cash and cash equivalents on hand of $61,899 and other current assets of $502,565. Current liabilities at March 31, 2001 were $2,003,002

The Company's cash on hand as of March 31, 2001 would not be adequate to fund the Company's operations for one quarter if the Company continued to use cash in operating activities at the same rate as in fiscal 2000. The Company has, however, reduced its cash used in operations through a variety of cost-cutting measures. The Company is currently negotiating with its lender to attempt to refinance its working capital line of credit. The Company is in the process of seeking additional equity or debt financing to increase its working capital and fund anticipated operations. There can be no assurance that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all. If it is unable to raise additional financing, in order to continue its operations the Company may be required to reduce its losses by cutting costs further through layoffs, or to raise money by other means such as technology licenses or consulting agreements. Even after implementing the foregoing, the Company may not have enough cash to continue to operate.

The Company currently does not have any material commitments for capital expenditures.

Limited Capital/Need for Additional Capital. The Company presently does not have sufficient operating capital to continue development and marketing of its products and services. Additional financing will be required to provide working capital for its continued operations. There can be no assurance that the Company will be able to obtain such financing on attractive terms, if at all.

Uncertain Market Acceptance. The Company's business is based on a perceived need for portable or transportable small-sized memory devices, suitable for linkage with all common computer hardware utilized by individual personal computer operators. The Company has undertaken no independent market study to determine whether or not the market will accept such products.

Recent and Expected Losses. From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it ever will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. During the fiscal years ended December 31, 1998, three months ended March 31, 1999 and year ended March 31, 2000 the Company incurred net pre-tax losses of $2,090,588, $541,272 and $1,811,521, respectively. During the nine month period from April 1, 2000 through December 31, 2000, the Company incurred a pre-tax net loss of $1,211,633. The Company's former auditors, Grant Thornton LLP, issued a "going concern" opinion for the Company's financials at March 31 2000. In that opinion, the auditor noted that the Company has sustained recurring losses, which raises substantial doubt about its ability to continue as a going concern.

Technological Change and Market Competition. Competition in the data storage industry continues to be intense. The industry is characterized by changing technologies and customer demands for new products. Third parties could develop products and technologies, which could cause the Company's products and technologies to become obsolete. Many of these competitors have considerably greater resources and abilities, greater marketing and sales capacity, established distribution networks, significant good will and global name recognition. As a result, these competitors may be in a better position than the Company to quickly respond to rapid technological change and consumer demand. Accordingly, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance. The Company's future is largely dependent on development of new products including, for example, its Q USB hard drive device, its enhancements and applications. These products and services are in varying stages of development and there can be no assurance that development of these products and services will be successfully or timely completed. See the section entitled "Competition", discussed at page 7.

Unproven and Evolving Business Model: While the Company has launched the new Q drive in the quarter ended December 2000, it intends to extend this technology to vertical applications to enhance product functionalities and usability to consumers. This is a novel and unproven business model, which may not be successful and will ultimately depend on consumer demand for such a product. The Company is aware of similar products that are currently available, and anticipates that any business model it develops will be subject to change. At this time it is impossible for management to predict the degree to which consumers will demand such a product or whether any potential market will be large enough to provide any meaningful revenue or profit for the Company. Successful implementation of this business model may also require the Company to enter into partnerships with OEMs and software solutions providers. There can be no assurance that the Company will find OEMs or software solutions providers willing to partner with it.

Dependence on One Manufacturer: Most of the Company's products, including the custom Q drives, are sole sourced. Any termination or significant disruption in the Company's relationship with a manufacturer or any material adverse change to the financial condition of a manufacturer could prevent the Company from filling customer orders in a timely manner and would have a material adverse effect on the Company's financial position and results of operation. Although management believes that its relationship with its manufacturers are good, there can be no assurance that these relationships will continue or that these manufacturers will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner. Although the Company attempts to reduce the adverse impact a problem with its suppliers could cause by maintaining a safety stock, there can be no assurance that the Company would be able to replace the supplier before its safety stock was depleted.

Supply Relationships With and Dependence on Third Parties: The Company will be dependent upon the hardware products of third parties for its products that are "bundled" with other products for sale. There can be no assurance that any relationship between the Company and any such third party will continue to be beneficial to the Company. There can also be no assurance that the third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company or that such third party products will not contain defects or errors. The Company may experience lost revenues due to the third party's delay in correcting defects in their products, delay in getting an adequate supply of their products to the Company, or from any resulting loss of market share.

Protection of Intellectual Property: The Company relies primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

A competitor has claimed infringement by the Company with respect to the Q USB hard drive device and others may claim infringement by the Company with respect to other current or future products. See the section entitled "Patents, Proprietary Technology and Other Intellectual Property" at page 7. The
Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements (including the notes thereto and the independent auditors' reports thereon) can be found on pages F-1 through F-24 immediately following the signature pages to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Grant Thornton LLP, the independent accountants who had been engaged by the Company as its principal accountants to audit the Company's consolidated financial statements, was dismissed effective April 27, 2001. On April 27, 2001, the Company engaged Singer Lewak Greenbaum & Goldstein LLP as the Company's new principal independent accountants to audit the Company's consolidated financial statements for the year ending March 31, 2001.

The decision to change the Company's independent accountants from Grant Thornton LLP to Singer Lewak Greenbaum & Goldstein LLP was approved by the Company's Board of Directors.

The report of Grant Thornton LLP on the financial statements of the Company as of and for the year ended March 31, 2000 did not contain an adverse opinion, or a disclaimer of opinion, however the report was modified as to the Company's ability to continue as a going concern. During the one-year period ended March 31, 2000, and the interim period from April 1, 2000 through the date of dismissal of Grant Thornton LLP, the Company did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Prior to engaging Singer Lewak Greenbaum & Goldstein LLP, the Company had not consulted Singer Lewak Greenbaum & Goldstein LLP, regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers and directors of the Company and their ages are as follows:


Name                      Age      Position

Mr. Francis Khoo          59       Chairman of the Board
                                        and Chief Executive Officer
Ms. Shirley Ooi           49       Chief Financial Officer and Director

Mr. John Madigan          43  President and Chief Technology Officer

MR. FRANCIS KHOO has served as Chairman of the Board and Chief Executive
Officer since the Company started in January 1996. Beginning in the last quarter of 1995, Mr. Khoo worked with Pacific Rim Trading Co., Ltd. to organize the investment in and formation of the Company. Before that, Mr. Khoo obtained a broad range of experience and knowledge in the investment and financial services industry. He has followed this up by becoming involved with several emerging growth businesses. His career in financial services includes senior assignments at Bank of America, Dean Reynolds and Shearson Lehman. In 1991, Mr. Khoo became an entrepreneur and was both investor and director of a private US company that ultimately went public.

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

MR. JOHN MADIGAN has served as President and Chief Operating Officer since December 2000. Prior to joining the Company, Mr. Madigan served as Vice President, Marketing-Small and Medium Business for Toshiba America Information Systems. From 1992 to 1999, Mr. Madigan worked with IBM Corporation and served in various capacities in marketing and product planning for mobile computing, small and medium businesses and large enterprise divisions. In 1998, Mr. Madigan received an MBA from Duke University.

Messrs. Khoo and Madigan and Ms. Ooi have entered into Confidentiality and Intellectual Property Agreements with the Company assigning ownership of inventions they make to the Company and agreeing to maintain the Company's proprietary information confidential.

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

                                                                     LONG TERM COMPENSATION
                                                                     ----------------------
                      ANNUAL COMPENSATION                        AWARDS/PAYOUTS
                  --------------------------------------------------------------

                                                     Other
                                                                    Securities       All Other
                                                     Annual         Underlying       Compen-
          Name and      Salary           Bonus       Compe          Options/          sation

          Principal Position       Year        ($)             ($)            n-           SARs(1)            ($)
          ------------------      -----      -------         --------                     ----------      -----------
                                                                            sation
                                                                              ($)
          Chief Executive
          Officer
          Francis Khoo             2000      $129,600          ---         $22,440             ---           ---
          Director and CEO         1999      $129,600          ---          20,880         150,000           ---
                                   1998      $127,095          ---          15,100             ---           ---

          Chief Operating
          Officer
          John Madigan             2000      $180,000                          ---
          President and COO        1999                                        ---             ---           ---
                                   1998           ---          ---             ---             ---           ---

          Chief Financial
          Officer
          Shirley Ooi              2000      $108,000          ---         $14,940             ---           ---
          Director and CFO         1999      $108,000          ---         $19,500         100,000           ---
                                   1998      $106,663          ---         $19,500             ---           ---

(1) The options vest at the rate of 2-1/12% per month over four years from their date of grant.

(2) Mr. John Madigan became an officer of the Company on December 20, 2000. His annual salary is $180,000. Of the 645,000 stock options granted to him at an exercise price of $ .44 per share, 70,000 options vest in six months, 161,250 vest in 12 months, and the balance vest over the remaining three years on a monthly basis. In addition, Mr. Madigan will receive an annual bonus of $100,000 subject to the Company's achieving certain performance milestones.

Option Grants

The following table sets forth information with respect to the named executive officers concerning the grants of options during the fiscal year ended March 31, 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               Number of              % of Total
                               Securities             Options Granted
                               Underlying             to Employees in        Exercise or Base
          Name                 Option Granted         Fiscal Year            Price                Expiration Date
          Francis Khoo            200,000                  16.3%               $.44 share         March 30, 2011
          Shirley Ooi             200,000                  16.3%               $.44 share         March 30, 2011
          John Madigan            645,000                  52.7%               $.44 share         December 20, 2010

Option Exercises and Fiscal Year End Option Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the March 31, 2001 fiscal year. The Company has never granted any stock appreciation rights.

  AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS VALUES:

                                                                  Number of Securities
                                                                  Underlying Unexercised      Value of Unexercised in
                     Shares Acquired                              Options at FY End           the Money Options at FY End
Name                 on Exercise           Value Realized         Exercisable/Unexercisable   Exercisable/Unexercisable
Francis Khoo               0                     0                     804,688/70,312             $162,000/$0
Shirley Ooi                0                     0                     609,375/40,625             $108,000/$0
John Madigan               0                     0                          0/645,000                   $0/$0

(1) In accordance with SEC rules, values are calculated by subtracting the exercised price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing bid price of the common stock on March 30, 2001, which was $0.4375 per share.

Mr. Khoo and Ms. Ooi are parties to employment agreements with the Company. These agreements provide for a base salary (currently $129,600 for Mr. Khoo and $108,000 for Ms. Ooi), to be increased each April for cost of living. In addition, Mr. Khoo receives an automobile allowance. Mr. Khoo and and Ms Ooi are to receive a bonus equal to 2% of the Company's net profits capped at $500,000. To date, no bonuses have been paid as the Company has not been profitable.

The Employment Agreements for Mr. Khoo and Ms. Ooi provide that termination without cause results in six months severance pay, termination with cause results in three months severance pay, and termination for malfeasance results in no severance pay. Mr. Khoo and Ms. Ooi also receive a housing allowance of up to $2,600 per month, airfare twice per year for home leave to Singapore, and the costs of storing belongings in Singapore and relocating to Singapore when their employment with the Company terminates. In addition, there are provisions for tax equalization and payment for tax preparation services by personal accountants.

In December 2000 the Company made an offer of employment to Mr. John Madigan. Mr. Madigan is the company's President and Chief Operating Officer. His annual salary is $180,000. He may earn a bonus of $100,000, subject to the achievement of operating and financial objectives and growth targets established by the Board of Directors. Mr. Madigan was given a relocation advance of $20,000, which must be repaid to the Company if he leaves his employment for any reason prior to January 1, 2002. Mr. Madigan received a grant of 30,000 shares of Common Stock upon commencement of his employment, and an option to acquire an additional 645,000 shares of Common Stock. The option vests as follows: Mr. Madigan will be entitled to purchase 70,000 shares of the Company's Common Stock six months from his date of hire, an additional 161,240 shares of the Company's Common Stock one year from the date of hire, and 413,750 shares of Common Stock over the remaining three year period, with monthly vesting. The exercise price for the option was the closing market price of the Company's Common Stock on the date of grant. Mr. Madigan may receive severance benefits if the Company terminates his employment after one year's employment. If the Company terminates Mr. Madigan's employment without cause, he shall be entitled to receive his current salary for a period of six months. If Mr. Madigan's employment is terminated for cause (not including malfeasance), he shall be entitled to receive his current salary for a period of three months. If Mr. Madigan's employment is terminated for malfeasance, he shall not be entitled to severance benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's common stock as of June 22, 2001 for (a) each person known to the Company to be a five percent beneficial owner of the common stock; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                                                              Amount and             Percent
                                                                                         Nature of Beneficial          of
    Title of Class                    Name and Address                                     Ownership (1)              Class
----------------------  ------------------------------------------------------       -----------------------      -----------
Common Stock            Franics Khoo-Chief Executive Officer and Chairman
                        16000 Camenita Road
                        Cerritos, California 90703                                        1,003,063(2)(5)(8)          7.1%
Common Stock            Shirley Ooi-Chief Financial Officer and Director
                        16000 Carmenita Road
                        Cerritos, California 90703                                          727,875(3)(5)(8)          5.2%
                        John Madigan, President and Chief Operating Officer
                        16000 Carmenita Road
                        Cerritos, California 90703                                          100,000                    *
Common Stock            Pacific Rim Trading Ltd.(6)
                        c/o Acceptor Corporation Ltd.
                        12/th/ Floor, Ruttonjee Hous
                        11 Duddell Street
                        Hong Kong                                                         6,620,000(5)               46.9%
Common Stock            Just Gems, Inc
                        No. 36, Jalan Terasek Lapan
                        Bangsar Baru
                        59100 Kuala Lumpur
                        Malaysia                                                          1,125,000(5)(8)             8.0%
Common Stock            Pitisan Sdn Berhad
                        31 Jalan Riong
                        59100 Kuala Lumpur
                        Malaysia                                                          2,737,500(5)(7)            19.4%
All officers and
directors as a group
(includes holdings
under Pacific Rim
Trading Ltd.-See note
6 below.)                                                                                 8,450,938                    60%

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

(2) Includes 614,063 shares issuable upon exercise of options held by Mr. Khoo which are exercisable within 60 days of June 25, 2001. Does not include 60,937 shares subject to options that are not then exercisable.

(3) Includes 409,374 shares issuable upon exercise of options held by Ms. Ooi which are exercisable within 60 days of June 25, 2001. Does not include 40,625 shares subject to options that are not then exercisable.

(4) Includes 70,000 shares issuable upon exercise of an option held by Mr. Madigan which are exercisable within 60 days of June 25, 2001.

(5)  5% shareholder

(6) Pacific Rim Trading Co., Ltd., a BVI corporation, is a single asset holding company that owns 6,620,000 shares of the Company's common stock. Mr. Francis Khoo and Ms. Shirley Ooi are the sole directors of Pacific Rim Trading Co., Ltd. See note (8) below for certain information on stock ownership of Pacific Rim Trading Co, Ltd. by Company affiliates.

(7) Consists of shares issuable upon conversion of 1,825,000 shares of the Company's Series A Preferred Stock.

(8) Excludes any attribution of Company shares due to ownership of Pacific Rim Trading Co., Ltd. Shareholders of Pacific Rim Trading Co., Ltd. include Francis Khoo (21.6%), Shirley Ooi (21.6%), Vincent Ooi (7.3%), and Just Gems, Inc. and/or its shareholder (20%).

* Less than 1%

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

     10.20 Material Contracts: Employment Agreement with John Madigan follows page F-21 after the signature page to this Report.

     16.1 Letter on change in certifying accountant: Exhibit 16 to Registrant's Current Report on Form 8-K filed on May 2, 2001, is hereby incorporated by reference.

     21.1   Subsidiaries of the Registrant
     23.1   Consent of independent accountant

            (b) On May 2, 2001, the Company filed a Form 8-K relating to its decision to change its certifying accountant from Grant Thornton LLP to Singer Lewak Greenbaum & Goldstein LLP. During the one-year period ended March 31, 2000, and the interim period from April 1, 2000 through April 27, 2001, the date of dismissal of Grant Thornton LLP, the Company did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Prior to engaging Singer Lewak Greenbaum & Goldstein LLP, the Company did not consult Singer Lewak Greenbaum & Goldstein LLP regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AGATE TECHNOLOGIES, INC.



                              By: /s/ Francis Khoo
                                 -----------------------------

                                      Francis Khoo
                                      Chief Executive Officer


June 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                                 DATE
/s/ Francis Khoo
--------------------------------     Chief Executive Officer, Director     June 29, 2001
Francis Khoo

/s/ Shirley Ooi
--------------------------------     Chief Financial Officer, Director     June 29, 2001
Shirley Ooi

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                                  March 31, 2001

================================================================================

                                                                       Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                         F-3 - F-4

  Consolidated Statements of Operations and Comprehensive Loss          F-5

  Consolidated Statements of Shareholders' Equity (Deficit)          F-6 - F-7

  Consolidated Statements of Cash Flows                              F-8 - F-9

  Notes to Consolidated Financial Statements                        F-10 - F-24


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Agate Technologies, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Agate Technologies, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agate Technologies, Inc. and subsidiaries as of March 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, for the year ended March 31, 2001, the Company incurred a net loss of $2,359,200, and its net cash used in operating activities was $1,581,903. In addition, the Company's accumulated deficit was $10,680,133 as of March 31, 2001. Furthermore, since the Company has suffered recurring losses from operations, it is in violation of its financial covenants and borrowing base formula; therefore, the Company is in default on its line of credit. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 12, 2001

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                                  March 31, 2001

================================================================================

                                    ASSETS

Current assets
  Cash and cash equivalents                                      $   61,899
  Accounts receivable, net of allowance for doubtful accounts
     of $127,906                                                    314,086
  Inventory, net of obsolescence reserve of $371,633                174,262
  Prepaid expenses and other current assets                          14,217
                                                                 ----------

       Total current assets                                         564,464

Restricted cash                                                     404,802
Property and equipment, net                                          44,645
Software development costs, net                                      40,681
                                                                 ----------

          Total assets                                           $1,054,592
                                                                 ==========


  The accompanying notes are an integral part of these financial statements.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                                  March 31, 2001

================================================================================

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities
  Line of credit                                                   $    799,485
  Note payable                                                          227,500
  Current portion of time-share payable                                   1,155
  Accounts payable                                                      286,241
  Accrued compensation                                                  281,828
  Accrued closure provision                                             123,055
  Other accrued expenses                                                181,054
  Notes payable - related parties                                       102,684
                                                                   ------------

     Total current liabilities                                        2,003,002

Time-share payable, net of current portion                               12,579
                                                                   ------------

       Total liabilities                                              2,015,581
                                                                   ------------

Commitments and contingencies

Shareholders' deficit
  Convertible Series A preferred stock, $0.0001 par value
     15,000,000 shares authorized
     1,825,000 shares issued and outstanding                                183
  Common stock, $0.0001 par value
     75,000,000 shares authorized
     14,116,454 shares issued and outstanding                             1,412
  Additional paid-in capital                                          9,948,085
  Stock subscription                                                   (151,500)
  Accumulated other comprehensive loss                                  (79,036)
  Accumulated deficit                                               (10,680,133)
                                                                   ------------

       Total shareholders' deficit                                     (960,989)
                                                                   ------------

          Total liabilities and shareholders' deficit              $  1,054,592
                                                                   ============


  The accompanying notes are an integral part of these financial statements.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                   For the Years Ended March 31,

================================================================================

                                                          2001          2000
                                                      -----------   -----------
Revenue
  License revenue                                     $   497,954   $   572,310
  Sales revenue                                         1,263,782       827,843
                                                      -----------   -----------

     Total revenue                                      1,761,736     1,400,153

Cost of goods sold                                      1,448,237       522,548
                                                      -----------   -----------

Gross profit                                              313,499       877,605
                                                      -----------   -----------

Expenses
  Research and development                                412,791       537,722
  Sales and marketing                                   1,116,593     1,177,883
  General and administrative                            1,092,409     1,049,821
                                                      -----------   -----------

     Total expenses                                     2,621,793     2,765,426
                                                      -----------   -----------

Loss from operations                                   (2,308,294)   (1,887,821)
                                                      -----------   -----------

Other income (expense)
  Interest income and other income                         28,930        87,255
  Interest expense                                        (76,626)      (10,955)
                                                      -----------   -----------

     Total other income (expense)                         (47,696)       76,300
                                                      -----------   -----------

Loss before provision for income taxes                 (2,355,990)   (1,811,521)

Provision for income taxes                                  3,210        60,807
                                                      -----------   -----------

Net loss                                               (2,359,200)   (1,872,328)

Other comprehensive income (loss)
  Foreign currency translation adjustment                   1,896       (50,474)
                                                      -----------   -----------

Comprehensive loss                                    $(2,357,304)  $(1,922,802)
                                                      ===========   ===========

Basic and diluted loss per share                           $(0.18)       $(0.15)
                                                      ===========   ===========

Weighted-average shares outstanding                    13,337,572    12,360,170
                                                      ===========   ===========


  The accompanying notes are an integral part of these financial statements.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   For the Years Ended March 31,
================================================================================

                                                                                                           Accumulated
                                                                                                               Other
                                  Convertible                                                                 Compre-
                            Series A Preferred Stock       Common Stock         Additional                    hensive
                            ------------------------  ------------------------    Paid-In        Stock        Income
                               Shares      Amount       Shares       Amount       Capital    Subscription     (Loss)
                            -----------  -----------  ----------  ------------  -----------  ------------  ------------

Balance, March 31, 1999      2,075,000  $ 7,256,589   10,575,000  $ 1,188,068   $  234,663   $          -  $   (30,458)
Issuance of common stock
 for cash                                                482,004      241,002
Conversion of preferred
 stock into common
 stock                        (250,000)    (875,000)     375,000      875,000
Change in par value in
 connection with
 exchange of Agate-
 California stock for
 Agate-Delaware
  Preferred stock                        (6,381,406)                             6,381,406
  Common stock                                                     (2,302,927)   2,302,927
Issuance of Agate-
 Delaware common
 stock in exchange
 for common stock
 of ARCA Corp. upon
 merger with Agate-
 Delaware                                              1,500,000          150         (150)
Cumulative translation
 adjustment                                                                                                    (50,474)
Net loss
                            ---------    ----------   ----------  -----------   ----------   ------------  -----------
                            Accumulated
                              Deficit        Total
                            ------------  ------------
Balance, March 31, 1999    $ (6,448,605)  $ 2,200,257
Issuance of common stock
 for cash                                     241,002
Conversion of preferred
 stock into common
 stock                                              -
Change in par value in
 connection with
 exchange of Agate-
 California stock for
 Agate-Delaware
  Preferred stock                                   -
  Common stock                                      -
Issuance of Agate-
 Delaware common
 stock in exchange
 for common stock
 of ARCA Corp. upon
 merger with Agate-
 Delaware                                           -
Cumulative translation
 adjustment                                   (50,474)
Net loss                     (1,872,328)   (1,872,328)
                            -----------   -----------


  The accompanying notes are an integral part of these financial statements.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   For the Years Ended March 31,
================================================================================

                                                                                                         Accumulated
                                                                                                            Other
                                   Convertible                                                             Compre-
                            Series A Preferred Stock       Common Stock         Additional                 hensive
                            ------------------------  ------------------------    Paid-In        Stock      Income    Accumulated
                               Shares      Amount       Shares       Amount       Capital    Subscription   (Loss)       Deficit
                            -----------  -----------  ----------   -----------  -----------  ------------ ----------- -------------
Balance, March 31,
 2000                         1,825,000   $      183  12,932,004   $     1,293  $8,918,846   $        -   $ (80,932)  $ (8,320,933)
Common stock issued for
 cash, net of issuance
  costs of $133,917                                    1,073,950           108     832,675     (151,500)
Stock options exercised
 for cash                                                 40,500             4      40,496
Non-cash stock options
 exercised                                                60,000             6      23,994
Stock issued for services                                 10,000             1      22,499
Stock options issued for
 services                                                                          109,575
Cumulative translation
 adjustment                                                                                                   1,896
Net loss                                                                                                                (2,359,200)
                            -----------  -----------  ----------   -----------  ----------   ----------   ---------   -------------

Balance, March 31, 2001       1,825,000   $      183  14,116,454   $     1,412  $9,948,085   $ (151,500)  $ (79,036)  $ (10,680,133)
                            ===========  ===========  ==========   ===========  ==========   ==========   =========   =============

                                        Total
                                     ------------
Balance, March 31,
 2000                                $   518,457
Common stock issued for
 cash, net of issuance costs
 of $133,917                             681,283
Stock options exercised
 for cash                                 40,500
Non-cash stock options
 exercised                                24,000
Stock issued for services                 22,500
Stock options issued for
 services                                109,575
Cumulative translation
 adjustment                                1,896
Net loss                              (2,359,200)
                                     -----------

Balance, March 31, 2001              $  (960,989)
                                     ===========

The accompanying notes are an integral part of these financial statements.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   For the Years Ended March 31,

================================================================================

                                                                 2001          2000
                                                          -----------   -----------
Cash flows from operating activities
  Net loss                                                $(2,359,200)  $(1,872,328)
  Adjustments to reconcile net loss to net cash
     used in operating activities
       Loss on disposal of property and equipment                   -           (98)
       Depreciation and amortization of property and
          equipment                                            43,735        78,851
       Amortization of software development costs               5,319             -
       Provision for bad debts                                108,449             -
       Issuance of stock for services rendered                 22,500             -
       Issuance of stock as compensation                       24,000             -
       Issuance of stock options for services rendered        109,575             -
       (Increase) decrease in
          Account receivable                                 (197,957)      (30,045)
          Inventory                                           186,344        34,673
          Prepaid expenses and other current assets            51,160       (15,329)
          Other assets                                          7,000        20,925
       Increase (decrease) in
          Accounts payable                                    164,853       (10,480)
          Accrued compensation                                190,818        (5,756)
          Accrued closure provision                            (7,358)      (37,477)
          Other accrued expenses                               68,859       (52,462)
                                                          ===========   ===========

Net cash used in operating activities                      (1,581,903)   (1,889,526)
                                                          -----------   -----------

Cash flows from investing activities
  Restriction of cash                                        (306,083)       51,178
  Software development costs                                  (46,000)            -
  Proceeds from sale of property and equipment                      -         5,228
  Purchase of property and equipment                          (11,032)      (40,917)
                                                          -----------   -----------

Net cash provided by (used in) investing activities          (363,115)       15,489
                                                          -----------   -----------


  The accompanying notes are an integral part of these financial statements.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   For the Years Ended March 31,

================================================================================

                                                             2001          2000
                                                       ----------   -----------
Cash flows from financing activities
  Proceeds from line of credit                         $  644,485   $         -
  Repayments of line of credit                                  -        (5,158)
  Repayments of time-share payable                         (1,325)       (7,714)
  Net proceeds from notes payable                         227,500             -
  Net proceeds from notes payable - related parties       102,684             -
  Proceeds from the exercise of stock options              40,500             -
  Sales of common stock in private placements             815,200       241,002
  Issuance costs                                         (133,917)            -
  Principal payments on capital lease obligations               -        (6,328)
                                                       ----------   -----------

Net cash provided by financing activities               1,695,127       221,802
                                                       ----------   -----------

Cumulative translation adjustment                           1,896       (50,474)
                                                       ==========   ===========

Net decrease in cash and cash equivalents                (247,995)   (1,702,709)

Cash and cash equivalents, beginning of year              309,894     2,012,603
                                                       ----------   -----------

Cash and cash equivalents, end of year                 $   61,899   $   309,894
                                                       ==========   ===========


Supplemental disclosures of cash flow information

  Interest paid                                        $   54,174   $    10,955
                                                       ==========   ===========

  Income taxes paid                                    $    3,210   $    60,807
                                                       ==========   ===========

  The accompanying notes are an integral part of these financial statements.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     Agate Technologies, Inc. ("Agate-California") was incorporated in the state of California on January 17, 1996. It develops, designs, and markets removable storage devices and complementary software and licenses its technologies to other manufacturers.

     Pacific Rim Trading Limited ("Pacific Rim Trading") held 47% and 52% of Agate-California's common stock as of March 31, 2001 and 2000, respectively. If the Series A convertible preferred stock were to be converted into common stock, Pacific Rim Trading would hold less than 50% of Agate-California's common stock.

     On June 29, 1999, all former shareholders of Agate-California were issued series of stock in ARCA Corp. ("ARCA"), a non-operating public shell with no known assets or liabilities, in exchange for their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A preferred shareholder received an equal number of ARCA Series A preferred shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share is convertible into 1.5 ARCA common shares. As a result, Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was accounted for as a recapitalization of Agate-California. All references to the number of shares and amounts per share herein have been adjusted to reflect the effect of this 1.5 adjustment for all periods presented.

     On June 30, 1999, ARCA merged into its other wholly owned subsidiary, Agate Technologies, Inc., a Delaware Corporation, ("Agate-Delaware") in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A preferred stock that has identical rights, preferences, privileges, and restrictions as the ARCA Series A preferred stock. Each ARCA shareholder received one share of Agate-Delaware stock in exchange for each ARCA share of the same class. Agate-California remains a wholly owned subsidiary of Agate-Delaware.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Agate-Delaware and its wholly owned subsidiaries, Agate Technologies (California), Inc., ei Corporation, Agate International (Cayman) Ltd., Agate Technologies PTE Ltd., and ATI Technologies SDN: BHD (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended March 31, 2001, the Company incurred a net loss of $2,359,200, and its net cash used in operating activities was $1,581,903. In addition, the Company's accumulated deficit was $10,680,133 as of March 31, 2001. Furthermore, since the Company has suffered recurring losses from operations, it is in violation of its financial covenants and borrowing base formula; therefore, the Company is in default on its line of credit.

     Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include continued efforts to raise equity or debt capital until such a time that it is able to sustain profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Revenue Recognition
     -------------------
     Revenues on product sales are generally recognized when products are shipped, and license revenues are recognized when earned.

     Comprehensive Income
     --------------------
     For the year ended March 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

     Inventory
     ---------
     Inventory is stated at the lower of cost, which is calculated on a first-in, first-out basis or market. At March 31, 2001, inventory consisted solely of finished goods.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost. Depreciation for property and equipment is provided on a straight-line basis over an estimated useful life of generally three years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the life of the related asset or the lease term.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and accrued closure provision, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note payable, notes payable -related parties, and time-share payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities is substantially the same.

     Stock-Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

     Advertising Costs
     -----------------
     The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2001 and 2000 were $61,980 and $68,851, respectively.

     Income Taxes
     ------------
     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss per Share
     --------------
     The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

     Foreign Currency Exchange Gains and Losses
     ------------------------------------------
     The reporting currency for the Company is the United States dollar. The functional currencies of the Company's foreign subsidiaries are the Malaysian ringitt and the Singapore dollar. Subsidiaries' assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. The resulting cumulative translation adjustments are disclosed as a component of accumulative other comprehensive income (loss) in shareholders' equity. Foreign currency transaction gains and losses are recorded in the statements of operations and comprehensive loss as a component of general and administrative expense and have been immaterial for the periods presented.

     Reclassifications
     -----------------
     Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassification had no effect on reported net loss.

     Estimates
     ---------
     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain Risks and Concentrations
     --------------------------------
     The Company maintains cash balances, including its restricted cash, at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had $328,389 of uninsured cash at March 31, 2001.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Certain Risks and Concentrations (Continued)
     --------------------------------
     Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that the allowance provided at March 31, 2001 is sufficient.

     The Company's products include components subject to rapid technological change. Significant technological change could adversely affect the Company's operating results and subject the Company to product returns and inventory losses. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future. In addition, the Company's products are currently manufactured by a single supplier, and certain key components are currently available from only single sources.

     Four customers accounted for 23%, 21%, 18%, and 10% of the Company's net revenues for the year ended March 31, 2001. Two customers accounted for 14% and 10% of the Company's net revenues for the year ended March 31, 2000. At March 31, 2001, amounts due from two customers were 57% and 19% of accounts receivable.

     The Company has one major supplier which represented 62% and 93% of total purchases during the years ended March 31, 2001 and 2000, respectively.

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

     In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2001 consisted of the following:

          Time-share in a condominium                       $ 25,000
          Laboratory equipment                                10,865
          Computer hardware and software                     189,324
          Office equipment                                     6,124
          Furniture and fixtures                              42,660
          Leasehold improvements                               7,543
                                                            --------

                                                             281,516
          Less accumulated depreciation and amortization     236,871
                                                            --------

               Total                                        $ 44,645
                                                            ========
     Depreciation and amortization expense was $43,735 and $78,851 for the years ended March 31, 2001 and 2000, respectively.


NOTE 4 - SOFTWARE DEVELOPMENT COSTS

     Software development costs at March 31, 2001 consisted of the following:

          Software development costs                        $ 46,000
          Less accumulated amortization                        5,319
                                                            --------

            Total                                           $ 40,681
                                                            ========
     Amortization expense was $5,319 and $0 for the years ended March 31, 2001 and 2000, respectively.


NOTE 5 - LINE OF CREDIT

     The Company maintains a credit agreement with a financial institution, which provides for a revolving line of credit up to a maximum of $800,000. Advances are limited to a borrowing base of cash for 50% of the loan amount, 70% of eligible accounts receivable, and 40% of inventory, capped at $300,000. The line of credit is collateralized by cash for 50% of the balance and substantially all of the assets of the Company. In addition, the Company is required to comply with certain financial covenants. The line of credit bears interest at prime (8% at March 31, 2001), plus 1.25%. As of March 31, 2001, the Company's outstanding balance was $799,485, and the Company was in violation of its borrowing base formula and the financial covenants.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 5 - LINE OF CREDIT (Continued)

     The credit agreement expired on April 30, 2001.


NOTE 6 - NOTE PAYABLE

     The Company maintains a note payable, which bears interest at 10% per annum. Interest is payable monthly. The note payable matured on March 25, 2001. As of March 31, 2001, the amount due was $227,500, and an agreement has not been made to renew the loan.


NOTE 7 - NOTES PAYABLE - RELATED PARTIES

     Notes payable - related parties at March 31, 2001 consisted of the following:

     Note payable - officer, bearing interest at 10% per annum.  Interest
        is payable monthly.  The note payable matures on June 30, 2001.           $   51,342

     Note payable - officer, bearing interest at 10% per annum.  Interest
        is payable monthly. The note payable matures on June 30, 2001.            $   51,342
                                                                                  ----------

                                                                                     102,684
     Less current portion                                                            102,684
                                                                                  ----------

            Long-term portion                                                     $        -
                                                                                  ==========


NOTE 8 - TIME-SHARE PAYABLE

     The Company purchased a time-share interest in a condominium and financed the purchase with a loan. The loan bears interest at 14.36% per annum and is payable in equal monthly installments. The debt matures in June 2008.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 8 - TIME-SHARE PAYABLE (Continued)

     Future minimum principal payments under this loan agreement at March 31, 2001 were as follows:

                          Year Ending
                           March 31,
                          -----------

                              2002                                   $ 1,155
                              2003                                     1,335
                              2004                                     1,542
                              2005                                     1,781
                              2006                                     2,057
                              Thereafter                               5,864
                                                                     -------

                                Total                                $13,734
                                                                     =======

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     The Company leases a facility for one of its corporate offices on a month-to-month basis from an unrelated party. Monthly payments of $1,750 are required on this lease. The Company also leases an office, equipment, and apartments under non-cancelable operating leases, which expire through January 2005. Future minimum annual rental commitments under the non-cancelable operating leases at March 31, 2001 were as follows:

                        Year Ending
                         March 31,
                        -----------

                              2002                                   $45,584
                              2003                                    22,257
                              2004                                    13,610
                              2005                                     4,656
                                                                     -------

                              Total                                  $86,107
                                                                     =======

     Rent expense was $109,660 and $112,478 for the years ended March 31, 2001 and 2000, respectively.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

     Service Agreements
     ------------------
     Periodically, the Company enters into various agreements for services, including, but not limited to, financial consulting and public relations. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. Such expense is included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.

     Placement Agent Agreement
     -------------------------
     On October 2, 2000, the Company entered into a placement agent agreement to provide certain placement services. The agreement calls for payments of brokerage fees, finder's fees, and other charges for services rendered, but not to exceed 15% of the gross amount of the offering. In addition, an investment banking fee of 500,000 shares of common stock and a certain number of warrants were to be paid for the services. As of March 31, 2001, brokerage and finder's fees totaling $133,917 were paid in cash. The shares of common stock and warrants owed have not been issued as of March 31, 2001, and the agreement was modified to require 500,000 shares of common stock and no warrants to be issued for investment banking services as of March 31, 2001. These shares will be recorded as issuance costs when issued to the placement agent.

     Employment Contracts
     --------------------
     The Company entered into employment contracts with its Chief Executive Officer and Chief Financial Officer. The agreements call for a minimum base salary and provide for certain bonuses based on net profits, expense allowances, and severance benefits.

     Litigation
     ----------
     The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.


NOTE 10 - SHAREHOLDERS' EQUITY

     Preferred Stock
     ---------------
     Under the Company's Articles of Incorporation, preferred stock may be issued in series, and the Company's Board of Directors is authorized to determine the rights, preferences, and terms of each series.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

     Preferred Stock (Continued)
     ---------------

     Dividends
     The holders of Series A preferred stock are entitled to receive dividends, out of any assets legally available, prior and in preference to, any declaration or payment of any dividend on the common stock of the Company at the rate of $0.175 per share per year, or if greater (as determined on a per-year basis and on an as-converted basis for the preferred stock) an amount equal to that paid on the common stock of the Company. Such dividends are payable when, as, and if declared by the Board of Directors and are not cumulative. As of March 31, 2000, no dividends have been declared.

     Liquidation
     In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of Series A preferred stock are entitled to receive, prior and in preference to, any distribution of any assets of the Company to the holders of common stock by reason of their ownership, an amount equal to the sum of $3.50 for each outstanding share of Series A preferred stock, as adjusted for any stock dividends, combinations, or splits, plus any declared but unpaid dividends on such shares. Any remaining assets will be distributed ratably to the holders of common stock based on the number of shares held by each shareholder.

     Voting
     The holder of each share of Series A preferred stock does not have voting rights.

     Conversion
     At the option of the holder, each share of Series A preferred stock is convertible into the number of fully paid and non-assessable shares of common stock which results from dividing the conversion price per share in effect for the preferred stock at the time of conversion into the per share conversion value of such shares. The initial conversion price per share is $3.50, which is subject to adjustment from time to time. The number of shares into which a share of preferred stock is convertible is referred to as the conversion rate.

     Conversion is automatic at its then effective conversion rate immediately upon the closing of a firm commitment underwritten public offering pursuant to an effective Registration Statement under the Securities Act of 1933, as amended, converting the offer and sale of common stock in which the aggregate proceeds raised equal, or exceed, $5,000,000, or when fewer than 150,000 shares of Series A preferred stock are outstanding. The Board of Directors has reserved 2,075,000 shares of common stock for future issuance to effect the conversion of the preferred stock into common stock.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

     Preferred Stock (Continued)
     ---------------

     Redemption
     At the option of the Board of Directors, the Company may redeem in whole or in part, the Series A preferred stock by paying cash equal to the sum of $3.50 for each outstanding share of Series A preferred stock, plus any declared but unpaid dividends.

     Common Stock
     ------------
     Each share of common stock is entitled to one vote. The holders of common stock are also entitled receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

     During the year ended March 31, 2001, the Company issued 1,073,950 shares of common stock for cash totaling $681,283, net of issuance costs totaling $133,917 and subscriptions receivable totaling $151,500.

     During the year ended March 31, 2001, the Company issued 10,000 shares of common stock for services rendered value at $22,500.

     As of March 31, 2001, the Company has included in its issued and outstanding shares of common stock 38,600 shares for services rendered and for cash received as of March 31, 2001, that has not yet been issued as of that date.

     Stock Options
     -------------
     The Company had two incentive stock option plans under which shares of common stock are reserved for issuance to employees and consultants. In connection with the reorganization, the 1996 Stock Option Plan and the 1997 Stock Option Plan were canceled, and the shares were transferred and adopted under the 1999 Dual Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, shares of common stock are reserved for issuance to employees and consultants, and the Company may grant up to 4,500,000 incentive stock options or non-statutory options.

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

     Stock Options (Continued)
     -------------
     The 1999 Plan provides that (i) the exercise price of an incentive stock option or stock purchase right will be no less than the fair market value of the Company's common stock (as determined by the Board of Directors) on the date of grant; (ii) the exercise price of a non-statutory stock option will be no less than 85% of the fair market value of the common stock on the date of grant; and (iii) the exercise price of an incentive stock option to a person who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value of the common stock on the date of grant. The options generally vest over a four-year period; 25% vests after one year, and the remainder vests ratably on a monthly basis over the remaining three years. The options expire 10 years after the date of grant. The terms of the 1999 Plan are the same as the former plans.

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended March 31, 2001. (The pro forma effect for the year ended March 31, 2000 was immaterial to the Company's reported net loss, and therefore, is not presented.):

          Net loss
              As reported                  $(2,359,200)
              Pro forma                    $(2,566,073)
          Basic loss per common share
              As reported                  $     (0.18)
              Pro forma                    $     (0.19)

     During the year ended March 31, 2001, certain employees exercised their options to purchase 100,500 shares of common stock for cash totaling $40,500 and in lieu of compensation totaling $24,000.

     During the year ended March 31, 2001, the Company issued options to purchase 50,000 shares of common stock to consultants for services rendered. In relation to this transaction, the Company recorded consulting expense totaling $109,575

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

     Stock Options (Continued)
     -------------
     The following summarizes all of the Company's stock option transactions:

                                                                                           Stock
                                                                             Weighted-    Options     Weighted-
                                                                Stock         Average   Outstanding    Average
                                                               Options       Exercise    Outside of   Exercise
                                                             Outstanding       Price       Plans        Price
                                                             ------------  -----------  -----------  -----------
      Outstanding, March 31,
        1999                                                     781,950       $  0.89      750,000   $     0.08
          Granted                                                243,500       $  1.43            -   $        -
          Expired                                               (118,950       $  1.00            -   $        -
                                                             -----------                -----------

      Outstanding, March 31,
        2000                                                     906,500       $  1.10      750,000   $     0.08
          Granted                                              1,225,000       $  0.44       50,000   $     2.13
          Exercised                                             (100,500)      $  0.64            -   $        -
          Expired                                               (281,000)      $  0.99            -   $        -
                                                             -----------                -----------

      Outstanding, March
       31, 2001                                                1,750,000       $  0.58      800,000   $     0.21
                                                             ===========                ===========

      Exercisable, March
       31, 2001                                                  737,500       $  0.63      787,500   $     0.18
                                                             ===========                ===========

     Information relating to these options is as follows:

                                                                                           Weighted-              Weighted-
                                                                     Weighted-              Average                Average
                                                                      Average               Exercise               Exercise
                         Stock                    Stock              Remaining              Price of               Price of
 Exercise               Options                  Options            Contractual             Options                Options
   Price              Outstanding              Exercisable              Life              Outstanding            Exercisable
----------            -----------              -----------          -----------           -----------            -----------
$     0.08                750,000                  750,000            6.0 years           $      0.08            $      0.08
$     0.44              1,225,000                  400,000           10.0 years           $      0.44            $      0.44
$     0.67                150,000                  150,000            7.0 years           $      0.67            $      0.67
$     1.00                375,000                  187,500            7.7 years           $      1.00            $      1.00
$     2.13                 50,000                   37,500            5.0 years           $      2.13            $      2.13
                      -----------              -----------

                        2,550,000                1,525,000
                      ===========              ===========

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

     Stock Options (Continued)
     -------------
     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; expected volatility of 160% and 157%, respectively; risk-free interest rates of 4.7% and 5.7%, respectively; and expected lives of four and 10 years, respectively. The weighted-average fair value of options granted during the year ended March 31, 2001 for which the exercise price equals the market price on the grant date was $0.31, and the weighted-average exercise price was $0.44.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 11 - INCOME TAXES

     The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2001 and 2000:

                                               2001     2000
                                             ------  -------
          Current
            Foreign                          $2,410  $60,007
            State                               800      800
                                             ------  -------

                                              3,210   60,807
                                             ------  -------
          Deferred
            Federal                               -        -
            State                                 -        -
                                             ------  -------

                                                  -        -
                                             ------  -------

               Provision for income taxes    $3,210  $60,807
                                             ======  =======

                                       AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                                  March 31, 2001
================================================================================

NOTE 11 - INCOME TAXES (Continued)

     As of March 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $9,090,000 and $7,285,000, respectively. The net operating loss carryforwards begin expiring in 2005. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 12 - SEGMENT INFORMATION

     The Company operates and tracks its results in one operating segment. The Company manages revenues by geographic region, but does not manage operations by region.

     Net revenue for locations outside of the United States are substantially the result of export sales from the United States. Net revenue by geographic region based on customer locations was as follows:

                                           2001        2000
                                     ----------  ----------
          Net revenue
            United States            $1,164,779  $1,004,722
            Pacific Rim                 410,442     439,991
            Europe                      167,704     130,423
            Other                        18,811       8,917
                                     ----------  ----------

                                      1,761,736   1,584,053
          Elimination adjustments             -    (183,900)
                                     ----------  ----------

               Total                 $1,761,736  $1,400,153
                                     ==========  ==========


NOTE 13 - SUBSEQUENT EVENT

     On May 29, 2001, the Company entered into a six-month promotion agreement for certain promoter services. The agreement calls for fees of $12,500 in cash and 57,692 shares of common stock.