Form 10QSB
period 2001-06-30
AGATE TECHNOLOGIES INC DE
filed 2001-08-20
CIK 1006762

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[_] TRANSITION REPORT UNDER
SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                      Commission File Number 333-5278-NY

                           AGATE TECHNOLOGIES, INC.
         (Exact name of small business issuer as specified in charter)

          Delaware                                             94-3334052
      (State or other                                         (IRS Employer
        jurisdiction of incorporation)                     Identification No.)



                             16000 Carmenita Road
                              Cerritos, CA 90703
                   (Address of principal executive offices)

                    408-9567950 (Issuer's telephone number)

The Company had 14,651,616 shares of common stock, par value $0.0001 per share outstanding as of August 8, 2001

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

INDEX                                                                Page
PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001.                       3-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS              5
ENDED JUNE 30, 2001 AND 2000.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS            6-7
ENDED JUNE 30, 2001 AND 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                         8-11

PART 2. OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS                                              11

ITEM 2. CHANGES IN SECURITIES                                          11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               11

SIGNATURES                                                             12

                         PART 1. FINANCIAL INFORMATION

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                 June 30, 2001
                                                                 --------------
ASSETS
Current Assets:
  Cash and Equivalents                                            $     15,184
  Accounts Receivables, Net of provision                               181,115
  Allowance for doubtful accounts
  Inventories, net of obsolete inventory                                84,257
  Prepayment and other assets                                           12,201
                                                                  ------------
Total Current Assets                                                   292,757

  Restricted cash                                                      411,727
  Property and Equipment, net                                           40,025
  Intangible Assets, net                                                36,847
  Other Assets                                                             450
                                                                  ------------
Total Assets                                                           781,806
                                                                  ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Note Payable, Bank                                                $    799,485
  Note payable, current                                                294,562
  Current portion of time-share payable                                    899
  Accounts payable                                                     433,709
  Accrued liabilities                                                  635,498
  Notes payable-related parties                                         97,684
                                                                  ------------
Total Current Liabilities                                            2,261,837
                                                                  ============
Time-share payable, net of current portion                              12,579
                                                                  ------------
  Total long term liabilities                                           12,579

SHAREHOLDERS' DEFICIT
Convertible Series A preferred stock, $0.0001 par value
  15,000,000 shares authorized
  1,825,000 shares issued and outstanding                                  183
Common stock, $0.0001 par value
  75,000,000 shares authorized
  14,243,783 and 12,942,508                                              1,424
Additional paid-in capital                                          10,018,010
Stock subscription                                                    (151,500)
Accumulated other comprehensive loss                                   (76,199)

Accumulated deficit                                        (11,284,528)
                                                          ------------
Total Shareholders' Deficit                                 (1,492,610)
                                                          ============
 Total Liabilities and Shareholders' Deficit              $    781,806
                                                          ============

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,
                                                     2001           2000
                                                 -----------    -----------
Net Sales                                        $   369,243    $   263,021

Cost of goods sold                                  (216,350)       (48,487)
                                                 -----------    -----------
Gross Profit                                         152,893        214,534
                                                 -----------    -----------
Operating Expenses:
   Research and Development                         (119,947)      (115,577)
   Sales and Marketing                              (324,404)      (228,409)
   General and Administrative                       (289,898)      (227,042)
                                                 -----------    -----------
Total Operating Expenses                            (734,249)      (571,028)
                                                 -----------    -----------
Operating Loss                                      (581,356)      (356,494)

   Interest and other Income                           2,828         87,838
   Interest Expense and other Expense                (25,867)       (10,281)
                                                 -----------    -----------
   Loss before Income Taxes                         (604,395)      (278,937)
   Income Taxes                                            -         (1,605)
                                                 -----------    -----------
   Net Loss                                         (604,395)      (280,542)

Other Comprehensive income (loss)
Foreign currency translation adjustment                2,387         (1,068)
                                                 -----------    -----------
Comprehensive loss                               $  (601,558)   $  (281,610)
                                                 ===========    ===========
Net Loss per share - Basic and diluted                 (0.05)         (0.02)
                                                 -----------    -----------
Shares used to compute net loss per share -       13,322,286     12,940,612
basic and diluted                                ===========    ===========

                   AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                                        2001                          2000
                                                     ---------                     ---------
Cash flows from Operating Activities
Net Loss                                             $(604,395)                    $(280,542)
Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and Amortization                      8,454                        19,784
      Provision for bad debt                            33,120                             -
      Gain (Loss) on Foreign Currency Translation        2,837                        (1,068)
      Common Stock for Services                         13,937                        44,625
      Issuance of stock for loan fees                   56,000                             -
       Accrued interest on notes payable                17,062                             -

  Changes in Assets:
          Account Receivables                           99,851                       (19,704)
          Inventories                                   90,005                         8,375
          Prepaid Expense and Other Assets               2,016                        (1,045)
          Other Assets                                    (450)                      (18,250)

  Changes in liabilities
          Accounts Payable                             147,468                             -
          Accrued liabilities                           49,561                        17,694
                                                     ---------------------------------------
Net Cash Used in Operating Activities                  (84,534)                     (230,131)
                                                     ---------------------------------------
Cash flows from Investing Activities
Restricted Cash                                         (6,925)                     (121,181)
Proceeds from sales of fixed assets                          -                             -
Purchase of fixed assets and intangible assets               -                       (17,938)
                                                     ---------------------------------------
Net Cash Used in Investing Activities                   (6,925)                     (139,119)
                                                     ---------------------------------------
Cash flows from Financing Activities
Payment of time-share payable                             (256)                            -
Proceeds from long term debt                                 -                       245,000
Proceeds from note payable                              50,000                             -
       Payment on note payable                          (5,000)                         (562)
         Proceeds from exercise of stock options             -                         3,000
                                                     ---------------------------------------
Net Cash provided by Financing Activities               44,744                       247,438
                                                     ---------------------------------------

Net Decrease in Cash and Cash Equivalents              (46,715)                     (121,812)
Cash and Cash Equivalent at beginning of period         61,899                       309,894
                                                     ---------------------------------------
Cash and Cash Equivalent at end of period            $  15,184                     $ 188,082
                                                     =======================================

Supplemental Disclosure of Cash Flow Information

Cash Paid During the Period for:
Interest                                             $  29,769            $  10,281
Income Tax                                                   -                1,605
Equipment acquired under capital lease                       -               41,784

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Unaudited Financial Statements

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations and cash flows for the three months ended June 30, 2001 and June 30, 2000 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal period ended March 31, 2001,included in the Form 10KSB filed by the Company on June 29, 2001.

2) General

On June 29, 1999, all former shareholders of Agate Technologies Inc., a California corporation ("Agate - California") were issued shares in ARCA Corp, a New Jersey corporation ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restriction, except each share is convertible into 1.5 ARCA common shares. As a result, shareholders of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was considered to be an acquisition of ARCA by Agate-California (reverse acquisition)

On June 30, 1999, ARCA was merged into its other wholly-owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware"), in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that is identical in rights, preferences, privileges and restrictions, to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware in exchange for each ARCA share.

3) Basis of Consolidation

As of June 30, 2001, the consolidated financial statement accounts reflect the accounts of the Parent Company, Agate Technologies, Inc., Delaware and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended March 31, 2001, which were audited and appear in the Form 10KSB concurrently filed by the Company. The Company's certified public accountants have issued a "going concern" qualification in their audit opinion for the fiscal year ended March 31, 2001, that expressed doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses, a deficit in working capital and the Company's low cash position which is unsustainable at the current level of the Company's operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the

Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. Forward-looking statements are typically indicated by the use of words such as "will," "expects," "intends," and "believes." The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) its ability to raise capital to continue its operations, (b) whether or not its newer products are accepted in the marketplace and the pace of such acceptance,
(c) improvements in the technologies of its competitors, (d) the stability of its suppliers, (e) uninsurable risks, (f) general economic conditions, (g) whether or not it will be able to reach agreements with certain suppliers and lenders for extended payment terms, and (h) the financial viability of its customers.

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

During the quarter, because the Company's Q USB hard drive received increased market acceptance, the Company increased its number of employees to 12, mainly in sales and marketing, to develop and expand its markets for this product. However an anticipated financing from the sale of the Company's common stock did not occur, and as a result the Company had to implement severe cutbacks in July 2001 to sustain its operations. The Company is in the process of seeking additional financing, which is critical to the Company's continued operations. There is however, no assurance that such financing will be obtained and that if obtained such financing will on terms favorable to the Company.


RESULTS OF OPERATIONS

The following discussion is for the three months ended June 30, 2000 and June 30, 2001.


REVENUES

Net sales for the quarter period ended June 30, 2001 increased to $369,243 compared with net sales of $263,021 for the quarter period ended June 30, 2000, an increase of 40%. Net Sales is comprised of revenue (1) from licensing and services and (2) from bundled product sales. For the quarter period ended June 30, 2001, these revenue categories accounted for 7% and 93% of the Company's net sales, respectively. This compares to 75% and 25% for the prior quarter period ended June 30, 2000. The increase in overall net sales was due to higher shipments of the Q USB hard drive. Licensing revenue decreased as contracts with two OEM customers expired. As a result of the higher mix of bundled products in the recent quarter ended June 30 2001, gross margins declined from 81% to 41% for the quarter period ended June 30 2001.

Operating expenses increased by 29% from $571,028 for the quarter period ended June 30, 2000 to $734,249 for the quarter period ended June 30, 2001. This increase resulted from increasing the numbers of employees in sales and marketing (including adding the position of Chief Operating Officer in December
2000) as well as higher marketing expenses. Engineering costs also increased owing to development expenses for the new generation Q hard drive.

Research and development expenses increased to $119,947 for the quarter period ended June 30, 2001 compared to $115,577 for the quarter period ended June 30, 2000, an increase of 4%. The increase reflects expenses incurred in the employment of outside resources and services for the development of the next generation Q USB hard drive.

Sales and marketing expenses increased from $228,409 for the quarter period ended June 30, 2000 to $324,404 for the quarter period ended June 30, 2001, an increase of 42%. A portion of this expense was related to the appointment of a Chief Operating Officer and the addition of 2 sales employees. The Company also incurred higher expenses in marketing activities. The Company wrote off bad debt in the amount of $33,120.

General and administrative expenses increased by 28% from $227,042 for the quarter period ended June 30, 2000 to $289,898 for the quarter period ended June 30, 2001. This was as a result of higher expenses incurred in legal, audit and accounting services which increased to $117,602 for the quarter ended June 30, 2001 compared to $31,430 for the quarter ended June 30 2000. In addition, finance charges increased significantly due to the new loan secured to finance inventory.

Interest and other income declined to $2,828 during the quarter period ended June 30, 2001 compared to $87,838 for the quarter period ended June 30, 2000. Interest expense increased to $25,867 during the quarter period ended June 30 2001 compared to $10,281 for the quarter period ended June 30 2000 owing to a higher loan amount outstanding in the current quarter.

The Company increased its operating losses to $581,356 for the quarter period ended June 30, 2001 from $356,494 for the quarter period ended June 30, 2000, an increase of 63%. The Company's net loss also increased. For the quarter period ended June 30, 2001, the Company had a net loss of $604,395 compared to a net loss of $280,542 for the quarter period ended June 30, 2000, an increase of $323,853 or 115%.

Liquidity and Capital Resources

Net cash used in operating activities for the quarter period ended June 30, 2001 was $84,534. This compares to net cash used in operating activities of $230,131 for the quarter period ended June 30, 2000. The decreased use of cash for operations resulted from salary deferrals by the Company's two key officers pending cash availability and an increase in accounts payable from $133,019 for the quarter ended June 30 2000 to $433,709 in the quarter ended June 30 2001. In addition, payments to service vendors were delayed. Net cash used in investing activities was $6,925 for the quarter period ended June 30, 2001 compared to $139,119 for the quarter period ended June 30, 2000. Net cash provided by financing activities was $44,744 for the quarter period ended June 30, 2001 compared to $247,438 for the comparative period ended June 30, 2000. Working capital (current assets minus current liabilities) was a deficit $1,969,080 as at June 30, 2001 compared to negative working capital of $64,230 at June 30 2000. The reduction in working capital of $1,904,850 reflects the Company's utilization of its working capital to fund its continuing losses from operations. As of June 30, 2001, the Company has cash and cash equivalents on hand of $15,184 and other current assets of $277,573. Current liabilities as at June 30, 2001 were $2,261,837.

The Company's cash on hand as of June 30, 2001 would not be adequate to fund the Company's operations for one month if the Company continued to use its cash in operating activities at the same rate as the quarter period ended June 30, 2001. In the absence of new financing, the Company has reduced the number of its employees, which has had the effect of reducing its use of cash in the current quarter. During the quarter, the Company received a loan from a shareholder in the sum of $50,000. This amount was used to finance the purchase of inventory from the Company's supplier through a banker's guarantee. The loan was given in exchange for 100,000 shares of the Company's restricted common stock.

The Company's line of credit, which had expired, has been extended to September 30, 2001 and negotiations are pending to term out the outstanding balance. As of July 2001, the Company paid down the outstanding principal balance and accrued interest from its restricted cash, leaving a principal balance of $397,603 and bringing all interest payments current. An outstanding loan from a shareholder in the amount of $244,563 was re-negotiated with the repayment term extended to December 2001.

The Company is also in the process of seeking additional equity or debt financing for working capital and to finance sales and marketing. At the Company's present cash position and notwithstanding the severe cutback in staff to 5, continued operations may be unsustainable if the Company is not able to raise further financing. There can be no assurance, however, that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all.

The Company's loans from directors, totaling $97,684, have been re-negotiated with extended repayment terms.

The Company currently does not have any material commitments for capital expenditures.


PART 2. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On May 21, 2001, the Company issued 100,000 shares of its restricted common stock to Noreen Chua as consideration for Ms Chua's agreement to loan the Company $50,000. The Company issued an additional 446,429 shares of its restricted common stock to Ms. Chua as collateral for the loan. The stock was issued to Ms. Chua pursuant to an exemption from registration provided by section 4(a) of the Securities Act of 1933.


ITEMS 3  DEFAULTS ON SENIOR SECURITIES

The Company's loan from Noreen Chua (see Item 2) was in default as at July 2001 and the collateral used to secure the loan was transferred to Noreen Chua in settlement of the debt.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter period ended June 30, 2000, either through solicitation of proxies or otherwise.

ITEM 5  OTHER INFORMATION

Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(a) (1) The financial statements filed as part of this Report at Item 1 are listed in the Index to Financial Statements and Financial Statement Schedules on page 2 of this Report.

(a)(2)) The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-QSB:

    3.01 Articles of Incorporation: Exhibit 0 to Exhibit 10.19 to the Company's (then ARCA Corp.) Current Report on Form 8-K filed on June 10, 1999, is hereby incorporated by reference.

    3.02 Bylaws: Exhibit 0 to Exhibit 10.19 to Company's (the ARCA Corp.) Current Report on Form 8-K filed on June 10,1999 is hereby incorporated by reference.
16.1 Letter on change in certifying accountant: Exhibit 16 to the Company's Current Report on Form 8-K filed on May 2,2001, is hereby incorporated by reference.

27.00 Financial Data Schedule

(b) Reports on Form 8-K

On May 2, 2001, the Company filed a Form 8-K relating to its decision to change its certifying accountant from Grant Thornton LLP to Singer Lewak Greenbaum & Goldstein LLP. During the one-year period ended March 1, 2000, and the interim period from April 1, 2000 through April 27, 2001, the dismissal of Grant Thornton LLP, the Company did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Prior to engaging Singer Lewak Greenbaum & Goldstein LLP, the Company did not consult Singer Lewak Greenbaum & Goldstein LLP regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AGATE TECHNOLOGIES, INC.

Date: August 17, 2001           /s/ Francis CS Khoo
                                ---------------------------
                                By: Francis CS Khoo
                                Chairman of the Board and CEO


                                ---------------------------
                                Francis CS Khoo
                                Chief Executive Officer and Director


                                /s/ Shirley Ooi
                                ---------------------------
                                By: Shirley Ooi
                                Chief Financial and Accounting Officer, Director