Form 10QSB
period 2001-09-30
AGATE TECHNOLOGIES INC DE
filed 2001-11-19
CIK 1006762

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                             16000 Carmenita Road
                              Cerritos, CA 90703
                   (Address of principal executive offices)


                                 (562)483-1095
                          (Issuer's telephone number)



The Company had 16,354,939 shares of common stock, par value $0.0001 per share outstanding as of October 25, 2001.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

PART 1.  FINANCIAL INFORMATION

             ITEM 1A.      FINANCIAL STATEMENTS

                    1) CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 (UNAUDITED)

                    2) CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

                    3) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

                    4) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001.

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

                                                                    September 30,
                                                                        2001
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $     26,429
  Trade accounts receivables, less allowance                             34,957
  for doubtful accounts of $171,060
  Inventory                                                              63,735
  Other current assets and prepaids                                       9,053
                                                                   ------------
TOTAL CURRENT ASSETS                                                    134,174

  Restricted cash                                                         5,952
  Property, furniture and equipment, net                                 36,733
  Intangible asset, net                                                  33,014
  Other Assets                                                              450
                                                                   ------------
                                TOTAL ASSETS                       $    210,323
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Note Payable, Bank                                               $    397,603
  Notes payable                                                         269,563
  Current portion of time share payable                                     643
  Accounts payable                                                      493,212
  Accrued liabilities                                                   751,178
  Note Payable, related parties                                          97,684
                                                                   ------------
                          TOTAL CURRENT LIABILITIES                   2,009,883

  Time Share Payable, net of current portion                             12,579

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock, $0.0001 par value
  15,000,000 shares authorized,
  Issued and outstanding shares: 1,825,000                                  183
Common Stock, $0.0001 par value
  75,000,000 shares authorized,
  Issued and outstanding shares: 15,464,303                               1,545
Stock Subscription                                                     (151,500)
Additional paid in capital                                           10,359,837
Accumulative foreign currency translation adjustment                    (85,221)
Accumulated deficit                                                 (11,936,983)
                                                                   ------------
                    TOTAL STOCKHOLDER'S EQUITY (DEFICIT)             (1,812,139)
                                                                   ------------
            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)   $    210,323
                                                                   ============

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                               Three Months Ended                Six Months Ended
                                                  September 30,                    September 30,
                                           -----------------------------   ----------------------------
                                              2001             2000            2001              2000
                                           ------------    ------------    ------------    ------------
                                            (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)

Net sales                                  $     22,853    $    569,412    $    392,097    $    832,433

Cost of sales                                   (20,079)       (372,509)       (236,430)       (422,496)
                                           ------------    ------------    ------------    ------------
Gross profit                                      2,774         196,903         155,667         409,937
                                           ------------    ------------    ------------    ------------

Operating Expenses
  Research and development                      (16,452)       (117,333)       (136,399)       (232,910)
  Sales and marketing                          (138,191)       (236,719)       (462,595)       (466,660)
  General and administrative                   (481,582)       (252,679)       (771,480)       (480,373)
                                           ------------    ------------    ------------    ------------
Total operating expenses                       (636,225)       (606,731)     (1,370,474)     (1,179,943)
                                           ------------    ------------    ------------    ------------
Operating loss                                 (633,451)       (409,828)     (1,214,807)       (770,006)
                                           ------------    ------------    ------------    ------------

  Interest and other income                         217           6,507           3,045          31,084
  Interest expense and other expense            (19,221)        (77,982)        (45,088)        (25,002)
                                           ------------    ------------    ------------    ------------
  Loss before income taxes                     (652,455)       (481,303)     (1,256,850)       (763,924)


   Income Taxes                                       -              (5)              -          (1,610)
                                           ------------    ------------    ------------    ------------
   Net Loss                                    (652,455)       (481,308)     (1,256,850)       (765,534)

Other Comprehensive (Loss)
Foreign Currency Translation Adjustment          (8,572)           (674)         (6,185)         (1,742)
                                           ------------    ------------    ------------    ------------
Comprehensive Loss                         $   (661,027)   $   (481,977)   $ (1,263,035)   $   (767,276)
                                           ============    ============    ============    ============
Net loss per common share
- basic and fully diluted                  $      (0.04)   $      (0.04)   $      (0.09)   $      (0.06)
                                           ------------    ------------    ------------    ------------
Weighted Average Number of Common shares
outstanding                                  14,977,083      12,960,932      14,581,580      12,950,828
                                           ============    ============    ============    ============

                   AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOW

                                                                                   Six months ended
                                                                                     September 30,
                                                                              ---------------------------
                                                                                  2001           2000
                                                                              ------------   ------------
                                                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                    $(1,256,850)   $  (765,535)
  Adjustments to reconcile net loss to net
   cash used for operating activities
    Depreciation and amortization                                                  15,579         37,278
    Amortization of Deferred Compensation                                               -         51,750
    Issuance of Stock for Employee compensation                                    15,000         24,000
    Issuance of Stock for Services and Fees                                       290,885         22,499
    Provision for bad debt                                                         43,154              -
    Accrued interest on notes payable                                              17,062              -
    Issuance of stock for loan fee                                                 56,000              -


  Changes in assets and liabilities
   Accounts receivable                                                            235,975       (163,516)
   Inventories                                                                    110,527         40,721
   Prepaid expense and other current assets                                         5,164            926
   Other Assets                                                                      (450)             -
   Accounts Payable and accrued liabilities                                       372,213        188,271
                                                                              -----------    -----------

Net cash used in operating activities                                             (95,741)      (563,606)


CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash                                                                   398,850       (141,869)
Acquisition of property and equipment                                                   -        (21,393)
                                                                              -----------    -----------

Net cash provided by/used in investing activities                                 398,850       (163,262)

CASH FLOW FROM FINANCING ACTIVITIES
Payment on Note Payable, Bank                                                    (401,882)             -
Payment on note payable, related party                                             (5,000)             -
Proceeds from long-term debt                                                            -        494,060
Proceeds from notes payable                                                        75,000        326,693
Proceeds from Issuance of common stock                                                  -        147,751
Payment of time share payable                                                        (512)             -
                                                                              -----------    -----------
Net cash used/provided in financing activities                                   (332,394)       968,504

Effect of exchange rate change on cash and cash equivalents                        (6,185)        (1,742)

Net Increase/Decrease in cash and cash equivalents                                (35,470)       239,894
                                                                              -----------    -----------
Cash and cash equivalent at beginning of period                                    61,899        309,894
                                                                              -----------    -----------
Cash and cash equivalent at end of period                                     $    26,429    $   549,788
                                                                              ===========    ===========

Difference

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest                                                                        14,249          25,002
  Income Tax                                                                                       1,610


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capitalized lease                          -          38,302
Issuance of common stock in exchange for services                                290,885          22,449
Issuance of common stock for loan fees                                            56,000               -
Issuance of common stock in exchange for employee compensation                    15,000               -
Issuance of common stock for payment on note payable                              50,000               -

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   Unaudited Financial Statements

The consolidated balance sheets as of September 30, 2001 and March 31, 2001, the consolidated statements of operations and cash flow for the three months and six months ended September 30, 2001 and September 30, 2000 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and result of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal periods ended March 31, 2001, included in the Form 10KSB filed by the Company on June 29, 2001.

2)   General

     On June 29, 1999, all former shareholders of Agate Technologies Inc., a California corporation ("Agate California") were issued shares in ARCA Corp, a New Jersey Corporation. ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restriction, except each share is convertible into 1.5 ARCA common shares. As a result, shareholder of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was considered to be an acquisition of ARCA by Agate-California (reverse-acquisition).

     On June 30, 1999, ARCA was merged into its other wholly-owned subsidiary, Agate Technologies, Inc., a Delaware corporation "Agate-Delaware"), in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that is identical in rights, preferences, privileges and restrictions, to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware in exchange for each ARCA share.

3)   Basis of Consolidation

     As of September 30, 2001, the consolidated financial statement accounts reflect the account of the Parent Company, Agate Technologies Inc., Delaware and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the financial statements.

4)   Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.


5)  Summary of Significant Accounting Policies

    The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended March 31, 2001 and which were audited and appear in the Form 10KSB concurrently filed by the Company.

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $2,359,200 for the year ended March 31, 2001 and $1,256,850 for the six months ended September 30, 2001. The Company is in default on the note payable from its bank and a $244,563 note payable from another lender. Furthermore, the Company is late in payment with certain vendors.

    Management's plan includes continued efforts to raise capital until such a time that is able to sustain profitable operation. The financial statements do not include any adjustments that might be necessary if the Company was unable to continue as a going concern.

6)  Subsequent Events

    Options Granted
    ---------------

    On October 15, 2001, the Company granted options to purchase 1,000,000 shares of common stock at $0.15 per share to officers of the Company. The options expire October 14, 2011.

    On October 12, 2001, the Company issued options to purchase 500,000 shares of common stock at $0.0935 per share. The options expire October 11, 2004. On October 15, 2001, 213,903 shares of these options were exercised.


    Stock Issued for Services
    -------------------------

    On October 15, 2001, the Company issued 250,000 shares of common stock valued at $37,500 in exchange for services.

    On October 12, 2001, the Company issued 349,229 shares of common stock valued at $32,653 in exchange for services.

    On October 25, 2001, the Company issued 300,000 shares of common stock valued at $27,000 in exchange for services.


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


OVERVIEW

Agate Technologies Inc., a Delaware corporation, is a holding company and through its subsidiaries is engaged in (1) design and development of software solutions which enable cross PC platform connectivity, interoperability and scalability for device/data management (2) marketing and distribution of such software solutions, hardware, and services and those of third parties. The Company's business focus and product offerings are designed to provide "data-ready", cost effective solutions which offer users in home and corporate computing environments, easy data accessibility and data mobility. The Company's product offerings include plug and play software, components for hot swap solutions, computer peripheral products for data back-up and instant data recovery and USB digital storage devices and related applications. The Company derives its revenues from software licensing and products sold direct through the internet and telephone.

During the most recent quarter, the Company devoted substantially all of its efforts to cutback its operating overheads and seek additional financing. Further, the Company was not able to collect on a substantial receivable from one of its major customers and sought the return of its products through a collection agency. This, and the closure of its St George, Utah office resulted in minimal net sales for the quarter period. The Company, however, continued to focus on bringing to market its second generation "Q" drive which is a USB flash memory storage device and expects to launch this in November. This second generation "Q" with its special password protection, will enable a wider application of the product and enhance its ubiquity across multiple PC platforms as the user will be able to insert and remove the device into computer systems using operating systems Windows 2000, ME, XP, Linux and Mac without having to download a driver. This feature is unique and renders true "plug and play" characteristic to the device.

The Company is re-assessing its market strategy and recently appointed a marketing consultant to focus on direct business and build new channels for marketing its products to its customer and increase market awareness of the "Q" drive. Concurrently, the Company is in the initial stage of working with Independent Software Vendors "ISP" to integrate certain applications with the "Q" drive. These marketing activities will require new funding and the Company is seeking to raise additional working capital to finance the sales and marketing plans. There is, however, no assurance, that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all.


RESULTS OF OPERATIONS

The following discussion is for the three-month and six-month periods ended September 30, 2001. The Company's certified public accountants have issued a "going concern" qualification in their audit opinion that expresses doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses and the current deficit in stockholders' equity and working capital.

The Company incurred a net loss of $652,455 for the three months ended September 30, 2001 as compared to a net loss of $481,308 for the same period a year ago and the loss for the current quarter resulted primarily from (1) increased professional and consulting fees (2) the issuance of stocks for services (3) decline in sales for both products and license fees. Of significance, is the decrease of $461,680 of comparable period expenses requiring cash payments as the Company sought to issue stock for services and continued to withhold cash compensation to the Company's two senior executives. In addition, non-cash expenses for the quarter increased to $305,885. The Company is in the process of seeking additional financing but there is no assurance that such financing will be obtained, or if and when obtained, will be on terms favorable to the Company and would be adequate to meet the Company's operating requirements to expand and increase its sales.

During the quarter ended September 30, 2001, the Company focussed substantially all of its efforts in cutback of its overheads, closing its St. George, Utah operations, seeking to raise additional funding and seeking partners with whom the Company can leverage its entry to certain vertical markets.

These marketing activities require funding and the Company is seeking to raise additional working capital to finance the sales and marketing plans. There is, however, no assurance, that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all.


QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000.

Gross sales for the quarter period ended September 30, 2001 was $112,378 and after sales returns of $89,524, the Company's net sales was $22,853. The sales return was, as a result of the Company's action to recover its goods from a major customer who was not able to make payment on its outstanding trade payable. The net sales of $22,853 decreased significantly compared to net sales of $569,412 for the quarter period ended September 30, 2000. Net sales is comprised of (1) licensing and service revenues and (2) bundled product sales. Gross margin declined to 12% of total sales compared to 35% for the quarter ended September 30, 2000. The lower gross margin was due to a non-recurring write down of inventory. Total operating expenses for the quarter ended September 30, 2001 were $636,225, an increase of 5%, compared to total operating expenses of $606,731 for the quarter ended September 30, 2000.

The categories of costs and expenses were general and administrative expenses of $481,582, sales and marketing expenses of $138,191 and research and development expenses in the amount of $16,452. These expense categories compare with $252,679, $236,719 and $117,333 respectively in the quarter ended September 30, 2000. Overall operating expenses increased owing to increased professional and consulting fees and restructuring costs as a result of the close of the Utah operations.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000.

Net sales for the six months ended September 30, 2001 decreased by 53% to $392,097 compared with $832,433 for the six months ended September 30, 2000. The net operating loss for the six months ended September 30, 2001 increased to $1,214,807 compared to a net operating loss of $770,006 for the prior six-month period ended September 30, 2000, an increase of $444,801 or 58%. Total operating expense for the six-month period ended September 30, 2001 was $1,370,474 compared with total operating expenses in the six months ended September 30, 2000 of $1,179,943. The categories of operating expenses in the six months ended September 30, 2001 were general and administrative expenses in the amount of $771,480, sales and marketing expense in the amount of $462,595 and research and development expenses in the amount of $136,399. For the six months ended September 30, 2000 these expenses were $480,373, $466,660 and $232,910, respectively.

The increase of 16% in operating expenses from the previous six-month period was as a result of increased professional and consulting fees, one time restructuring costs in the closure of Utah and the write-down of account receivables.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended September 30, 2001 was $95,741. This compares to net cash used in operating activities of $563,606 for the six months ended September 30, 2000. Net cash provided in investing activities was $398,338 for the six months ended September 30, 2001 and reflects the payment of the bank note payable from restricted cash in the amount of $398,850. This compares to net cash used by investing activities of $163,262 for the six months ended September 30, 2000. Net cash used in financing activities was $332,394 in the six months ended September 30, 2001 compared to net cash provided by financing activities for $968,504 for the comparable period ended September 30, 2000.

The Company is finalizing with the Bank to negotiate a term out of the defaulted outstanding loan of $397,603 over a two year period. However, there is no guarantee that such term-out will be obtained. Loan from a single shareholder in the amount of $244,563 is currently in default based on the existing payment plan. An alternative proposal has been provided to shareholder and is pending response. Loan from the Company's directors have been re-negotiated and terms extended.

The Company had a working capital deficit (current assets minus current liabilities) of $1,875,709 as of September 30, 2001. The deficit working capital reflects the Company's utilization of its working capital to fund its operations. As of September 30, 2001, the Company had cash and cash equivalents on hand of $26,429 and other current assets of $107,745. Current liabilities as of September 30, 2001, were $2,009,883, of which $397,603 was the defaulted bank loan and $367,889 were short term notes payable as described above.

The Company's cash on hand as of September 30, 2001, is not adequate to fund the Company's operations for the next three months if the Company continues to use its cash in operating activities at the same rate as the quarter period ended September 30, 2001. Management believes that its liquidity and capital resources are not adequate to support its planned operations at present levels for an extended period of time and is in the process of seeking additional equity or debt financing to increase its working capital and fund anticipated operations. There can be no assurance that the Company will be successful in obtaining additional financing or that any such additional financing the Company obtains will be on reasonable terms.

As of October 30 2001, the Company was late in payment of certain creditor trade payables of $417,812. The Company has commenced negotiations with certain vendors for reduction of amounts owed or negotiated more favorable long-term payment plans. One creditor in Utah has filed a lien on the Company's assets in Utah. The Company negotiated a settlement to this creditor for two payments to be made. The second payment has yet to be paid and is currently past due.

Owing to the lack of funding in the last quarter, the Company implemented severe measures to cut back overheads, closed its Utah operations, laid off its executive staff in Utah and re-organized its operations to work from its Cerritos office. The Company is also aggressively pursuing opportunities to merge and or acquire synergistic companies with which to leverage management, financial and operational resources to position itself for future opportunities.

The Company currently does not have any material commitments for capital expenditures.

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See description in the Company's 10-KSB filing for the fiscal year ended March 31 2001.

On November 1, 2001 a Writ of Execution was entered against the Company by a creditor requiring a total payment in the amount of $16,431.60. To date the Company has paid the creditor $6,907,26 and is currently negotiating a settlement of the remaining amount.

ITEM 2.  CHANGES IN SECURITIES


    (i) On July 16, 2001, the Company issued 60,000 restricted common stock to its staff as a bonus payment. The shares were issued in reliance on the exemption provided in Section 4(2) of Securities Act of 1933.

    (ii) On July 15, 2001, the Company issued 446,629 restricted common stock to a shareholder in settlement of an outstanding loan in the amount of $50,000. The shares were issued in reliance on the exemption provided in Section 4(2) of Securities Act of 1933.

    (iii) On August 15, 2001, the Company issued 30,000 restricted common stock to a staff. This was subsequently cancelled in the following quarter. The shares were issued in reliance on the exemption provided in
           Section 4(2) of Securities Act of 1933.

    (iv) On August 15, 2001, the Company issued 350,000 restricted common stock to Morse Financial Inc. as full and final payment for finder's fee relating to the private placement by Chicago Investment Group in September 2000. The shares were issued in reliance on the exemption provided in Section 4(2) of Securities Act of 1933.

    (v) On August 28 2001, the Company issued 344,091 in unrestricted common stock under an S-8 plan to Erick E Richardson for legal services provided to the Company.

   (vi) On July 16, 2001, the Company issued 20,000 shares of restricted securities to S&S Public Relations for certain consulting services rendered. The shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES


         As the Company has yet to conclude a new term of agreement for the shareholder loan in the amount of $227,500 under a Promissory Note, the Company is currently in default of this loan. The Company is in default of its bank loan from Chinatrust USA and negotiations are underway to term out the bank loan.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None

ITEM 5.   OTHER INFORMATION

         None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


    Form 8-K was filed during the quarter ended September 30, 2001 to adopt an amended and restated Dual Stock Option Plan.


                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                          AGATE TECHNOLOGIES, INC.


Date: November 19, 2001                   By: /s/ Francis Khoo
                                             ______________________________
                                              Francis CS Khoo
                                              Chairman of the Board and CEO