Form 10QSB
period 2001-12-31
AGATE TECHNOLOGIES INC DE
filed 2002-02-19
CIK 1006762

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

The Company had 18,633,697 shares of common stock, par value $0.0001 per share outstanding as of January 30 2002.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

INDEX

PART 1.  FINANCIAL INFORMATION

               ITEM 1A.      FINANCIAL STATEMENTS

                      1) CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 (UNAUDITED), AND AS OF MARCH 31, 2001 (AUDITED)

                      2) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31 2001 AND 2000.

                      3) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000.

                      4)     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS.


PART 2.  OTHER INFORMATION

               ITEM 1. LEGAL PROCEEDINGS

               ITEM 2. CHANGES IN SECURITIES

               ITEM 3. DEFAULTS ON SENIOR SECURITIES

               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               ITEM 5. OTHER INFORMATION

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART 1.  FINANCIAL INFORMATION

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    December 31,    March 31,
                                                        2001          2001
                                                    (Unaudited)     (Audited)

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                          $     17,218        61,899
 Trade accounts receivables, less allowance               26,771       314,086
 for doubtful accounts
 Inventory                                                38,407       174,262
 Other current assets and prepaids                         9,053        14,217
                                                    ------------   -----------
TOTAL CURRENT ASSETS                                      91,449       564,464

 Restricted cash                                           5,879       404,802
 Property, furniture and equipment, net                   33,681        44,645
 Intangible asset, net                                    29,181        40,681
 Other Assets                                                450             -
                                                    ------------   -----------
      TOTAL ASSETS                                  $    160,640     1,054,592
                                                    ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Note Payable, Bank                                       $    397,603       799,485
 Notes payable                                                 274,183       227,500
 Current portion of time share payable                           1,335         1,155
 Accounts payable                                              528,047       286,241
 Accrued liabilities                                           832,806       585,937
 Note Payable, related parties                                 103,009       102,684
                                                          ------------   -----------
     TOTAL CURRENT LIABILITIES                               2,135,648     2,003,002

 Time Share Payable, net of current portion                     10,863        12,579

   TOTAL LIABILITIES                                         2,147,846     2,015,581

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock, $0.0001 par value
 15,000,000 shares authorized,
 Issued and outstanding shares: 1,825,000                          183           183
Common Stock, $0.0001 par value
 75,000,000 shares authorized,
 Issued and outstanding shares: 16,877,435                       1,688         1,412
Stock Subscription                                            (151,500)     (151,500)
Additional paid in capital                                  10,552,230     9,948,085
Cumulative foreign currency translation adjustment             (72,330)      (79,036)
Accumulated deficit                                        (12,317,477)  (10,680,133)
                                                          ------------   -----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (1,987,206)     (960,989)
                                                          ------------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $    160,640     1,054,592
                                                          ============   ===========

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine Months Ended            Three Months Ended
                                                    December 31,                 December 31,
                                            ---------------------------   -------------------------
                                                2001           2000          2001          2000
                                            ------------    -----------   -----------   -----------
                                             (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
Net sales                                    $   485,451    $ 1,349,996   $    93,354   $   517,563

Cost of sales                                   (309,119)      (857,678)      (72,689)     (435,182)
                                             -----------    -----------   -----------   -----------
Gross profit                                     176,332        492,318        20,665        82,381
                                             -----------    -----------   -----------   -----------

Operating Expenses
 Research and development                       (159,955)      (675,463)      (23,556)     (195,089)
 Sales and marketing                            (512,637)      (294,512)      (50,042)      (61,601)
 General and administrative                   (1,094,027)      (725,118)     (322,547)     (257,804)
                                             -----------    -----------   -----------   -----------
Total operating expenses                      (1,766,619)    (1,695,093)     (396,145)     (514,494)
                                             -----------    -----------   -----------   -----------
Operating loss                                (1,590,287)    (1,202,775)     (375,480)     (432,113)
                                             -----------    -----------   -----------   -----------

 Interest and other income                         8,589         32,126         1,374         1,042
 Interest expense and other expense              (55,644)       (40,985)       (6,386)      (15,983)
                                             -----------    -----------   -----------   -----------
 Loss before income taxes                     (1,637,342)    (1,211,634)     (380,492)     (447,054)
  Income Taxes                                         -         (2,806)            -        (1,196)
                                             -----------    -----------   -----------   -----------
  Net Loss                                    (1,637,342)    (1,214,440)     (380,492)     (448,250)

Other Comprehensive Income
Foreign Currency Translation Adjustment           (6,706)           834        (8,572)          908
                                             -----------    -----------   -----------   -----------
Comprehensive Loss                           $(1,644,048)   $(1,213,606)  $  (389,064)  $  (447,342)
                                             ===========    ===========   ===========   ===========
Net loss per common share
- - basic and fully diluted                       $(0.11)        $(0.09)       $(0.02)       $(0.03)

                                             -----------    -----------   -----------   -----------
Weighted Average Number of Common shares
outstanding                                   15,254,560     13,068,368    16,593,204    13,257,008
                                             ===========    ===========   ===========   ===========

                   AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW

                                                                          Nine Months Ended
                                                                             December 31,
                                                                     ---------------------------
                                                                         2001           2000
                                                                     ------------    -----------
                                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                            $(1,637,342)    $(1,214,440)
 Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation and amortization                                          39,283          49,778
   Issuance of stock for employee compensation                            15,000               -
   Issuance of stock for services and fees                               463,421               -
   Provision for bad debt                                                 63,154               -
   Issuance of stock for loan fee                                         56,000               -

 Changes in assets and liabilities
  Accounts receivable                                                    234,161        (201,038)
  Inventories                                                            125,855        (167,933)
  Prepaid expense and other current assets                                 5,164          18,536
  Other Assets                                                              (450)              -
  Accounts Payable and accrued liabilities                               510,356         642,406
                                                                     -----------     -----------

Net cash used in operating activities                                   (125,398)       (872,691)

CASH FLOW FROM INVESTING ACTIVITIES
Restricted cash                                                          398,923        (293,489)
Acquisition of property and equipment                                    (16,819)        (82,330)
                                                                     -----------     -----------

Net cash provided by (used in) investing activities                      382,104        (375,819)

CASH FLOW FROM FINANCING ACTIVITIES
Payment on Note Payable, Bank                                           (401,882)              -
Payment on note payable, related party                                    (5,000)              -
Proceeds from notes payable                                               80,325         326,438
Proceeds from Issuance of common stock                                         -         799,615
Payment of time share payable                                             (1,536)         (3,482)
Proceeds from issuance of stock options                                   20,000               -
Proceeds from line of credit                                                   -         153,635
                                                                     -----------     -----------
Net cash provided by (used in) financing activities                     (308,093)      1,276,206

Cumulative translation adjustment                                          6,706            (834)

Net Increase(Decrease) in cash and cash equivalents                      (44,681)         26,862
                                                                     -----------     -----------
Cash and cash equivalent at beginning of period                           61,899         309,894
                                                                     -----------     -----------
Cash and cash equivalent at end of period                            $    17,218     $   336,756
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest                                                                   14,239          40,985
  Income Tax                                                                      -           1,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capitalized lease                     -          38,302
Issuance of common stock in exchange for services                           463,421          22,500
Issuance of common stock for loan fees                                       56,000               -
Issuance of common stock in exchange for employee compensation               15,000               -
Issuance of common stock for payment on note payable                         50,000               -
Issuance of common stock for notes receivable                                     -          12,457

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   Unaudited Financial Statements

     The condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of operations and cash flows for the three months and nine months ended December 31, 2001 and December 30, 2000 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal period ended March 31, 2001, included in the Form 10KSB filed by the Company on June 29, 2001.

2)   General

     On June 29, 1999, all former shareholders of Agate Technologies Inc., a California corporation ("Agate-California") were issued shares in ARCA Corp, a New Jersey Corporation. ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share was convertible into 1.5 ARCA common shares. As a result, shareholders of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was considered to be an acquisition of ARCA by Agate-California (reverse-acquisition).

     On June 30, 1999, ARCA was merged into its other wholly-owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware") in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that is identical in rights, preferences, privileges and restrictions to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of Agate-Delaware in exchange for each ARCA share.

3)   Basis of Consolidation

     As of December 31, 2001, the consolidated financial statement accounts reflect the accounts of the Parent Company, Agate Technologies Inc., Delaware and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

4)   Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition

     Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

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

5)   Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended March 31, 2001 which were audited and appear in the Form 10KSB filed by the Company.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $2,359,200 for the year ended March 31, 2001 and $1,637,342 for the nine months ended December 31, 2001. Furthermore, sales of the Company's products do not currently generate enough revenue to sustain its operations and to date, the Company has not been able to obtain adequate financing. The Company has negotiated with Chinatrust Bank (the "Bank") to modify the terms of its outstanding loan in the amount of $397,603. An agreement has been reached to extend the maturity date of the loan to October 22, 2003, subject to the Company providing additional collateral of 2,000,000 shares of its common stock and issuing to the Bank 1,000,000 warrants with a term of 5 years at an exercise price of $0.50 per share. The documentation memorializing this agreement is currently being prepared. Due to its lack of cash, the Company defaulted on an unsecured shareholder loan for $244,563, and has been late in the payment of outstanding invoices to certain vendors. Three of these vendors have filed legal actions against the Company to attempt to collect the amounts owed. Other vendors have agreed to accept shares of the Company's common stock as payment of the amounts owed.

     Management intends to continue its efforts to raise capital until the Company is able to operate profitably. However, the financial statements do not include any adjustments that would otherwise be included if the Company was unable to continue as a going concern.

6)   Subsequent Events

     Stock Issued for Services
     -------------------------

     During January and February 2002, a total of 739,286 shares of common stock were issued for services valued at $53,000.

     Stock Issued by Subscription
     ----------------------------

     On January 8, 2002, the Company issued to an investor, pursuant to a subscription agreement, 285,714 shares of common stock valued at $10,000.

     Stock Issued for Employee Compensation
     --------------------------------------

     On January 31, 2002, the Company issued 33,000 shares of common stock valued at $2,310 as an incentive payment to its staff.


     Shareholder and Officers Loans
     ------------------------------

     The Company's officers and directors and one of its shareholders, all of whom have loaned the Company money, have reached an agreement relating to payment of the outstanding loans. The agreement will permit the Company to extend its payment of the principal and all accrued interest for another year. All principal still outstanding and all accrued interest will be rolled into loans that will be convertible, at the option of the holder, into the Company's common stock. Final written documentation of this agreement has not yet been prepared. The Company has also failed to pay another of its shareholders according to the terms of the promissory note executed in his favor. The principal amount of the loan is $244,563. The Company is attempting to negotiate a settlement with this shareholder.
     (See "Defaults On Senior Securities".)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This report includes forward-looking statements relating to the business of the Company. Forward looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. Forward-looking statements are typically indicated by the use of words such as "will", "expects", "intends", and "believes". The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates and foreign currency rates; (b) the demand for the Company's products and the stability of its suppliers; (c) the Company's ability to raise capital; (d) retention of management; (e) the Company's ability to compete with larger, better financed and better known competitors; (f) uninsurable risks; and (g) general economic conditions. The Company disclaims any duty to update forward-looking statements, even if they become materially incorrect given subsequent events.


OVERVIEW

Agate Technologies Inc., a Delaware corporation, (the "Company") is a holding company. Through its subsidiaries, the Company is engaged in the design and development of software solutions that enable cross PC platform connectivity, interoperability and scalability for device and data management. The Company markets and distributes these software solutions (including hardware and services) and those of third parties. The Company's business focus and product offerings are designed to provide "data-ready", cost effective solutions which offer users in home and corporate computing environments easy data accessibility and data mobility. The Company's product offerings include plug and play software, components for hot swap solutions, computer peripheral products for data back-up and instant data recovery and USB digital storage devices and related applications. The Company derives its revenues from software licensing and products sold direct over the Internet and via telephone.

During the current quarter, the Company maintained very low overhead by consolidating its operations in its Cerritos, California office after closing its operations in St George, Utah and by using temporary staff to meet periods where operational exigencies needed to be met.

During the quarter, the Company brought to market its 2nd generation "Q" drive and sold its products mainly through its Internet Web site. This second generation "Q" with its special password protection enables a wider application of the product across multiple PC platforms as the operator will be able to insert and remove the device without having to download a driver into computer systems using Windows 2000, ME, XP, Linux and Mac operating systems. This feature is unique and renders a true "plug and play" characteristic to the device.

The Company is currently dependent on its direct channels, mainly the Internet and direct telephone calls to customers, to market its products. The Company continues to identify possible alliances with independent software vendors to integrate certain applications with the "Q" drive. These marketing activities will require new funding and the Company is seeking to raise additional capital to finance these sales and marketing plans. There is, however, no assurance, that the Company will be successful in obtaining such additional funding on terms it deems acceptable or at all.


RESULTS OF OPERATIONS

The following discussion is for the three-month and nine-month periods ended December 31 2001. The Company's certified public accountants have issued a "going concern" qualification in their audit opinion that expresses doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses and the current deficit in stockholders' equity and working capital.

The Company incurred a net loss of $380,492 for the three month period ended December 31, 2001 as compared to a net loss of $448,250 for the same period a year ago. During the quarter ended December 31, 2001, the Company consolidated its operations to its Cerritos office and maintained low operating overhead through temporary staff support and consultant arrangements. Officers of the Company continued to defer their compensation to further conserve the use of funds for operations. In addition, the Company paid certain vendors with its common stock. The Company continued its efforts to raise money to finance its operations. There is, however, no assurance that the Company will be successful in obtaining funding on terms it deems acceptable or at all.

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000.

Gross and net sales for the quarter period ended December 31, 2001 were $93,354. There were no sales returns posted for the quarter. Net sales decreased significantly compared to net sales of $517,563 for the quarter period ended December 31, 2000. Net sales is comprised of (1) licensing and service revenues and (2) bundled product sales. Gross margin increased to 22% of total sales compared to 16% for the quarter ended December 31, 2000.

The difference in sales for the quarter ended December 31, 2001 from the quarter ended December 31, 2000 was due to the fact that high volume shipments of the first generation Q drive were made to a buyer in Japan during the quarter ended December 31, 2000. These shipments, which totaled approximately $400,000 in revenues, also accounted for the lower overall gross margins experienced during the quarter ended December 31, 2000 because of the favorable pricing granted to this volume purchaser. Total operating expenses for the quarter ended December 31, 2001 were $396,145, a decrease of 23%, compared to total operating expenses of $514,494 for the quarter ended December 31, 2000. The decrease in operating expenses was largely due to lower overhead resulting from reduced staffing and reduced premises and travel expenses because the Company closed its office in St. George, Utah. Professional expenses associated with legal services increased significantly during the quarter. Furthermore, the Company increased its provision with regards to outstanding legal claims to $226,000 from $126,000 in the prior period.

Costs and expenses included general and administrative expenses in the amount of $322,547, sales and marketing expenses in the amount of $50,042 and research and development expenses in the amount of $23,556. These expense categories compare with $257,804, $61,601 and $195,089 respectively in the quarter ended December 31, 2000.

NINE MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTH PERIOD ENDED DECEMBER 31, 2000.

Net sales for the nine month period ended December 31, 2001 decreased by 64% to $485,451 compared with $1,349,996 for the nine month period ended December 31, 2000. Licensing revenue decreased from $314,306 for the nine month period ended December 31, 2000, to $61,075 for the nine month period ended December 31, 2001, due to the expiration of certain OEM licensing contracts and a decrease in the volume of software licenses issued to the Company's remaining OEM customers. Furthermore, sales of bundled products decreased from $1,035,760 for the nine month period ended December 31, 2000, to $424,376 for the nine month period ended December 31, 2001, because the Company lacked sufficient working capital to finance inventory and marketing. Commencing in December 2001, however, the Company was able to obtain inventory financing from its new supplier. The net operating loss for the nine month period ended December 31, 2001 increased to $1,590,287 compared to a net operating loss of $1,202,775 for the nine-month period ended December 31, 2000, an increase of $387,512 or 32%. Total operating expense for the nine month period ended December 31, 2001 was $1,766,619, compared with total operating expense for the nine month period ended December 31, 2000 of $1,695,093. Operating expense for the nine month period ended December 31, 2001 included general and administrative expenses in the amount of $1,094,027, sales and marketing expenses in the amount of $512,637, and research and development expenses in the amount of $159,955. For the nine month period ended December 31, 2000, these expenses were $725,118, $294,512 and $675,463, respectively.

The 4% increase in operating expense from the previous nine month period was a result of increased legal and consulting fees, one-time restructuring costs related to the closure of the St. George, Utah office, and the write-down of accounts receivable and inventory.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine month period ended December 31, 2001 was $125,398. This compares to net cash used in operating activities of $872,691 for the nine month period ended December 31, 2000. During the nine month period ended December 31, 2001, the Company reduced its use of cash by using stock to pay for services, fees and employee compensation in addition to keeping its overhead low. Net cash used in investing activities was $382,104 and consisted of a decrease of $398,923 in restricted cash and the sum of $16,819 used to purchase equipment. Restricted cash represented cash collateral held by the Bank to support the Company's line of credit. During the nine month period ended December 30, 2001, the restricted cash was used to pay down part of the Bank's loan, which had an outstanding balance of $799,485. After offsetting the restricted cash, the amount owed by the Company on the Bank loan was $397,603. This compares to net cash used in investing activities of $375,819 for the nine month period ended December 31, 2000. Net cash used in financing activities was $308,093 in the nine month period ended December 31, 2001 compared to net cash provided by financing activities of $1,276,206 for the comparable period ended December 31, 2000.

The Company has reached an agreement with the Bank to extend the due date of the loan until October 2003, subject to the Bank's receipt of additional collateral in the form of 2,000,000 shares of the Company's common stock and the issuance of 1,000,000 warrants. Documentation for this settlement is pending completion. A loan from a shareholder in the amount of $244,563 is currently in default. A proposal for payment has been presented to the shareholder and the Company is awaiting his response. The Company has reached an agreement with its officer-shareholders and one other shareholder to extend the payment of their outstanding loans (including accrued interest) for another year. As part of this agreement, all outstanding principal and accrued interest will be rolled into loans that may be converted into common stock. These agreements have not yet been documented.

The Company had a working capital deficit (current assets minus current liabilities) of $2,044,199 as of December 31, 2001. The deficit working capital reflects the Company's utilization of its working capital to fund its operations. As of December 31, 2001, the Company had cash and cash equivalents on hand of $17,218 and other current assets of $74,231. Current liabilities as of December 31, 2001 were $2,135,648, of which $397,603 was the defaulted bank loan and $377,192 represented short term notes payable as described above. The Company's cash on hand as of December 31, 2001 is not adequate to fund the Company's operations for the next three months if the Company continues to use its cash in operating activities at the same rate as the quarter period ended December 31, 2001. Management believes that its liquidity and capital resources are not adequate to support its planned operations at present levels for an extended period of time and is in the process of seeking additional equity or debt financing to increase its working capital and fund anticipated operations. There can be no assurance that the Company will be successful in obtaining additional financing or that any such additional financing the Company obtains will be on reasonable terms.

As of December 31, 2001, the Company was late in paying various creditor trade payables. The Company has commenced negotiations with certain vendors for reductions in the amounts owed or has obtained or is seeking long-term payment plans. A creditor located in Utah obtained a lien against the Company's assets in Utah. The Company made one installment payment to the creditor but declined to pay the second payment after having made a good-faith estimate of the value of the assets. It is the Company's understanding that the lien has been foreclosed and the property sold. (See "Legal Proceedings.")

The Company currently does not have any material commitments for capital expenditures.


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Due to the Company's lack of available cash, it has been attempting to negotiate with its creditors for payment terms on outstanding obligations. The following legal proceedings were filed during the quarter ended December 31, 2001 or were filed prior to the quarter ended December 31, 2001 but are being reported because a material development occurred in the quarter ended December 31, 2001.

         S & S Public Relations, Inc. v. Agate Technologies, Inc., Superior Court of California for the County of Alameda, Fremont Hall of Justice. This action was filed on December 14, 2001. S & S Public Relations, Inc. alleges that the Company owes it $17,311.51 for services relating to the development of a public relations program, 10% interest on that amount from November 15, 2001 to the date of judgment and $660 in attorney's fees.

         Alphagraphics v. Agate Technologies, Inc., Fifth Judicial District Court in and for Washington County, State of Utah, Case No 010501632. Judgment was entered against the Company on September 18,

2001 in the sum of $16,431.60 and the plaintiff obtained a writ of attachment on October 31, 2001. The Company agreed to pay the judgment in installments and paid the plaintiff the first installment of $6,907.26. The Company abandoned the settlement agreement when it was determined that the value of the property attached by the creditor was less than the value of the judgment. The plaintiff proceeded to foreclose on the writ of attachment and sold the property.

         The Company is involved in two legal proceedings related to Jamilah Abu Bakar ("Bakar"), a former employee of the Company's Malaysian subsidiary, ATI Technologies (M) Sdn Bhd. ("ATI"). Bakar is the sole shareholder of a corporation that beneficially owns more than 5% of the Company's outstanding common stock. The Company is the plaintiff in a declaratory relief action pending in the Santa Clara County Superior Court entitled Agate Technologies Inc. v. Jamilah Abu Bakar. In this action, Agate seeks a ruling that it is not obligated to pay damages or a portion of Bakar's salary or compensation for the period of time that she was employed by ATI. On April 24, 2001, the Court granted Bakar's motion to stay this action pending the adjudication of the following Malaysian action. Bakar is the plaintiff in an action pending before the Malaysian Industrial Court between Jamilah Bte Abu Bakar and ATI Technologies (M) Sdn Bhd, and Agate Technologies Inc. In this action, Bakar claims that she was constructively terminated from her position as executive director with ATI, and seeks monetary damages. On or about December 9, 2000, the Malaysian court granted Bakar's request to add the Company as a party defendant to this action. The Company believes that the order was improperly entered in violation of an agreement of the parties to toll legal action during an attempt to mediate their disputes. On November 26, 2001, the case was tried, however no one appeared on behalf of the Company or ATI. As a result, the Malaysian Industrial Court, on January 15, 2002, handed down a verdict against the Company and ATI and in favor of Bakar in the amount of 1,210,000 Malaysian Ringit, which is approximately $375,000. The Company has not yet decided whether to revive the U.S. declaratory relief action that had been stayed pending the results of the Malaysian action. If and when Bakar attempts to enforce her Malaysian judgment in the U.S., the Company intends to contest the entry of such judgment, although no assurance can be given that the Company will be successful in these regards.


ITEM 2.  CHANGES IN SECURITIES

         On September 26, 2001 the Company issued 200,000 shares of its restricted common stock to Walter Wright in exchange for consulting services rendered by Mr. Wright with a value of $46,400. These securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         The Company is currently in default for failure to pay that certain promissory note issued in favor of Chinatrust Bank on October 5, 1998, and amended by a Business Loan Agreement on July 30, 2000. While the parties have reached an agreement regarding extension of the term of the loan and the agreement has been memorialized in writing, neither the collateral (2,000,000 shares of the Company's common stock) nor the warrant agreement have been delivered to Chinatrust Bank. The principal amount remaining to be paid pursuant to the promissory note is $397,603. The principal amount accrues interest at the prime rate as published in the Wall Street Journal plus 1.25%.

         The Company is currently in default for failure to pay under the provisions of that certain promissory note issued in favor of a shareholder on September 25, 2000. The principal amount owing is $244,563. The unpaid balance of principal and interest due as of the date of this report is $263,659.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K was filed during the quarter ended September 30, 2001 to disclose the amendment and restatement of the Company's Dual Stock Option Plan.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                          AGATE TECHNOLOGIES, INC.

Date: February 19, 2002                        By: /s/ Francis Khoo

______________________________
                                                   Francis CS Khoo
                                                   Chairman of the Board and CEO



Date: February 19, 2002                        By: /s/ Shirley Ooi
_______________________________
                                                   Shirley Ooi
                                                   Chief Financial Officer