Form 10KSB
period 2002-03-31
AGATE TECHNOLOGIES INC DE
filed 2002-07-17
CIK 1006762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended:                                                              Commission File Number

March 31, 2002                                                                            333-5278-NY

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

895 Dove Street, 3rd Floor

Newport Beach , California                                                                       92660

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

State issuer's revenues for the most recent fiscal year.  $595,092.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of May 30, 2002 was $115,025.93.  The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 21,567,593  shares of common stock $.0001 par value outstanding as of May 30, 2002.

Documents incorporated by reference:   None

Transitional Small Business Format (check one);   Yes   ;   No  X

ADVISEMENT

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases..  These forward-looking statements are based on the Company's current expectations or beliefs , including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and operational plans.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "anticipate," "expect," "intend," "plan," "will," "believe," "intend," "could," "might" or "continue" or the negative or other variations thereof and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and  actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Agate Technologies, Inc., a Delaware Corporation ("the Company"), is a holding company and through its subsidiaries is engaged in the design, development and marketing of software solutions, associated hardware , and services enabling cross PC (personal computer ) platform connectivity, making it easier for data and device sharing and reducing computer downtime.  The Company's business focus and product offerings include plug and play software, components for hot swap solutions, peripheral products for date back-up, instant data recovery and USB digital storage devices and applications.

Since its formation on January 1996, Agate Technologies (California), Inc , a California corporation ("Agate-California), was  engaged in the design, development and marketing of software solutions, associated hardware, and services enabling cross PC (personal computer) platform connectivity which made it easier for data and device sharing and reduced computer downtime.

Agate-California pioneered the first real application of "plug and play" software technology for swapping of storage peripherals for IDE and ATAPI interfaces.  This technology eliminated the need to restart and reconfigure the computer system whenever a peripheral device was inserted or removed from the computer.  Since then, hot swapping to IDE peripherals has become a standard in mobile devices and currently more than a million notebook PCs use the Company's ProSwap software through royalty licenses granted to various PC manufacturers, including IBM, Acer, NEC, Hewlett Packard, Fujitsu and Siemens.

On June 29, 1999, all former shareholders of Agate-California were issued shares in ARCA Corp., a New Jersey corporation ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares.  Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged.  Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share is convertible into 1.5 ARCA common shares.  As a result of this transaction, shareholders of Agate California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA.  Accordingly, the transaction between ARCA and Agate-California is considered to be an acquisition of Agate-California by ARCA.

On June 30, 1999, ARCA was merged into its other wholly owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware" or the "Company"), in order to re-incorporate ARCA in Delaware.  Agate-Delaware has Series A Preferred Stock that is identical in rights, preferences, privileges and restrictions to the ARCA Series A Preferred Stock.  Each ARCA shareholder received one share of Agate-Delaware in exchange for one ARCA share.  As a result of this transaction, Agate Technologies Inc., a Delaware corporation, became a publicly traded company on June 30, 1999.

Subsequently, Agate-Delaware formed new subsidiaries and operated its business through these subsidiaries which  include  Agate-California , EI Corporation, Agate International Cayman Limited, and Agate Singapore Pte Ltd. In addition , Agate-California had a Malaysian subsidiary prior to its transaction with Agate-Delaware called ATI Technologies (M) Sdn Bhd.  All of the subsidiaries except Agate-California are inactive and outstanding liabilities of the group far exceed their assets.  The Company currently does not have the funds necessary to conduct its operations which have temporarily ceased until either more financing is obtained, the Company is able to raise funds by a licensing transaction or partial asset sale, the Company is acquired by or acquires another business, or the Company goes out of business.  The Company's principle office is located at  895 Dove Street, 3rd Floor, Newport Beach, Ca 92660.

Business Overview

The Company is engaged in the design, development and marketing of data storage solutions and data management across PC platforms.  The Company's business focus and product offerings include plug and play software, components for hot-swap solutions, peripheral products for data back-up, products allowing for instant data recovery and USB digital storage devices and related applications.  The Company derives revenues from software licensing and products sold through resellers, direct telephone and Internet sales.

During the first quarter of 2001, the Company located its sales, marketing and technical support operations in St George, Utah and its corporate and accounting operations were located in Cerritos, California.  During the early 2001, the  Q USB hard drive continued to achieve strong media coverage and attention  as a unique removable storage device. However, by June 2001,  the Company was unsuccessful in raising further funding due to overall tough market conditions and a slower economy.  As a result of the financial strain ,, steps were taken to close its St George operations and cut back on its staffing.  Without a new round of financing, the Company was not able to meet its objective to expand product development , marketing and meet the competitive demands on pricing.

The Company was not able to sustain its ongoing business operations in early 2002 without additional capital. Commencing Feb 2002, the Company ceased its normal business operations and focused on working with financial advisors to restructure the Company's debt and reduce its outstanding debt through conversion of debt to shares so that the "public shell" can then be merged with an operating company with operating history and assets.  Although the Company intends to find a potential merger candidate, there can be no assurance that it can successfully restructure the debt for the purpose of the merger.  Further, there is no assurance that any completed acquisition will enhance the Company's future.  If an acquisition is consummated, it is expected that a significant portion of the consideration will result in significant dilution of stockholder interest.

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

The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps.  Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operation results and financial condition.  See Item 3 in PART I of this document entitled "Legal Proceedings."

The Company has two patent applications pending with the United States Patent and Trademark Office.  These applications relate to the Company's "hotswap" technology and the Web2Drive Internet portal.  In June 1999, the Company filed a continuation to its November 1996 U.S. patent application covering certain aspects of its ProSwap technology (and specifically as it applies to IDE devices).  Based on the lack of funds, the Company has not been able to pursue the continuation of these patents.

The Company owns various trademarks and trade names relating to its products lines.

Principal Suppliers

The Company's  Q USB hard drive devices are solely sourced from one manufacturer.  Any termination or significant disruption in the Company's relationship with the manufacturer or any material adverse change to the financial condition of the manufacturer could prevent the Company from filling customer orders in a timely manner and would have a material adverse effect on the Company's financial position and results of operation.  Although management believes that its relationship with these manufacturers is good, there can be no assurance that these relationships will continue or that either of these manufacturers will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner.  Although the Company attempts to reduce the adverse impact that problems with these suppliers could cause by maintaining a safety stock, there is no assurance that the Company would be able to replace the supplier before its safety stock would be depleted.

Research and Development Spending

During the two most recent full-year fiscal periods ended March 31, 2002 and March 31, 2001, the Company spent $256,758 and $412,791 respectively on research and development activities.  See Item 6 in PART II of this document entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

The Company currently has no employees.  The officers of the Company continue to maintain the Company's minimal operations pending completion of the debt restructure for the purpose of a merger transaction. The officers of the Company do not receive compensation and have deferred their compensation expense. On June 28, 2002, Ms. Shirley Ooi has resigned as CFO and remains as a director of the Company.

Compliance With Environmental Laws

Because of the nature of the Company's business, it does not believe that the costs and effects of compliance with environmental laws, whether federal, state or local, would be significant or even material.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property.  In March 2002, the Company moved out of its office at 16000 Carmenita Road, Cerritos.  As the Company has no financial resources, it has located its address at 895 Dove Street, 3rd Floor, Newport Beach, California 92660 for purposes of mail and phone communications only.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, the Company is not a party to any material pending legal proceedings nor is any of its property subject to any such legal proceedings:

Due to the Company's lack of cash, it has been attempting to negotiate with its creditors on outstanding obligations.  The following legal proceedings were filed during the year  ended March 31 2002:

S&S Public Relations Inc. v. Agate Technologies, Inc.  Superior Court of California for the County of Alameda, Fremont Hall of Justice.  This action was filed on December 14 2001. S&S Public Relations, Inc. alleges that the Company owes it $17,311.51 principal, $1007 interest, $660 attorney's fees and $149.00 costs for a total judgment of $19,127.51 relating to services rendered for public relations.  As the Company has no funds to proceed with a response to this action, it is attempting to negotiate with plaintiff's counsel to issue shares in settlement for the outstanding payment.  The matter is still pending.

Alphagraphics v. Agate Technologies, Inc.  Fifth Judicial Court in and for Washington County, State of Utah Case NO 010501632.  Judgment was entered against the Company on September 18, 2001 in the sum of  $16.431.60 and the plaintiff obtained a writ of attachment on October 31 2001.  The Company agreed to pay the judgment in installments and paid the plaintiff the first installment of $6,907.26.  The Company abandoned the settlement agreement when it was determined that the value of the property located in St. George , Utah was less than the value of the judgment. Since then, plaintiffs have proceeded to foreclose on the writ of attachment and sold the property. No further claims have been received on this matter.

Agate Technologies, Inc., a California corporation ("Agate"), is involved in two legal proceedings related to Jamilah Abu Bakar ("Bakar"), a former employee of Agate's Malaysian subsidiary, ATI Technologies (M) Sdn Bhd. ("ATI").  Agate is the plaintiff in a declaratory relief action pending in the Santa Clara County Superior Court entitled Agate Technologies, Inc. v Jamilah Abu Bakar.  In this action, Agate seeks a ruling that it is not obligated to pay damages or a portion of Bakar's salary or compensation for the period of time that she was employed by ATI.  On April 24, 2001, the Court granted Bakar's motion to stay this action pending the adjudication of the following Malaysian action.  Bakar is the plaintiff in an action pending before the Malaysian Industrial Court between Jamilah Bte Abu Bakar and ATI Technologies (M) Sdn Bhd, and Agate Technologies Inc. California.  In this action, Bakar claims that she was constructively terminated from her position as executive director with ATI, and seeks monetary damages.  On or about December 9, 2000, the Malaysian court granted Bakar's request to add Agate as a party defendant to this action.  Agate believes that the order was improperly entered in violation of an agreement of the parties to toll legal action during an attempt to mediate their disputes. On November 26, 2001, the case was tried, however no one appeared on behalf of ATI.  As a result, the Malaysian Industrial Court, on January 15, 2002, handed down a verdict against Agate Technologies, Inc., California and ATI and in favor of Bakar in the amount of 1,210,000 Malaysian Ringgit, which is approximately $375,000.  The Company has not yet decided whether to revive the U.S. declaratory relief action that had been stayed pending the results of the Malaysian action.  If and when Bakar attempts to enforce her Malaysian judgment in the U.S., the Company intends to contest the entry of such judgment, although no assurance can be given that the Company will be successful in this regard.   Bakar is the sole shareholder of a corporation that beneficially owns more than 5% of the Company's outstanding common stock.

In May 2001 the Company received a letter from a competitor demanding that it cease manufacture of the Q USB hard drive device.  The letter alleges that the Q device infringes on a patent filed by the competitor for a similar type of digital storage device.  The Company's legal counsel has determined that, based on the information currently available to the Company, it has not infringed because, among other reasons, providing a flash memory device having USB connectivity and functionality is not novel.  Based on the foregoing, the Company has advised the competitor that it will continue to manufacture and sell the Q device.  The Company has not heard any further from the competitor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2002, either through the solicitation of proxies or otherwise.

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

Quarter Ending

                                                            HIGH                                      LOW

Sep 30, 2000                                          $2.50                                        $1.25

Dec 31, 2000                                         $1.875                                      $0.812

March 31, 2001                                      $1.65                                        $0.30

June 30, 2001                                        $1.24                                        $0.35

September 30, 2001                               $0.45                                        $ 0.14

December 31, 2001                               $0.25                                        $ 0.02

March 31, 2002                                     $0.10                                        $0.027

June 30, 2002                                        $0.03                                        $0.005

The last price of the Company's common stock as reported on the OTC Electronic Bulletin Board on June 30, 2002, was $0.008 .  As of June 30, 2002, the Company had 529 holders of record of the Company's common stock.

The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business.

In 1999, the Company sold 321,336 shares of its Common Stock at $0.75 per share, raising $241,002.  This offering was made pursuant to an exemption granted by Rule 506 promulgated under the Securities Act of 1933.

In 2000, the Company sold 429,000 shares of Common Stock at $0.50 per share, raising $214,500.  This offering was also made pursuant to an exemption granted by Rule 506 promulgated under the Securities Act of 1933.

In 2000, the Company also sold 859,450 shares of its Common Stock, with attached warrants, for $1.00 per unit.   This offering was made through Chicago Investment Group, Inc.  This offering was made pursuant to an exemption granted by Rule 506 promulgated under the Securities Act of 1933.

In 2001, the Company sold 285,714 shares of its Common Stock for 0.035 cents per share, raising $10,000 . This offering was made pursuant to an exemption granted by Rule 506 promulgated under the Securities Act of 1933

In May 2002, the Company issued 3,121,644 shares of its restricted Common Stock to a certain party who elected to convert to Common Stock pursuant to the terms of the Convertible Note entered into on October 01, 2001.  The Convertible Note matures on November 03, 2002 bearing an interest rate of 12% per annum and was agreed to by the Holder when the Company could not repay the Promissory Notes.

In May 2002, the Company issued 10,902,200 shares of its restricted Common Stock to certain related parties who elected to convert to Common Stock pursuant to the terms of the Convertible Note entered into on October 01, 2001.  The Convertible Note matures on November 03, 2002 bearing an interest rate of 12% per annum and was agreed to by the Holders when the Company could not repay the Promissory Notes.

In June 2002, the Company issued 2,737,500 shares of restricted Common Stock to convert 1,825,000 preferred shares to common shares pursuant to the terms of the Preferred Stock Agreement .

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company is a holding company and through its subsidiaries is engaged in the design, development and marketing of data storage and data management hardware and software solutions and services enabling cross PC platform connectivity, making it easier for data and device sharing and reducing computer downtime.  The Company's business focus and product offerings include plug and play software, components for hot swap solutions, peripheral products for data back-up, instant data recovery and USB digital storage devices and applications.  During the FYE March 31 2002, the Company was not able to raise additional working capital as a result of which the Company was under severe financial strain.  Although the Company implemented the closure of its St George, Utah, office, cutback on staff and reduced overall expenses,  it was not able to keep the normal business operations sustainable without further cash injection.  Commencing February 2001, the Company ceased its normal business operations and focused on working with financial advisors to restructure the Company's debt and started working with creditors to convert debt to stock.  After the debt restructure is completed, the Company intends to seek new business opportunities. There is however no assurance that the Company can continue to maintain this minimal operations without additional funds or that a merger can be consummated .

The Company's fiscal year end is March 31, 2002.

Results Of Operations

Fiscal Years Ended March 31, 2002 And March 31, 2001.

Net sales for the year ended March 31, 2002 declined to $595,092  compared with net sales of $1,761,736 for the year ended March 31, 2001, a decrease of  66%.  Net sales for the year ended March 31, 2002 were derived from software licensing sales and bundled products sale which consist mainly of the Q-USB drive, which is a USB /flash memory digital hard drive, the size of a key. For the year ended March 31, 2002, bundled products and software licensing accounted for 88% and 12%, respectively, of all net sales.  This compares to 72% and 28%, respectively, for the fiscal year ended March 31, 2001.

Gross margins increased to 36% for the year ended March 31, 2002 compared to 18% for the year ended March 31, 2001,  due to a higher volume of direct sales through the Internet and a lower inventory write down in the current year.  Gross profit declined to $215,826 for the fiscal year ended March 31, 2002 compared to $313,499 for the fiscal year ended March 31, 2001, a decrease of 31%.

Operating expenses increased slightly in the year ended March 31, 2002 to $2,641,901 from $2,621,793 for the year ended March 31, 2001, an increase of 0.8%.  A significant portion of the operating expense for the year ended March 31, 2002,  represented non-cash operating expense . This non cash operating expense included an amount of $657,809 in services which was paid with the Company's stock and $235,928  in deferred compensation to the officers of the Company.   As at March 31, 2002, total accrued deferred compensation owed to the officers of the Company was $517,756.  Research and development expenses decreased to $256,758 for the year ended March 31, 2002, from $412,791 for the year ended March 31, 2001, a decrease of 38%.  Sales and marketing expenses decreased to $590,136 for the year ended March 31, 2002, compared to $1,116,593 for the year ended March 31, 2001, a decrease of 47%.  General and administrative expenses increased to $1,794,807  for the year ended March 31, 2002, from $1,092,409 for the year ended March 31, 2001, an increase of 64%.  The increase  in general and administrative expenses was largely due to payments to consultants and for professional and legal fees. All other office and premise expenses were reduced as operations scaled down  significantly by mid year and staff cutbacks were implemented.

Interest income and other income decreased to $9,277 for the year ended March 31, 2002, from $28,930 for the year ended March 31, 2001.  This reflects a reduction in cash resources.

The Company's operating loss increased to $2,425,875 for the year ended March 31, 2002, from $2,308,294 for the year ended March 31, 2001, an increase in operating losses of $117,581 or 5%.  For the year ended March 31, 2002,  the Company had a net loss of $2,492,312 compared to a net loss of $2,359,200 for the year ended March 31, 2000, an increase of $133,112 or 6%.  Although management expects operating costs to be minimal for maintaining  the public company, waiting to locate a new business opportunity keeps the Company as a going concern, as there is no assurance that the Company can continue without further cash injection.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended March 31, 2002, was $146,025.  This compares to net cash used in operating activities of $1,581,903 for the year ended March 31, 2001.  Net cash provided by investing activities was $398,802 for the year ended March 31, 2002.  This compares to net cash used  by investing activities of $363,115  for the year ended March 31, 2001.  Working capital (current assets minus current liabilities) was a deficit $2,513,466 at March 31, 2002 compared to the working capital deficit  of $1,438,538 as at March 31, 2001.  The increase in working capital of $1,424,052 or 75% reflects the Company's utilization of its working capital to fund its continuing losses from operations.  At March 31, 2002, the Company had cash and cash equivalents on hand of $26,264 and other current assets of $25,885.  Current liabilities at March 31, 2002 were $2,565,615.

The Company's cash on hand as of March 31, 2002 would not be adequate to fund the Company's operations for one month if the Company continued to use cash in operating activities at the same rate as in fiscal 2002.  The Company has significantly  reduced its cash used in operations through implementing closure of the St George, Utah office, staff cutbacks and currently maintaining minimal operations while working to restructure its debt.   The Company has reached an agreement with China Trust U.S.A. Bank on settlement of its outstanding debt by converting it to shares.  The bank has signed the agreement and transaction is to be implemented upon the payment of a minimum cash amount of $15,000 to the Bank.   The Company is in the process of restructuring its debt and locating a new business opportunity.  Therefore, there is no assurance that the Company will have adequate financial resources in order to maintain its minimal operations while restructuring its debt.  Management plans to raise minimum funding through technology licenses or consulting agreements to keep the Company's operations sustainable until a new business opportunity can be located. There is , however, no assurance that the Company's  creditors will accept the debt restructure or that upon completion of the debt restructure, a new business opportunity can be located.  If the Company is unable to achieve any of the plans mentioned, the Company will not have enough cash to continue to operate.

The Company currently does not have any material commitments for capital expenditures.

The Company has a limited operating history and no financial resources to sustain the Company's minimal operations pending the debt restructure and locating a merger partner.  There is no assurance that given the lack of financial resources, the Company can continue with the debt restructuring while finding a merger partner.  Even if a merger transaction were consummated, it is expected that a significant portion of the Company would have to be given as consideration for the transaction resulting in significant dilution to stockholders.  There is no assurance that the debt restructure can be successful or that creditors will agree to the proposed restructure.  If the Company is not successful in implementing the restructure plan, the business and future sustainability of the Company will be at risk.  Furthermore, even if a merger partner was located, there is no assurance that the Q drive business can be revived and or the development of the Q  drive product can be continued and/or the Q drive product can respond to current and future competitive pressures.

There is no assurance that the Company's business activity can be continued due to factors beyond our control, including:  1. The demand for and market acceptance of the Q drive product;  2. Customer retention;  3. The timing and success of marketing efforts;  4. The availability and magnitude of working capital expenditure for competitive volume pricing;  5. The timely manufacture of the product which is sole sourced;  6. The introduction of new services or enhancements by the Company and its competitors;  7. Economic conditions including those in the technology sector;  8. Potential unfavorable legislative and regulatory developments;  9. A highly competitive environment.

To the extent that the Company relies on the Internet for its e-commerce site, the Company's business will be hurt and or inhibited for a number of reasons including:  1. General economic conditions;  2. Access costs;  3. Inadequate network infrastructure;  4. Security concerns;  5. Inconsistent quality of services;  6. Reliability of the web hosting and ecommerce vendor;  7. Lack of availability of cost-effective, high speed service from Internet Service Providers.

Although the Company relies upon certain third parties for security products which effect the secure transmission of confidential information, there is no assurance that the measures implemented will not be circumvented or that the Company's systems will not be infected by computer viruses which will require costs outlay to eliminate resulting in interruption to the business.

The Internet infrastructure may not be able to support the demands placed on it or the Internet's performance and reliability may decline.  Similarly, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure which could hurt the business.

The Company may be exposed to risks associated with acquisitions, including integration risks and risks associated with methods of financing and the impact of accounting treatment.  In addition, the process of completing an acquisition may take a long time, therefore putting further financial strain on the Company to sustain current operations.  Furthermore, there is no guarantee that the acquisition will enhance the business of the Company.  Other risks encountered include the inaccuracy of financial data of the acquired company.

Currently, there are no securities analysts covering the Company and distributing research and recommendations about the stock.  Even with monthly trading volume for the Company's stock at 767,883 in April 2002, 658,613 in May 2002, and 980,891 in June 2002, the large availability of public trading stock, the lack of analyst coverage , fluctuations due to overall stock market and economic conditions generally and the insolvency of the Company give no assurance that there will be a market for the shares or that the stock can be sold.

Any of these factors could have a significant and adverse impact on the market price of our common stock.  In addition, the stock market in general has experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of the common stock.

Limited Capital/Need for Additional Capital

The Company presently does not have sufficient operating capital to continue the business. The Company is working with financial advisors to restructure the Company's debt and intends to find a merger partner for the "public shell."  There can be no assurance that the Company will be able to consummate such a merger transaction and without further financing, the Company may not be able to continue as a going concern.

Uncertain Market Acceptance

The Company's business is based on a perceived need for portable or transportable small-sized memory devices, suitable for linkage with all common computer hardware utilized by individual personal computer operators.  The Company has undertaken no independent market study to determine whether or not the market will accept such products.  The Company's business will be subject to all the risks associated with introducing and marketing a new product or service.

Recent and Expected Losses

From inception, the Company has never been profitable and has sustained substantial net losses from operations.  There can be no assurance that it ever will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels.  Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations.  During the fiscal years ended, March 31, 2000, year ended March 31, 2001, and year ended March 31, 2002,  the Company incurred net pre-tax losses of  $1,811,521, $2,355,990 and $2,491,512  respectively.   The Company's former auditors, Singer Lewak Greenbaum & Goldstein, LLP, issued a "going concern" opinion for the Company's financials at March 31 2001.  In that opinion, the auditor noted that the Company has sustained recurring losses, which raises substantial doubt about its ability to continue as a going concern.

Technological Change and Market Competition.

Competition in the data storage industry continues to be intense.  The industry is characterized by changing technologies and customer demands for new products.  Third parties could develop products and technologies, which could cause the Company's products and technologies to become obsolete.  Many of these competitors have considerably greater resources and abilities, greater marketing and sales capacity, established distribution networks, significant good will and global name recognition.  As a result, these competitors may be in a better position than the Company to quickly respond to rapid technological change and consumer demand.  Accordingly, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance.  The Company's future is largely dependent on development of new products including, for example, its Q USB hard drive device, its enhancements and applications.  These products and services are in varying stages of development and there can be no assurance that the development of these products and services will be successfully or timely completed.  See the section entitled "Competition."

Unproven and Evolving Business Model

While the Company launched the new Q drive in the quarter ended December 2000, it intends to extend this technology to vertical applications to enhance product functionalities and usability to consumers.  This is a novel and unproven business model, which may not be successful and will ultimately depend on consumer demand for such a product.  The Company is aware of similar products that are currently available, and anticipates that any business model it develops will be subject to change.  At this time it is impossible for management to predict the degree to which consumers will demand such a product or whether any potential market will be large enough to provide any meaningful revenue or profit for the Company.  Successful implementation of this business model may also require the Company to enter into partnerships with OEMs and software solutions providers.  There can be no assurance that the Company will find OEMs or software solutions providers willing to partner with it.

Dependence on One Manufacturer

Most of the Company's products, including the custom Q drives, are sole sourced.  Any termination or significant disruption in the Company's relationship with the manufacturer or any material adverse change to the financial condition of the manufacturer could prevent the Company from filling customer orders in a timely manner and would have a material adverse effect on the Company's financial position and results of operation.  Although management believes that its relationship with its manufacturers are good, there can be no assurance that these relationships will continue or that these manufacturers will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner.  Even though the Company maintains a safety stock, there can be no assurance that the Company would be able to replace the supplier before its safety stock runs out.

Supply Relationships With and Dependence on Third Parties

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

Protection of Intellectual Property

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

Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.  Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.  In addition, the laws of many countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States.  There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

A competitor has claimed infringement by the Company with respect to the Q USB hard drive device and others may claim infringement by the Company with respect to other current or future products.  See Item 3 in PART I of this document entitled "Legal Proceedings."  The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps.  Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

On June 21, 2002, the Company, by the vote of the majority of the stockholders, approved an increase in the total amount of common shares authorized.  The total number of common shares authorized was increased from 75,000,000 to 200,000,000 common shares.

ITEM 7.  FINANCIAL STATEMENTS

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONTENTS

March 31, 2002

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheet

            Consolidated Statements of Operations and Comprehensive Loss

            Consolidated Statements of Shareholders' Equity (Deficit)

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Agate Technologies, Inc. and subsidiaries

We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows of Agate Technologies, Inc. and subsidiaries for the year ended March 31, 2001.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations of Agate Technologies, Inc. and subsidiaries and their consolidated cash flows for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

June 12, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Agate Technologies, Inc. and Subsidiaries

Newport Beach, California

We have audited the accompanying consolidated balance sheet of Agate Technologies, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements of Agate Technologies, Inc. as of March 31, 2001 were audited by other auditors whose report dated June 12, 2001 expressed a "going concern" qualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agate Technologies, Inc. and subsidiaries as of March 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, however, for the year ended March 31, 2002, the Company incurred a net loss of $2,492,312, and its net cash used in operating activities was $146,025.  In addition, the Company's accumulated deficit was $13,172,445 as of March 31, 2002.  Furthermore, since the Company has suffered recurring losses from operations, the Company is in default on its line of credit.  Due to its default on the payment of outstanding invoices, the Company is also involved in certain legal proceedings and claims.  The management believes that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.  Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.  These factors, among others, as discussed in Note 2, raise substantial doubt about the ability to continue as a going concern.  Management's plans in regards to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kwang-Ho Lee, CPA

June 28, 2002                                                              KENNY H. LEE CPA GROUP

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2002

ASSETS

        March 31, 2002

Current assets
   Cash and cash equivalents         $ 26,264
   Accounts receivable, net of allowance
      for doubtful accounts of $171,060       8,316
   Inventories          9,385
   Prepayments and other assets        8,184

  Total current assets                                 $   52,149

Restricted cash          6,000
Property and equipment, net       21,875
Software development costs            -
                                                                         _______

  Total assets                                         $   80,024

LIABILITIES AND SHAREHOLDERS' DEFICIT

        March 31, 2002

Current liabilities
   Line of credit      $ 397,603
   Note payable        274,182
   Current portion of time-share payable                                  1,335
   Accounts payable        715,464
   Accrued compensation       517,756
   Accrued closure provision      412,908
   Other accrued expenses      143,358
   Notes payable - related parties     103,009

  Total current liabilities                             2,565,615

Time-share payable, net of current portion                          11,244

  Total liabilities                                     2,576,859

Commitments and contingencies

Shareholders' deficit
   Convertible Series A preferred stock, $0.0001 par value.
    15,000,000 shares authorized;
 1,825,000 shares issued and outstanding           1833
   Common stock, $0.0001 par value.
 75,000,000 shares authorized:
 21,567,593 shares issued and outstanding               2,1577
   Additional paid-in capital                                     10,844,506
   Stock subscription                                               (151,500)
   Accumulated other comprehensive loss               (19,736)
   Accumulated deficit                            (13,172,445)

  Total shareholders' deficit                       (2,496,835)

  Total liabilities and shareholders' equity        $   80,024

The accompanying notes are an integral part of these statements.

AGATE TECHNOLOGIES, INC. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

For the Years Ended March 31, 2002

                     2002           2001

Revenues
   License revenue                    $   71,410      $  497,954
   Sales revenue                              523,682       1,263,782

 Total revenue                         595,092       1,761,736

Cost of goods sold                            379,266       1,448,237

Gross profit                                  215,826         313,499

Expenses
   Research and development                   256,758         412,791
   Sales and marketing                        590,136       1,116,593
   General and administrative               1,794,807       1,092,409

 Total expenses                      2,641,701       2,621,793

Loss from operations                       (2,425,875)     (2,308,294)

Other income (expense)
   Interest income and other income             9,277          28,930
   Interest expense and other expense         (74,914)        (76,626)

 Total other income (expense)          (65,637)        (47,696)

Loss before provision for income taxes     (2,491,512)     (2,355,990)

Provision for income taxes                        800           3,210

Net loss                                   (2,492,312)     (2,359,200)

Other comprehensive income (loss)
   Foreign currency translation adjustment     59,300           1,896

Comprehensive loss                        ($2,433,012)    ($2,357,304)

Basic and diluted loss per common share      (  $0.15)       (  $0.18)

Weighted average number of common shares    16,068,580     13,337,572

The accompanying notes are an integral part of these statements.

AGATE TECHNOLOGIES, INC. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31,

Accumulated
Total

Convertible                                            Additional
Other                               Stockholders

Series A Preferred Stock   Common Stock
Paid-in          Stock       Comprehensive
Accumulated        Equity

                             Shares      Amount
 Shares   Amount     Capital
Subscription   Income(loss)          Deficit
(Deficit)

Balance at March

31, 2000      1,825,000
$   183    12,932,004     $1,293
$8,918,846   $
-       $  (80,932)
$(8,320,933)    $
518,457

Common stock issued for cash,

  net of issuance costs

   of  $133,917
1,073,950         108        832,675 (151,500)
-                         -
681,283

Stock options exercised for cash
40,500             4          40,496
-                   -
-            40,500

Non-cash stock options exercised
60,000             6         23,994
-                   -
-             24,000

Stock issued for services
10,000             1          22,499
-                   -
-             22,500

Stock options issued for services
-             -         109,575
-                   -
-           109,575

Cumulative translation adjustment
-             -
-             -
1,896                        -
1,896

Net loss
-             -
-             -
-         (2,359,200)    (2,359,200)

Balance at March

  31, 2001
1,825,000          $ 183  $14,116,454
$1,412    $9,948,085$(151,500)  $ (79,036)
$(10,680,133)     $(960,989)

Non-cash stock options

  exercised for services                                 27,329            3          13,935
-                  -
-            13,938

Stock options exercised for cash
213,903           21         19,979
-                  -
-            20,000

Stock subscription for cash
285,714            29           9,971
-                  -
-            10,000

Stock issued for services
6,317,764          631       643,240
-                  -
-           643,871

Stock issued for loan fees
100,000           10         55,990
-                  -
-            56,000

Stock issued for payment of debt
446,429            45       111,562
-                  -
-           111,607

Stock issued for employee

compensation
60,000
6         14,994
-
-
-
15,000

Stock options issued for services
-               -          26,750
-                  -
-            26,750

Cumulative translation adjustment
-               -
-                  -
59,300                       -
59,300

Net loss
-               -
-                  -
-        (2,492,312)    (2,492,312)

Balance at March

  31, 2002
1,825,000      $ 183
21,567,593    $2,157 $10,844,506
$(151,500)   $(19,736)
$(13,172,445)  $(2,496,835)

The accompanying notes are an integral part of these
financial statements.

AGATE TECHNOLOGIES, INC. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31,

2002

2001

     Cash flow from operating activities:
Net loss

$ (2,492,312)

$ (2,359,200)

     Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation and amortization of property and equipment

22,770

43,735

Amortization of software development costs

40,681

5,319

Provision for bad debts

43,154

108,449

Issuance of stock as compensation

28,938

24,000

Issuance of stock for services rendered

643,871

22,500

Issuance of stock options for services rendered

26,750

109,575

Issuance of stock for loan fees

56,000

-0-

Issuance of stock for payment of debt

50,000

-0-

Issuance of stock for collateral for payment of debt

61,607

-0-

(Increase) decrease in

Accounts receivable

262,616

(197,957)

Inventories

164,877

186,344

Prepayments and other current assets

6,033

51,160

Other assets

-0-

7,000

Increase (decrease) in

Accounts payable

429,223

164,853

Accrued compensation

235,928

190,818

Accrued closure provision

289,853

(7,358)

Accrued interest on notes payable

21,682

-0-

Other accrued expenses

(37,696)

68,859

Total adjustments

2,346,287

777,297

Net cash used in operating activities

(146,025)

(1,581,903)

Cash flow from investing activities:

Restricted cash

398,802

(306,083)

Software development costs

-0-

(46,000)

Purchase of property and equipment

-0-

(11,032)

Net cash provided (used in) investing activities

398,802

(363,115)

Cash flow from financing activities:

Proceeds from line of credit

-0-

644,485

Repayment of line of credit

(401,882)

-0-

Net proceeds from notes payable

75,000

227,500

Repayment of notes payable

(50,000)

-0-

Repayment of time-share payable

(1,155)

(1,325)

        Net proceeds from note payable - related
parties

5,325

102,684

Repayment of note payable - related parties

(5,000)

-0-

Proceeds from the exercise of stock options

20,000

40,500

Sales of common stock in private placements

-0-

815,200

Issuance costs

(133,917)

Proceeds from stock subscription

10,000

-0-

Net cash provided (used in) by financing activities

(347,712)

1,695,127

Cumulative translation adjustment

59,300

1,896

Net decrease in cash and cash equivalents

(35,635)

(247,995)

Cash and cash equivalents at beginning of year

61,899

309,894

Cash and cash equivalents at end of year

$26,264

$61,899

     Supplemental disclosure of cash flow information:
Cash paid during the year for:

Interest

$60,978

54,174

Income tax

$ -0-

$3,210

The accompanying notes are
an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(1)  Organization and Line of Business

Agate Technologies, Inc. ("Agate-California")
was incorporated in the state of California on January 17, 1996. It develops, designs, and markets removable storage devices and complementary software and licenses its technologies to other manufacturers.

Pacific Rim Trading Limited
("Pacific Rim Trading") held 31% and 52% of Agate-California's common stock as of March 31, 2002 and 2001, respectively. If the Series A convertible preferred stock were to be converted into common stock, Pacific Rim Trading would hold less than 50% of Agate-California's common stock.

On June 29, 1999, all former
shareholders of Agate-California were issued series of stock in ARCA, Corp. ("ARCA"), a non-operating public shell with no known assets or liabilities, in exchange for their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A preferred shareholder received an equal number of ARCA Series A preferred shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share is convertible into 1.5 ARCA common shares. As a result, Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was accounted for as a recapitalization of Agate-California. All references to the number of shares and amounts per share herein have been adjusted to reflect the effect of this 1.5 adjustment for all periods presented.

On June 30, 1999, ARCA merged into its other wholly owned
subsidiary, Agate Technologies, Inc. a Delaware Corporation, ("Agate-Delaware")
in order to reincorporate ARCA in Delaware. Agate-Delaware has Series A preferred stock that has identical rights, preferences, privileges, and restrictions as the ARCA Series A preferred stock. Each ARCA shareholder received one share of Agate-Delaware stock in exchange for each ARCA share of the same class. Agate-California remains a wholly owned subsidiary of Agate-Delaware.

(2)  Summary of
Significant Accounting Policies

Affirmative Statement

The
accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The consolidated financial statements include the
accounts of

Agate-Delaware and its wholly
owned subsidiaries, Agate Technologies (California), Inc., ei Corporation, Agate
International (Cayman) Ltd., and Agate Technologies PTE Ltd. (collectively, the
"Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation - Going Concern

The
accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. However, for the years ended March 31, 2002 and
2001, the Company incurred a net loss of $2,492,312 and $2,359,200, and its net cash used in operating activities was $146,025 and $1,581,903, respectively. In addition, the Company's accumulated deficit was
$13,172,445 and $10,680,133 as of March 31, 2002 and 2001. Furthermore, since the Company has suffered recurring losses from operations, it is in violation of its financial covenants and borrowing base formula; therefore, the Company is in default on its line of credit.  Sales of the Company's products do not currently generate enough revenue to sustain its operations and to date; the Company has not been able to obtain adequate financing.  The Company has negotiated with the
Bank to modify the terms of its outstanding loan in the amount of $ 397,603.
Due to its lack of cash, the Company defaulted on an unsecured shareholder loan for $ 244,563, and has been late in the payment of outstanding invoices to certain vendors.  Some vendors have filed legal actions against the Company to attempt to collect the amounts owed.  Other vendors have agreed to accept shares of the Company's common stock as payment of the amounts owed.

Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management has no immediate plans to raise equity or debt capital in view of the current financial condition and intends to restructure its debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition

Revenues on product sales are generally recognized when products are shipped, and license revenues are recognized when earned.  The Company provides a guaranteed return policy for a thirty- (30) day period and a warranty for one
(1) year for the product sales.  No return policy is made for license revenues.
The policy contains a requirement of the products to be packed and returned in original condition.  When the products are returned, the Company normally exchanges the products or provides credits to the customers.  The returned products are directly shipped out to the supplier and receive new products or credits from the supplier.

Comprehensive Income

For the
year ended March 31, 2002, the Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Cash and Cash Equivalents

For
purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Inventories

Inventory is stated at the lower of cost, which is calculated on a first-in, first-out basis or market. At March 31, 2002, inventory consisted solely of finished goods.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment is provided on a straight-line basis over an estimated useful life of generally three years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the life of the related asset or the lease term.

Fair Value of Financial
Instruments

The
Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and accrued closure provision, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note payable, notes payable-related parties, and time-share payable also approximate fair value because current interest rates offered the Company for debt of similar maturities is substantially the same.

Stock-Based Compensation

SFAS
No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Income Taxes

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

Loss per Share

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

Foreign Currency Exchange Gains and Losses

The
reporting currency for the Company is the United States dollar. The functional currency of the Company's foreign subsidiary is the Singapore dollar.
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

Certain Risks and Concentrations

Ongoing
customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management believes that the allowance provided at March 31, 2002 is sufficient.

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

Two
customers accounted for 11% and 10% of the Company's net revenues for the year ended March 31, 2002. Four customers accounted for 23%, 21%, 18% and 10% of the
Company's net revenues for the year ended March 31, 2001.

The
Company has one major supplier who represented 55% and 62% of total purchases during the years ended March 31, 2002 and 2001, respectively.

Recently Issued Accounting Pronouncements

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
Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of
Purchased Enterprises."  All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.  The provisions of this statement apply to all business combinations initiated after
June 30, 2001.  Use of the pooling-of-interests method for those business combinations is prohibited.  This statement also applies to all business combination accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

In July
2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets."
This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17,
"Intangible Assets."  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  It is effective for fiscal years beginning after December
15, 2001.  Early application is permitted that the entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

(3)  Property and
Equipment

Property and equipment at March 31, 2002 consisted of the following:

                  Time-share in
a condominium                                    $          25,000

Laboratory equipment
10,865

Computer hardware and software
189,324

                  Office
equipment
6,124

Furniture and
fixtures                                                            42,660

Leasehold improvements
  7,543

      281,516

                  Less:
accumulated depreciation and amortization                   259,641

Total                                                               $
21,875

Depreciation and amortization expense was $22,770 and $43,735 for the years ended March 31, 2002 and 2001, respectively.

(4)  Software Development Costs

Software development costs at March 31, 2002 consisted of the following:

Software development costs                                      $
46,000

Less: accumulated amortization
46,000

Total                                                           $
         -

Amortization expense was $40,681 and $5,319 for the years ended March 31, 2002 and 2001, respectively.

(5)  Line of Credit

The Company maintains
a credit agreement with a financial institution, which provides for a revolving line of credit up to a maximum of $800,000. Advances are limited to a borrowing base of cash for 50% of the loan amount, 70% of eligible accounts receivable, and 40% of inventory, capped at $300,000. The line of credit is collateralized by cash for 50% of the balance and substantially all of the assets of the
Company. In addition, the Company is required to comply with certain financial covenants. The line of credit bears interest at prime (4.75% at March 31, 2002), plus 3.00%. As of March 31, 2002, the Company's outstanding balance was
$397,603, and the Company was in violation of its borrowing base formula and the financial covenants. The credit agreement expired on April 30, 2001.

The Company is in a
negotiation with the financial institution to convert its outstanding loan into its common stock as of March 31, 2002.

(6)  Notes Payable

The Company maintains
notes payable, which bears interest at 10% per annum. Interests are payable monthly. The notes payable matured on March 2001 and December 2001, respectively. As of March 31, 2002, the amount due was $244,563 and $29,619, respectively, and an agreement has not been made to renew the note for the principal amount of $244,563.  On November 3, 2001, the note payable of $29,619 was converted into a Convertible Note bearing interest at twelve (12) percent per annum.

(7)  Notes Payable - Related Parties

On October 1, 2001,
notes payable to related parties were converted into Convertible Notes bearing interest at ten (10) percent per annum.  Note payable - related parties at March
31, 2002 consisted of the following:

Note payable - officer,
bearing interest at 10% per annum. Interest is payable
quarterly.

The convertible note matures on October
1, 2002.
$   47,827

Note payable - officer,
bearing interest at 10% per annum. Interest is payable quarterly.

The convertible note matures
on October 1, 2002.
55,182

                                                                                                                                         103,009

Less: current portion
          103,009

Long-term
portion
      $             -

 (8)  Time-share Payable

The Company purchased
a time-share interest in a condominium and financed the purchase with a loan.
The loan bears interest at 14.36% per annum and is payable in equal monthly installment. The debt matures in June 2008.

Future minimum
principal payments under this loan agreement at March 31, 2002 were as follows:

                       Year Ending

March 31,

2003
$          1,335

2004
1,542

2005                                                                1,781

2006
2,057

2007                                                                2,647

                               Thereafter
3,217

Total                                                       $         12,579

(9)  Commitments and Contingencies

Leases

The Company leases a
facility for its corporate office on a month-to-month basis from an unrelated party. Monthly payments of $1,750 are required on this lease. The Company also leases equipment and an automobile under non-cancelable operating leases, which expire through March 2005. Future minimum annual rental commitments under the non-cancelable operating leases at March 31, 2002 were as follows:

Year Ending

March 31,

            2003
$  17,167

2004                                                    5,560
            2005                                                    3,239

           Total
                                   $           25,966

Rent expense was $37,063
and $109,660 for the years ended March 31, 2002 and 2001, respectively.

Service Agreements

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

Employment Contracts

The Company entered into
employment contracts with its Chief Executive Officer and Chief Financial
Officer. The agreements call for a minimum base salary and provide for certain bonuses based on net profits, expense allowances, and severance benefits.

Litigation

The Company is involved
in certain legal proceedings and claims which arise in the normal course of business. Management believes that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations in view of the Company's current financial condition.

(10)   Shareholders' Equity

Preferred Stock

Under the Company's
Articles of Incorporation, preferred stock may be issued in series, and the
Company's Board of Directors is authorized to determine the rights, preferences, and terms of each series.

Dividends

The holders of Series A preferred
stock are entitled to receive dividends, out of any assets legally available, prior and in preference to, any declaration or payment of any dividend on the common stock of the Company at the rate of $0.175 per share per year, or if greater (as determined on a per-year basis and on an as-converted basis for the preferred stock) an amount equal to that paid on the common stock of the
Company. Such dividends are payable when, as, and if declared by the Board of
Directors and are not cumulative. As of March 31, 2001, no dividends have been declared.

Liquidation

In the event of any liquidation,
dissolution, or winding up of the Company, either voluntary or involuntary, the holders of Series A preferred stock are entitled to receive, prior and in preference to, any distribution of any assets of the Company to the holders of common stock by reason of their ownership, an amount equal to the sum of $3.50 for each outstanding share of Series A preferred stock, as adjusted for any stock dividends, combination, or splits, plus any declared but unpaid dividends on such shares. Any remaining assets will be distributed ratably to the holders of common stock based on the number of shares held by each shareholder.

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

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled received dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

During the year ended March 31, 2002, the Company issued 27,329 shares of common stock for non-cash stock options exercised totaling $13,938, and 285,714 common shares for stock subscription exercised totaling $10,000.

During the year ended March 31, 2002, the Company issued
6,371,764 shares of common stock for services rendered value at $643,871.

At May 21, 2001, the Company issued 100,000 shares of common stock at $0.56 per share to one of its creditors for fees for loan consideration of $50,000 and issued additional 446,429 shares of common stock at $0.25 per share as collateral for the payment of the loan.

During the year ended March 31, 2002, the Company also issued its outstanding shares of common stock 60,000 shares at $0.25 per share for employee compensation totaling $15,000.

Consultants' Equity Plan

In October 2001, the Company
adopted the Consultants' Equity Plan to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions to the
Company as consultants, independent contractors, or advisors are important to the success of the Company, and its Parent and Subsidiaries, by offering them an opportunity to participate in the Company's future performance through awards of
Stock.  The total aggregate number of shares reserved and available for grant and issuance pursuant to this plan was 4,000,000 shares and included shares that were subject to: (a) an Award granted but forfeited or repurchased by the
Company at the original issue price; and (b) an Award that otherwise terminates without shares being issued.

Stock Options

The
Company had two incentive stock option plans under which shares of common stock are reserved for issuance to employees and consultants. In connection with the reorganization, the 1996 Stock Option Plan and the 1997 Stock Option Plan were canceled, and the shares were transferred and adopted under the 1999 Dual Stock
Option Plan (the "1999 Plan"). Under the 1999 Plan, shares of common stock are reserved for issuance to employees and consultants, and the Company may grant up to 4,500,000 incentive stock options or non-statutory options.  On August 28,
2001, the Company amended the 1999 Dual Stock Option Plan and renamed it "Agate
Technologies Inc., Equity Incentive Plan".  Under the amended plan, the Company may issue awards of Options, Restricted Stock and Stock Bonuses up to 4,500,000
shares.

The Company has adopted only the disclosure provisions of SFAS
No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25,
"Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No.123, the
Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended March 31, 2002 and March 31, 2001:

      2002                   2001

                              Net loss

   As reported                                     $ (2,492,312)      $
(2,359,200)

   Pro forma                                        $ (2,519,062)      $
(2,566,073)

Basic loss per common share

                           As
reported                                     $          (0.16)      $
(0.18)

                           Pro
forma                                        $          (0.16)      $
(0.19)

On April 20, 2001, certain
independent contractor exercised its options to purchase 27,329 shares of common stock for non-cash totaling $13,938.

On October 12, 2001, the Company issued
stock options to purchase 500,000 shares of common stock.

On October 15, 2001, 213,903 shares of
these options were exercised for cash totaling $20,000.  In relation to this transaction, the Company recorded compensation expense totaling $26,750.

On October 15, 2001,
the Company granted options to purchase 1,000,000 shares of common stock to the officers of the Company.

The
following summarizes all of the Company's stock option transactions:

                                            Stock
Weighted-       Stock              Weighted

                                            Options        Average
   Options             Average

                                          Outstanding
Exercise      Outstanding        Exercise

Price     Outside of Plan     Price

Outstanding,
March 31,

2000,                                    906,500          $
1.10          750,000          $  0.08

Granted
                            1,225,000          $   0.44
50,000          $  2.13

Exercised
           (100,500)         $   0.64                   -          $       -

Cancelled
              (281,000)         $   0.99
-          $       -

Outstanding, March 31,

2001                                  1,750,000          $
0.58          800,000          $   0.21

Granted                             1,527,329           $   0.14                   -          $        -

Exercised                           (241,232)          $
0.10                   -          $         -

Cancelled
(825,000)          $   0.44                   -          $
      -

Outstanding, March

31,
2002                         2,211,097         $   0.48
800,000          $  0.21

Exercisable, March

31,
2002                         2,211,097         $   0.48
  800,000          $  0.21

Information relating to these options is
as follows:

Exercise Price

      Stock Options
Outstanding

      Stock Options
Exercisable

      Weighted-Average
Remaining Contractual Life

      Weighted-Average
Exercise Price of Options Outstanding

      Weighted-Average
Exercise Price of Options Exercisable

$      0.08
750,000
750,000
5.0 years
$      0.08          $
0.08

$      0.44
925,000
925,000
9.0 years
$      0.44
$     0.44

$      2.13
50,000
50,000
4.0 years
$      2.13
$     2.13

$      0.09                   286,097
       286,097                9.8
years               $      0.10
$     0.10

$      0.17                   500,000
       500,000                9.8
years               $      0.17          $     0.17

$      0.17                   500,000
       500,000
9.8 years
$      0.17
$     0.17

                            3,011,097
3,011,097

For purposes of
computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black
Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2002 and 2001: dividend yields of 0% and 0%, respectively; expected volatility of 33% and 160%, respectively; risk-free interest rates of 4.0% and 4.7%, respectively; and expected lives of ten (10)
years.

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

(11)      Income Taxes

The following table
presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2002 and 2001:

2002                                  2001

           Current

Foreign                        $        -                         $
2,410

State                                  800
800

      800                                  3,210

           Deferred

                         Foreign
          -                                        -

                         State
           -                                       -

          -                                        -

Provision for income taxes     $     800
$      3,210

As of March 31,
2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $11,012,000 and $8,916,000, respectively.
The net operating loss carryforwards begin expiring in 2005. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

(12)      Segment Information

The Company operates
and tracks its results in one operating segment. The Company manages revenues by geographic region, but does not manage operations by region.

Net revenue for locations
outside of the United States are substantially the result of export sales from the United States. Net revenue by geographic region based on customer locations was as follows:

2002                            2001

                  Net
revenue

                              United States                   $
580,302                 $     1,164,779

                              Pacific Rim
-                          410,442

                              Europe
28,038                          167,704

                              Other                                        11,542
    18,811

619,882                       1,761,736

                  Elimination adjustments
                      -                                   -

Total                                     619,882
1,761,736

(13)      Subsequent Event

On May 31, 2002, one of notes payable was converted into
3,121,644 shares of restricted common stock.  On the same date, notes payable to related parties - officers were also converted into 5,040,800 and 5,861,400 shares of restricted common stock, respectively.

On June 13,
2002, the financial institution signed the 'Debt Conversion Agreement' with the
Company.  Pursuant to the Agreement, the Company will pay $15,000 and convert all of the Bank's outstanding liabilities to common stock.

On June 24, 2002, 1,825,500 shares
of Series A preferred stock were converted into 2,737,500 restricted shares of common stock.  Pursuant to the preferred stock agreement, the conversion rate was 1.5 times of each preferred stock.

ITEM 8. CHANGES IN
AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Singer Lewak Greenbaum & Goldstein , the
independent accountants who had been engaged by the Company as its principal accountants to audit the Company's consolidated financial statements, were dismissed effective July 10 2002.  The Company has engaged Kenny H.
Lee CPA Group as the Company's new principal independent accountants to audit the Company's consolidated financial statements for the year ending March 31,
2002.

The decision to change the Company's independent
accountants from Singer Lewak Greenbaum & Goldstein LLP  to Kenny H Lee CPA
Group  was approved by the Company's Board of Directors.

The report of Singer Lewak Greenbaum &
Goldstein LLP on the financial statements of the Company as of and for the year ended March 31, 2001 did not contain an adverse opinion, or a disclaimer of opinion, however the report was modified as to the Company's ability to continue as a going concern.  During the one-year period ended March 31, 2001, through the date of dismissal of Singer Lewak Greenbaum & Goldstein , the Company did not
have any disagreements with Singer Lewak Greenbaum & Goldstein  on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Singer Lewak Greenbaum & Goldstein  LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Prior to engaging
Kenny H. Lee CPA Group , the Company had not consulted Kenny H Lee CPA Group , regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

PART III

ITEM 9. DIRECTORS,
EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

The executive
officers and directors of the Company and their ages are as follows:

Name
Age                                         Position

Mr. Francis
Khoo
59                                            Chairman of the Board and Chief
Executive Officer

Ms Shirley
Ooi
51                                            Chief Financial Officer

MR. FRANCIS KHOO,
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

Mr. Khoo has
entered into Confidentiality and Intellectual Property Agreements with the
Company assigning ownership of inventions  he makes to the Company and agreeing to maintain the Company's proprietary information confidential.

Ms Shirley Ooi has
served as Chief Financial Officer and member of the Board of Directors since she co-founded the Company in January 1996.  Ms. Ooi has over 20 years of experience in the investment and financial services industry.  Prior to joining the Company, Ms. Ooi worked with Bank Leu (a subsidiary of Credit Suisse group)
both in Hong Kong and Singapore where she served as Regional Managing Director for Southeast Asia and was also the Asia Representative from 1992 through 1995.
Prior to this appointment, Ms. Ooi worked as Private Banking Head for Scotiabank in Singapore.

On
June 28, 2002, Ms. Ooi resigned as the CFO of the Company.  No replacement has been found for the Company.

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

LONG TERM COMPENSATION

                                                        ANNUAL
COMPENSATION             AWARDS/PAYOUTS

         Name and
        Principal Position

         Year

       Salary

         ($)

       Bonus

         ($)

       Other

        Annual
      Compen-sation

($)

         Securities
        Underlying Options/

          SARs
         (1)

        All Other
      Compen-sation

          ($)

       Chief Executive
Officer

Francis Khoo

2001

$129,600(3)

---

21,600(4)

200,000(2)

---

Director and CEO

2000

$129,600(3)

---

22,440(4)

---

1999

         $129,600

---

20,880

225,000(1)

---

       Shirley Ooi

2001

$108,000(3)

15,600(4)

200,000 (2)

Director and CFO

2000

$108,000(3)

14,940(4)

1999

        $108,000

19,500

150,000(1)

(1) The
options vest at the rate of 2-1/12% per month over four years from their date of grant on September 30, 1998.  As at June 29, 1999, upon the consummation of the merger transaction with Arca , each Agate shareholder received 1.5X Agate stock.  Accordingly, the stock options split to 1.5X .

 (2) The
options were granted immediate vesting.

(3)  For the year
ended 2001, salary represents amounts earned but not paid.  For the year ended 2000, salary represents amounts earned and partially paid.  (see Item
6 under Liquidity and Capital Resources - deferred compensation).

(4)  Represents
housing and automobile allowance pursuant to the terms of the employment agreement.  Excludes tax equalization benefits which have been accrued but unpaid.

Option Grants

The following
table sets forth information with respect to the named executive officers concerning the grants of options during the fiscal year ended March 31, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

       Name

        Number of
Securities Underlying Options Granted

        % of Total Options
Granted to Employees in Fiscal Year

        Exercise of Base
Price

       Expiration Date

Francis Khoo

500,000

50%

0.165

10/15/2011

Shirley Ooi

500,000

50%

0.165

10/15/2011

---

---

Option Exercises
and Fiscal Year End Option Values

The following
table sets forth information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the March 31, 2002 fiscal year.  The Company has never granted any stock appreciation rights.

AGGREGATED OPTIONS EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTIONS VALUES:

     Name

      Shares Acquired on
Exercise

Value Realized

      Number of Securities
    Underlying Unexercised Options at FY End

Exercisable/Unexercisable

     Value of Unexercised in the Money Options at FY End

Exercisable/Unexercisable

Francis Khoo

0

0

1,346,875/28,125

0

Shirley Ooi

0

0

1,131,250/18,750

0

(1) In
accordance with SEC rules, values are calculated by subtracting the exercised price from the fair market value of the underlying common stock.  For purposes of this table, fair market value is deemed to be the closing bid price of  the common stock on March 28, 2002, which was $0.027  per share.

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

The Employment
Agreements for Mr. Khoo and Ms. Ooi provide that termination without cause results in six months severance pay, termination with cause results in three months severance pay, and termination for malfeasance results in no severance pay.  Mr. Khoo and Ms. Ooi , each, also receive a housing allowance of up to
$2,600 per month, airfare twice per year for home leave to Singapore, and the costs of storing belongings in Singapore and relocating to Singapore when their employment with the Company terminates.  In addition, there are provisions for tax equalization and payment for tax preparation services by personal accountants.

ITEM 11. SECURITY
OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following
table sets forth information concerning the beneficial ownership of the
Company's common stock as of May 30, 2002 for (a) each person known to the
Company to be a five percent beneficial owner of the common stock; (b) each director; (c) each executive officer designated in the section captioned
"MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group.  Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

        Title of Class

        Name and Address

        Amount and
      Nature of Beneficial Ownership

      Percent of

       Class

Common Stock

    Francis Khoo-Chief Executive Officer and Chairman

      895 Dove Street, 3rd
    Floor

Newport Beach Ca 92660

1,735,875(2)(4)(7)

7.58%

Common Stock

    Shirley Ooi-Chief Financial Officer and Director

    895 dove Street, 3rd Floor

Newport Beach Ca 92660

1,449,750(3)(4)(7)

6.39%

Common Stock

    Pacific Rim Trading Ltd.(4)

    c/o Acceptor Corporation Ltd.

    12th Floor, Ruttonjee House

    11 Duddell Street

Hong Kong

6,620,000(4)

30.69%

Common Stock

    Pitisan Sdn Berhad

    31 Jalan Riong

    59100 Kuala Lumpur

Malaysia

2,737,500(4)(6)

12.69%

Common Stock

     Just Gems Ltd.
    36 Jalan Terasek Lapan
    Bangsar Baru
    59100 Kuala Lumpur
Malaysia

1,125,000(4)

5.22%

    All officers and directors as a group (includes holdings under Pacific Rim
Trading Ltd.-See note 4 below.)

9,055,625(5)(7)

      38.9%

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

(2)
Includes  1,346,875 shares issuable upon exercise of options held by Mr. Khoo which are exercisable within 60 days of March 31, 2002.  Does not include 28,125 shares subject to options that are not then exercisable.

(3)  Includes
1,131,250 shares issuable upon exercise of options held by Ms. Ooi which are exercisable within 60 days of March 31, 2002.  Does not include 18,750 shares subject to options that are not then exercisable.

(4)  5%
shareholder.

(5)  Pacific
Rim Trading Co., Ltd., a BVI corporation, is a single asset holding company that owns 6,620,000 shares of the Company's common stock.  Mr. Francis Khoo and Ms.
Shirley Ooi are the sole directors of Pacific Rim Trading Co., Ltd.  See note
(7) below for certain information on stock ownership of Pacific Rim Trading Co,
Ltd. by Company affiliates.

(6)  Consists
of shares issuable upon conversion of 1,825,000 shares of the Company's Series A
Preferred Stock.

(7)  Excludes
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

ITEM 13. EXHIBITS
AND REPORTS ON FORM 8-K

(a)
Exhibits

            The
following exhibits are filed with or incorporated by reference into this Annual
Report on Form 10KSB

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

on May 2 2001, is hereby incorporated by
reference.

21.1
Subsidiaries of the Registrant

23.1     Consent of independent accountant

(b)       On May 2, 2001, the Company filed a Form 8-K relating to its decision to change its certifying accountant from Grant Thornton LLP to Singer Lewak
Greenbaum &  Goldstein LLP.  During the one year period ended March 31, 2001, and the interim period from April 1, 2000 through April 27, 2001, the date of dismissal of Grant Thornton LLP , the Company did not have any disagreements, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.  Prior to engaging Singer Lewak Greenbaum &
Goldstein LLP, the Company did not consult Singer Lewak Greenbaum & Goldstein
LLP regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

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

SIGNATURES
TITLE                                      DATE

_______________________

/s/ Francis Khoo                              Chief
Executive Officer, Director           July 11, 2002

Francis Khoo

_______________________

/s/ Shirley Ooi                                 Chief
Financial Officer, Director             July 11, 2002

Shirley Ooi