Form 10QSB
period 2002-06-30
AGATE TECHNOLOGIES INC DE
filed 2002-08-19
CIK 1006762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                           11300 West Olympic Boulevard
                              Los Angeles, Ca 90064
                   (Address of principal executive offices)

                    310-312-6680 (Issuer's telephone number)

The Company had 38,328,937 shares of common stock, par value $0.0001 per share outstanding as of June 30, 2002

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

INDEX                                                                Page

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002.                       3-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS              5
ENDED JUNE 30, 2002 AND 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS            6-7
ENDED JUNE 30, 2002AND 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                         8-11


PART 2. OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS                                              11

ITEM 2. CHANGES IN SECURITIES                                          11

ITEM 3. DEFAULTS ON SENIOR SECURITIES
    11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

ITEM 5. OTHER INFORMATION                                              11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               11

SIGNATURES                                                             12

                         PART 1. FINANCIAL INFORMATION

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                 June 30, 2002
                                                                --------------
ASSETS
Current Assets:
  Cash and Equivalents                                            $      8,465
 Accounts Receivables, Net of provision                                  9,179
  Allowance for doubtful accounts
  Inventories, net of obsolete inventory                                 9,460
  Prepayment and other assets                                            8,466
                                                                  ------------
Total Current Assets                                                    35,570

  Restricted cash                                                            -
   Property and Equipment, net                                          21,667
                                                                  ------------
Total Assets                                                            57,237
                                                                  ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Note Payable, Bank                                                $    397,603
  Note payable, current                                                244,563
  Current portion of time-share payable                                  1,021
  Accounts payable                                                     661,051
  Accrued Closure Provision                                            412,908
  Other accrued expenses                                               939,139
                                                                  ------------
Total Current Liabilities                                            2,667,529
                                                                  ============

SHAREHOLDERS' DEFICIT

Convertible Series A preferred stock, $0.0001 par value
  15,000,000 shares authorized
   no shares issued and outstanding
Common stock, $0.0001 par value
 200,000,000 shares authorized
  38,238,937 shares issued and outstanding                               3,833
Additional paid-in capital                                          10,983,252
Stock subscription                                                   (151,500)
Accumulated other comprehensive loss                                  (27,736)
Accumulated deficit                                               (13,418.140)
                                                                   -----------
Total Liabilities and Shareholders' Deficit                          $ 57,237
                                                                   ===========

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30,
                                                     2002        2001
                                                 -----------    -----------
Net Sales                                         57,507    $     369,243

Cost of goods sold                                 8,373         (216,350)
                                                 -----------    -----------
Gross Profit                                      49,134          152,893
                                                 -----------    -----------
Operating Expenses:
   Research and Development                                      (119,947)
     Sales and Marketing                          (34,825)       (324,404)

   General and Administrative                    (267,629)       (289,898)
                                                  -----------    -----------
Total Operating Expenses                         (302,454)       (734,249)
                                                  -----------    -----------
Operating Loss                                   (253,320)       (581,356)

   Interest and other Income                        8,425           2,828

   Interest Expense and other Expense                             (25,867)
                                                  -----------    -----------
   Loss before Income Taxes                      (244,895)       (604,395)
   Provision for Income Taxes                       ( 800)              -
                                                  -----------    -----------
   Net Loss                                      (245,695)       (604,395)

Other Comprehensive income (loss)
Foreign currency translation adjustment            (8,000)          2,387
                                                  -----------    -----------
Comprehensive loss                               (253,695)    $  (601,558)
                                                 ===========    ===========

Net Loss per share - Basic and diluted              (0.01)          (0.05)
                                                 -----------    -----------

Shares used to compute net loss per share -     26,309,881     13,322,286
basic and diluted                               ============   ============



(format change)

                   AGATE TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,
                                                        2002                2000
                                                       -------            --------

Cash flows from Operating Activities
Net Loss                                              (245,695)          $(604,395)
Adjustments to reconcile net loss to net
      cash used in operating activities:
     Depreciation and Amortization                         208               8,454
     Provision for bad debt                            (16,598)             33,120
     Issuance of Stock for Conversion of Debt          140,238
     Gain (Loss) on Foreign Currency Translation                             2,837
     Common Stock for Services                                              13,937
     Issuance of stock for loan fees                                        56,000

(Increase)decrease in
      Account Receivables                               15,735              99,851
      Inventories                                          (75)             90,005
      Prepaid Expense and Other Assets                    (282)              2,016
      Other Assets                                                            (450)

(Increase)decrease in
      Accounts Payable                                 (54,413)            147,468
      Accrued Interest on Note Payable                   9,146              17,062
      Other Accrued Expenses                           268,879              49,561
                                               ---------------------------------------
Net Cash Used in Operating Activities                  117,143             (84,534)
                                               ---------------------------------------
Cash flows from Investing Activities
Restricted Cash                                          6,000              (6,925)
Proceeds from sales of fixed assets                          -                   -
Purchase of fixed assets and intangible assets               -                   -
                                               ---------------------------------------
Net Cash provided (used in) Investing Activities         6,000              (6,925)
                                               ---------------------------------------
Cash flows from Financing Activities
Proceeds from note payable                                                  50,000
Repayment of notes payable                             (29,619)             (5,000)
Repayment of time share payable                           (314)               (256)
Repayment of note payable-related parties             (103,009)                  -
                                               ---------------------------------------
Net Cash provided(used in) by Financing Activities    (132,942)             44,744
                                               ---------------------------------------

Cumulative Translation Adjustment                       (8,000)

Net Decrease in Cash and Cash Equivalents              (17,799)            (46,715)
Cash and Cash Equivalent at beginning of period         26,264              61,899
                                               ---------------------------------------
Cash and Cash Equivalent at end of period            $   8,465            $ 15,184
                                               =======================================


Supplemental Disclosure of Cash Flow Information


Cash Paid During the Period for:
     Interest                                                -           $  29,769
     Income Tax                                              -                   -


(format Change)

                   AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Unaudited Financial Statements

The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations and cash flows for the three months ended June 30, 2002 and June 30, 2001 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal period ended March 31, 2002 included in the Form 10KSB filed by the Company on July 17, 2002.

2) General

On June 29, 1999, all former shareholders of Agate Technologies Inc., a California corporation ("Agate - California") were issued shares in ARCA Corp, a New Jersey corporation ("ARCA") with no known assets or liabilities, in exchange for the contribution of their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A Preferred shareholder received an equal number of ARCA Series A Preferred Shares, which had substantially identical rights, preferences, privileges, and restriction, except each share is convertible into 1.5 ARCA common shares. As a result, shareholders of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was considered to be an acquisition of ARCA by Agate-California (reverse acquisition).

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

3) Basis of Consolidation

As of June 30, 2002, the consolidated financial statement accounts reflect the accounts of the Parent Company, Agate Technologies, Inc., Delaware and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended March 31, 2002, which were audited and appear in the Form 10KSB concurrently filed by the Company. The Company's certified public accountants have issued a "going concern" qualification in their audit opinion for the fiscal year ended March 31, 2002, that expressed substantial doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses, a deficit in working capital, the Company's low cash position and inability to pay its creditors and loans from the bank and shareholders. Further, the Company, in view of its inability to raise any cash has ceased its business operations. The Company is in default in its loans from the bank and certain related parties and shareholders, as a result of its lack of financial resources.


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

Commencing Feb 2002, the Company ceased its normal business operations and focused on working with its financial advisors to restructure the Company's debt and reduce its outstanding debt through the conversion of debt to shares so that the "public shell" can then be merged with an operating company with assets. On July 25, 2002, the Company signed a conditional Letter of Intent with Powerhouse Studios Inc in which the Company will acquire 100% of the issued and outstanding securities of PowerHouse Studios Inc ("Powerhouse") in a reverse takeover. Further, on July 22 2002, the Company signed an Agreement with CSF Partners Inc ("CSF") where the latter will assume ownership of all of the subsidiaries of the Company and its liabilities in exchange for shares of the public Company. Substantially all of the assets of these subsidiaries will be transferred to Agate Delaware in exchange for cancellation of all indebtedness owed by these subsidiaries to Agate Delaware. Agate Cayman will receive a non-exclusive sub-license from Agate Delaware for its intellectual properties including the Q drive. On July 23, 2002, the Board of Directors approved a settlement with Chinatrust Bank to settle its debt of $397,603 for common shares of 7,952,060 and payment of $15,000 in legal and other fees incident to the settlement of the agreement. Shares incident to the above transactions are being issued pending completion of other relevant documents.

Although, the Company has signed a Letter of Intent, there is no assurance that the merger transaction will materialize and such transaction will be contingent on certain terms and conditions to be fulfilled including the settlement of Certain debts of the Company.

RESULTS OF OPERATIONS

The following discussion is for the three months ended June 30, 2002 and June 30, 2001.


REVENUES

Net sales for the quarter period ended June 30, 2002 decreased to $57,507 compared with net sales of $369,243 for the quarter period ended June 30, 2001, a decrease of 844%. Net sales decreased substantially as the Company scaled back its normal business operations since it had no further cash to keep the operations sustainable. Operating expenses decreased 59% to $302,454 for the quarter period ended June 30, 2002 from $734,249 for the quarter period ended June 30 2001. Sales and marketing expenses decreased to $34,825 in the quarter ended June 30 2002 from $324,404 in the quarter ended June 30 2001, representing the Company's slowdown in sales as the Company ceased its normal business operations. General and Administrative expenses decreased by 8% to $267,629 for the quarter ended June 30 2002 compared to $289,898 for the quarter ended June 30 2001. G&A expenses largely represented accrued compensation of the executive officers , consultancy and professional fees.

Interest and other income was $8,425 during the quarter period ended
June 30, 2002 compared to $2,828 for the quarter period ended June 30, 2001. There was no interest expense for the current quarter compared to compared to $25,867 for the quarter period ended June 30 2001 owing to a higher loan amount outstanding in the prior quarter. No further accruals on interest were made on the bank's loan as a result of the settlement agreement made with the bank.

The Company decreased its operating losses to $253,320 for the quarter period ended June 30, 2002 from $581,356 for the quarter period ended June 30, 2001, a decrease of 56%. The Company's net loss also decreased. For the quarter period ended June 30, 2002, the Company had a net loss of $245,695 compared to a net loss of $604,395 for the quarter period ended June 30, 2001.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter period ended June 30, 2002 was $117,143. This compares to net cash used in operating activities of $84,534 for the quarter period ended June 30, 2001. Net cash provided by investing activities was $6,000 for the quarter period ended June 30, 2002 compared to net cash used in investing activities for $6,925 for the quarter period ended June 30, 2001. The net cash of $6,000 was provided from the release of the Company's restricted cash. Net cash used by financing activities was $132,942 for the quarter period ended June 30, 2002 compared to net cash provided by financing activities of $44,744 for the comparative period ended June 30, 2001. Net cash used for financing activities for the quarter ended June 30 2002 was as a result of the conversion of convertible notes payable owed to one shareholder and the officers of the Company.
Working capital (current assets minus current liabilities) was a deficit $2,620,715 as at June 30, 2002 and reflects the Company's utilization of its working capital to fund its continuing losses from 2operations. As of June 30, 2002, the Company has cash and cash equivalents on hand of $8,465 and other current assets of $27,105. Current liabilities as at June 30, 2002 were $2,656,285.

The Company's cash on hand as of June 30, 2002 would not be adequate to fund the Company's operations for one month if the Company continued to use its cash in operating activities at the same rate as the quarter period ended June 30, 2002. Commencing Feb 2002, the Company has scaled back on its operations and ceased normal Business operations pending the completion of the prospective merger transactions. There is, however, no assurance that the merger transaction can materialize as such transaction is contingent on the Company meeting certain terms and conditions and is pending completion of a definitive agreement to be signed. Even if a merger transaction does materialize, shareholders of the Company are likely to be suffer significant dilution in view of the Company's poor financial position.

The Company's outstanding bank loan has been settled subject to the agreement signed with its bank, Chinatrust USA who agreed to accept 7,952,060 shares and $15,000 representing fees incident to the transaction. The shares are pending issue to Chinatrust USA bank. Under the term of the Convertible Notes which were executed in October 2001, one shareholder and officers of the Company elected to convert their loans to common shares. An outstanding loan of $244,563 to another shareholder is currently under negotiations.

The Company currently does not have any material commitments for capital expenditures.


PART 2. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

  Not Applicable

ITEM 2. CHANGES IN SECURITIES

(1) On June 21, 2002, a majority of the Company's shareholders authorized the increase of its authorized capital for common stock from 75,000,000 shares 200,000,000 shares, which was effected in Delaware on June 27, 2002.

(2) On May 31, 2002, three shareholders including related parties elected to convert their convertible notes to common stock totaling 14,023,844 restricted common stock, pursuant to the terms of the convertible stock agreement.

(3) On June 24, 2002, the single preferred stockholder, elected to convert their preferred stock of 1,825,000 shares to 2,737,500 restricted common stock pursuant to the terms of the preferred stock agreement.

(4) On June 25, 2002, the Board of Directors authorized the issue of 667,000 restricted common stock to Gary C Wykidal for legal services rendered. Stock is pending issue.


ITEMS 3  DEFAULTS ON SENIOR SECURITIES

  Payments due Gordon Pan on his indebtedness have not been made in a timely manner, and, subject to conclusion of satisfactory renegotiation of this debt, are in default. Principal balance, including interest, outstanding is in excess of $244,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The increase in the authorized number of shares of the corporation to 200,000,000 was approved by a written consent of the majority-in-interest of the shareholders on June 21, 2002. No other matters were submitted to a vote of security holders during the quarter period ended June 30, 2002, either through solicitation of proxies or otherwise.

ITEM 5  OTHER INFORMATION

  Pursuant to the agreement with CSF for reorganization of Agate's subsidiaries, the company is issuing a total of 32,822,853 shares of its restricted common stock, which will divest it of the 3 companies in exchange for various intellectual property rights and loan cancellations incident to the reorganization.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  (a)(1) The financial statements filed as part of this Report at Item 1 are listed in the Index to Financial Statements and Financial
  Statement Schedules on page 2 of this Report.

            (a)(2) The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-QSB:

  (b) Reports on Form 8-K

            Report on Form 8-K re change of auditors, filed on July 12, 2002, replacing Singer Lewak with Kenny H. Lee.

  Report on Form 8-K re compromise of Chinatrust debt, filed on July 30, 2002.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AGATE TECHNOLOGIES, INC.

Date: August 17, 2001           /s/ Francis CS Khoo
                                ---------------------------
                                By: Francis CS Khoo
                                Chairman of the Board and CEO
Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Agate Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Francis khoo, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

            (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /a/ Francis Khoo
     President/Chairman
     Dated: August 17, 2002