Form 10QSB
period 2002-09-30
AGATE TECHNOLOGIES INC DE
filed 2002-11-20
CIK 1006762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

11300 West Olympic Boulevard, Suite 800,  Los Angeles, California 90064

(Address of principal executive offices)

(310) 312-6680

(Issuer's telephone number)

The Company had 108,400,000 shares of common stock, par value $0.0001 per share outstanding as of September 30, 2002

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

PART 1. FINANCIAL INFORMATION

To the Board of Directors

Agate Technologies, Inc. and Subsidiaries

Los Angeles, California

We have reviewed the accompanying consolidated balance sheet of Agate Technologies, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the six-month period (April 1, 2002 through September 30, 2002) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Agate Technologies, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

                                                                                                                                     /s/ Kenny H. Lee CPA Group, Inc.

                                                                                                                                           KENNY H. LEE CPA GROUP, INC.

November 13, 2002

AGATE TECHNOLOGIES, INC.

Balance Sheet

September 30, 2002 (Unaudited)

Sept. 30, 2002

ASSETS
Current Assets
Cash and cash equivalents	$ -
Accounts receivable, net of allowance for doubtful accounts of $0	-
Inventories	-
Prepayments and other assets	40,000

Total current assets	40,000

Restricted cash	-
Property and equipment, net	-

Total assets	$ 40,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Line of credit	$ -
Notes payable	95,000
Current portion of time-share payable	-
Accounts payable	-
Other accrued expenses	185,484

Total current liabilities	280,484

Time-share payable, net of current portion	-

Total liabilities	280,484

Commitments and contingencies

Shareholders' deficit
Convertible Series A preferred stock, $0.0001 par value. 15,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value. 200,000,000 shares authorized; 108,400,000 shares issued and outstanding	10,840
Additional paid-in capital	13,006,613
Stock subscription	(151,500)
Accumulated other comprehensive loss	-
Accumulated deficit	(13,106,437)

Total shareholders' deficit	(240,484)

Total liabilities and shareholders' equity	$ 40,000

 The accompanying notes are an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Six Months Ended September 30, 2002 and 2002 (Unaudited)

	Three months Sept. 30, 2002	Six months Sept. 30, 2002	Three months Sept. 30, 2001	Six months Sept. 30, 2001

Net Sales	$ 19,272	$ 76,779	$ 22,853	$ 392,097

Cost of goods sold	-	8,373	20,079	236,430

Gross Profit	19,272	68,406	2,774	155,667

Expenses
Research and development	-	-	16,452	136,399
Sales and marketing	-	6,002	138,191	462,595
General and administrative	17,590	314,042	481,582	771,480

Total expenses	17,590	320,044	636,225	1,370,474

Income (loss) from operations	1,682	(251,638)	(633,451)	(1,214,807)

Other income (expense)
Interest income and other income	-	191	217	3,045
Loss from disposition of subsidiaries	(12,789,689)	(12,789,689)	-	-
Interest expense and other expense	(13,221)	(4,987)	(19,221)	(45,088)

Total other income (expense)	(12,802,910)	(12,794,485)	(19,004)	(42,043)

Income (loss) before provision for income taxes	(12,801,228)	(13,046,123)	(652,455)	(1,256,850)

Provision for income taxes	-	800	-	-

Net income (loss)	(12,801,228)	(13,046,923)	(652,455)	(1,256,850)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	(8,000)	(8,572)	(6,185)

Comprehensive income (loss)	($12,801,228)	($13,054,923)	($661,027)	($1,263,035)

Basic and diluted loss per common share	($0.16)	($0.14)	($0.04)	($0.09)

Weighted average number of common shares	80,974,186	91,221,858	14,977,083	14,581,580

The accompanying note are an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders' Equity (Deficit)

Six Months Ended September 30, 2002 (Unaudited)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2002	1,825,000	$ 183	21,567,593	$ 2,157	$ 10,844,506	$ (151,500)	$ (19,736)	$ (13,172,445)	$(2,496,835)

Stock issued for conversion of debts			14,023,844	1,402	138,836				140,238
Stock issued for conversion of preferred stock	(1,825,000)	(183)	2,737,500	274	(91)				-
Stock issued for employee compensation			21,437,890	2,144	641,597				643,741
Stock issued for services			2,167,000	217	47,787				48,004
Stock issued for disposition of subsidiaries			32,822,853	3,282	653,176				656,458
Stock issued for payment of bank debt			7,952,060	795	396,808				397,603
Stock issued for payment of shareholder loan			5,691,260	569	283,994				284,563
Cumulative translation adjustment							(8,000)		(8,000)
Reversal of accumulated deficits of all subsidiaries combined								13,112,931	13,112,931
Reversal of accumulated comprehensive gain/loss of all subsidiaries combined							27,736		27,736
Net loss								(13,046,923)	(13,046,923)

Balance at September 30, 2002	-	$ -	108,400,000	$ 10,840	$ 13,006,613	$ (151,500)	$ -	$ (13,106,437)	$ (240,484)

The accompanying notes are an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended September 30, 2002 and 2001

	2002	2001
Cash flow from operating activities:
Net loss	$ (13,046,923)	$ (1,256,850)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	15,579
Provision for bad debts	-	43,154
Issuance of stock for loan fee	-	56,000
Issuance of stock for conversion of debts	140,238	-
Issuance of stock for employee compensation	643,741	15,000
Issuance of stock for services and fees	48,004	290,885
Issuance of stock for disposition of subsidiaries	656,458	-
Issuance of stock for payment of bank debt	397,603	-
Issuance of stock for shareholder loan	284,563	-
Reversal of accumulated deficits of all subsidiaries combined	13,112,931	-
Reversal of accumulated comprehensive gain (loss) of all subsidiaries combined	27,736	-

Increase (decrease) in
Accounts receivable	8,316	235,975
Inventories	9,385	110,527
Prepayments and other assets	(31,816)	5,164
Other assets	-	(450)
Increase (decrease) in
Accounts Payable	(715,464)	206,971
Accrued interest on note payable	(17,633)	17,062
Other accrued expenses	(870,905)	165,242
Total adjustments	13,693,157	1,105,109
Net cash provided by (used in) operating activities	646,234	(95,741)

Cash flow from investing activities:
Restricted cash	6,000	398,850
Retirement of property and equipment	21,875	-

Net cash provided by (used in) investing activities	27,875	398,850

Cash flow from financing activities:
Proceeds from notes payable	95,000	75,000
Repayment of line of credit	(397,603)	-
Repayment of note payable	(274,182)	(401,882)
Repayment of time-share payable	(12,579)	(512)
Repayment of notes payable - related parties	(103,009)	(5,000)

Net cash provided by (used in) financing activities	(692,373)	(332,394)

Cumulative translation adjustment	(8,000)	(6,185)

Net decrease in cash and cash equivalents	(26,264)	(35,470)

Cash and cash equivalents at beginning of period	26,264	61,899

Cash and cash equivalents at end of period	$ -	$ 26,429

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$ -	$ 14,249
Income tax	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)    Unaudited Financial Statements

The balance sheet as at September 30, 2002 represents the unconsolidated financial statement of the parent company Agate Technologies Inc., Delaware subsequent to the sale and disposition of the company's subsidiaries, Agate Technologies Inc., California, ei Corporation , California and Agate International Cayman Limited. The Company entered into an agreement with CSF Partners Inc., a Nevada Corporation on July 23 2002 and such agreement has included in the Form 8K filed on September 16 2002. The balance sheet as of September 30, 2002, the consolidated statements of operations and cash flows for the three months and six months ended September 30, 2002 and September 30, 2001 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and result of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal periods ended March 31, 2002, included in the Form 10KSB filed by the Company on July 17 2002 .

(2)    General

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

On June 30 1999, ARCA was merged into its other wholly-owned subsidiary, Agate Technologies, Inc., a Delaware corporation ("Agate-Delaware"), in order to re-incorporate ARCA in Delaware. Agate-Delaware has Series A Preferred Stock that is identical in rights, preferences, privileges and restrictions, to the ARCA Series A Preferred Stock. Each ARCA shareholder received one share of gate-Delaware in exchange for each ARCA share.

(3)    Basis of Consolidation

As of September 30, 2002, the consolidated statement of operations and cash flows reflect the account of the Parent Company, Agate Technologies Inc., Delaware and its wholly owned subsidiaries. The balance sheet as of September 30 2002, reflects the financial position of Agate Technologies Inc., Delaware only. All inter-company accounts and transactions have been eliminated in the financial statements.

(4)    Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended March 31, 2002 and which were audited and appear in the Form 10KSB concurrently filed by the Company. The Company's certified public accountants have issued a “going concern” qualification in their audit opinion for the fiscal year ended March 31 2002, that expressed substantial doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses, a substantial deficit in working capital, the Company's low cash position and inability to pay its creditors and loans from the bank and its shareholders. Further the Company, in view of its inability to raise any cash has ceased its business operations. The Company is in default on its loans from the bank and certain related parties and shareholders, as a result of its lack of financial resources but as of September 30, 2002, has made settlement of these debts in exchange for the shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This report includes forward-looking statements relating to the business of the Company. Forward looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. Forward-looking statements are typically indicated by the use of words such as "will", "expects", "intends", and "believes". The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the consummation of the merger transaction with Powerhouse Studios Inc (b) the Company's ability to raise capital to maintain its public status (c) uninsurable risks and (d) general economic conditions. The Company disclaims any duty to update forward-looking statements, even if they become materially incorrect given subsequent events.

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

Commencing Feb 2002, the Company ceased its normal business operations and focused on working with its financial advisors to restructure the Company's debt and reduce its outstanding debt through the conversion of debt to shares so that the "public shell" could then be merged with an operating company with assets. On July 25, 2002, the Company signed a conditional Letter of Intent with Powerhouse Studios Inc in which the Company will acquire 100% of the issued and outstanding securities of PowerHouse Studios Inc ("Powerhouse") in a reverse takeover. On October 14 2002 , the Company filed with the SEC an information statement outlining the terms and conditions of proposed transaction with Powerhouse Studios Inc. This acquisition was approved by a majority of the outstanding shares eligible to vote as at September 17 2002 and there are no changes in the rights of any existing shareholders as a result of this transaction.

PowerHouse Studios Inc. is in the business of leasing equipment and facilities which serve as a combination of digital production, post-production and distribution facilities that can create 3-D feature films, visual effects and other digital content.PowerHouse was organized as a Delaware corporation in May 2002 for this purpose.

During the current quarter, the Company negotiated for the settlement of certain debts and loans and completed the sale of all of its subsidiaries to CSF Partners Inc.(“CSF”), a Nevada corporation. Pursuant to the agreement with CSF on July 22 2002 (filed in the 8K dated September 16 2002) the Company issued a total of 32,822,853 shares to Agate Technologies Inc., California, ei Corporation California and CSF in exchange for cancellation of debt owed to the parent by the subsidiaries and the workout of the creditor liabilities by CSF and or its appointed agent. Agate Cayman will receive a non-exclusive sub-license from Agate Delaware for its intellectual properties including the Q drive. Pursuant to an approved settlement on July 23, 2002, the Company issued shares of 7,952,060 to ChinatrustBank USA in addition to payment of $15,000 and approximately $4,700 for past legal fees . On September 13 2002, the Board of Directors approved a settlement with a shareholder. 4,891,260 shares have been issued in settlement of the principal debt of $244,563 while a further $40,000 interest will be converted into 800,000 shares to be held in escrow.

Although, the Company has signed a Letter of Intent with Powerhouse Studios Inc, there is no assurance that the merger transaction will materialize as such transaction is contingent on the Company meeting certain terms and conditions and is pending completion of a definitive agreement to be signed. Even if the merger transaction does materialize, shareholders of the Company are likely to suffer significant dilution in view of the Company's poor financial position.

RESULTS OF OPERATIONS

The following discussion is for the three-month and six-month periods ended September 30, 2002. The Company's certified public accountants have issued a "going concern" qualification in their audit opinion that expresses doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses and the current deficit in stockholders' equity and working capital and cessation of the Company's operations since Feb 2002.

The Company incurred a net loss of $12,801,228 for the three months ended September 30,2002 as compared to a net loss of $652,455 for the same period a year ago. For the current quarter, $12,789,689 represented loss incurred from the write down of investments in all subsidiaries , cancellation of debt owed by these subsidiaries and the issuance of shares to CSF and subsidiaries, Agate California, and ei Corp, California. According to the terms of the transaction Agate California and ei Corp California will transfer substantially all of their assets to the Parent Company and CSF will assume ownership of the subsidiaries and its liabilities for a total of 32,822,853 shares. CSF Partners Inc., Nevada, or its appointed agent will attempt to settle the claims alleged by creditors of the subsidiaries.

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001.

Net sales for the quarter period ended September 30, 2002 was $19,272, a decrease of 16% from $22.853 for the quarter ended September 30, 2001. The Company ceased operations in February 2002 and the revenue for the current quarter represents licensing revenue from an existing customer relationship. Operating expenses decreased from $636,225 for the quarter ended September 30, 2001 to $17,590. Interest and other income was $217 for the prior quarter ended September 30, 2001 and there was no interest income for the current quarter ended September 30, 2002. Interest expense was $19,221 in the prior quarter ended September 30, 2001 compared to $13,221 in the current quarter ended September 30, 2002.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001.

Net sales for the six months ended September 30, 2002 decreased to $76,779 compared with $392,097 for the six months ended September 30, 2001. The net operating loss for the six months ended September 30, 2002 increased to $13,046,123 compared to a net operating loss of $1,256,850 for the prior six-month period ended September 30, 2001, an increase of $11,789,273. This increase was due to the loss incurred from the disposition of all of the Company's subsidiaries. Total operating expense for the six-month period ended September 30, 2001 was $1,370,474 compared with total operating expenses in the six months ended September 30, 2002 of $320,044.

The decrease in operating expenses from the previous six-month period was as a result of the cessation of the Company's business operations from February 2002 pending completion of the proposed merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six month period ended September 30, 2002 was $646,234. This compares to net cash used in operating activities of $95,741 for the six month period ended September 30, 2001. Net cash provided by investing activities was $27,875 for the quarter period ended September 30, 2002 compared to $398,850 for the quarter period ended September 30, 2001. Net cash used for financing activities for the six months ended September 30, 2002 was $692,373 compared to $332,394 for the six month ended September 30, 2001. Working capital (current assets minus current liabilities) was a deficit $240,484 as at September 30, 2002 and reflects the Company's utilization of the working capital to fund its continuing losses from operations. As of September 30, 2002, the Company had no cash and other current assets were $40,000. Current liabilities as of September 30, 2002 were $280,484.

PART 2. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

       Not Applicable

ITEM 2. CHANGES IN SECURITIES

(c)

            (i)    On July 23 2002, the Board of Directors authorized the issue of 7,952,060 shares of restricted common stock to ChinatrustUSA for settlement of the outstanding bank debt.

            (ii)    On July 23, 2002, the Company issued 1,000,000 shares of common stock under an S-8 filing to Dieterich and

Associates for legal services provided to the Company.

           (iii)    On July 23, 2002, the Board of Directors authorized the issuance of a total of 32,822,853 shares of restricted common stock to:  Agate Technologies, Inc., California for 25,620,775 shares of restricted common stock; ei Corp California for 877,180 shares of restricted common stock, and CSF Partners, Inc. for 6,324,898 shares of restricted common stock; all issuances pursuant to an agreement signed with CSF Partners Inc. for the sale of the Company's subsidiaries.

           (iv)    On August 20, 2002, the Company issued 21,937,890 shares of restricted common stock to the Company's officers for deferred compensation owed.

           (v)    On September 13, 2002, the Company issued 5,691,260 shares of restricted common stock to Gordon Pan in settlement of the shareholder loan. Of this, 800,000 shares of restricted common stock is held in escrow pursuant to the debt-for-shares agreement.

ITEMS 3 DEFAULTS ON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Schedule 14C Information Statement - A shareholder vote was taken, effective September 17, 2002, for approval of the PowerHouse acquisition, and this vote was finalized by operation of law on October 24, 2002.

ITEM 5 OTHER INFORMATION

      Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

 Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGATE TECHNOLOGIES, INC.

Date: November 15, 2002                                                                                         /s/ Francis CS Khoo

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

                                                                                                                                     Chairman of the Board and CEO

Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Agate Technologies, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report'), I, Francis khoo, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

 (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis Khoo

President/Chairman

Dated: November 15, 2002