Form 10QSB
period 2002-12-31
AGATE TECHNOLOGIES INC DE
filed 2003-02-19
CIK 1006762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2002

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

(Address of principal executive offices)

(310) 312-6680

(Issuer's telephone number)

The Company had 108,400,000 shares of common stock, par value $0.0001 per share outstanding as of December 31,  2002

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

PART 1. FINANCIAL INFORMATION

To the Board of Directors

Agate Technologies, Inc. and Subsidiaries

Los Angeles, California

We have reviewed the accompanying consolidated balance sheet of Agate Technologies, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' deficit, and cash flows for the nine-month period (April 1, 2002 through December 31, 2002) then ended, in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Agate Technologies, Inc.

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

                                                                                                                             /s/ Kenny H. Lee CPA Group, Inc.

                                                                                                                              KENNY H. LEE CPA GROUP, INC.

February 14, 2003

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

Balance Sheet

December 31, 2002 (Unaudited)

Dec. 31, 2002

ASSETS
Current Assets
Cash and cash equivalents	$ -
Accounts receivable, net of allowance for doubtful accounts of $0	-
Inventories	-
Prepayments and other assets	40,000

Total current assets	40,000

Restricted cash	-
Property and equipment, net	-

Total assets	$ 40,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Line of credit	$ -
Notes payable	95,000
Current portion of time-share payable	-
Accounts payable	-
Other accrued expenses	215,484

Total current liabilities	310,484

Time-share payable, net of current portion	-

Total liabilities	310,484

Commitments and contingencies

Shareholders' deficit
Convertible Series A preferred stock, $0.0001 par value. 15,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value. 200,000,000 shares authorized; 108,400,000 shares issued and outstanding	10,840
Additional paid-in capital	13,006,613
Stock subscription	(151,500)
Accumulated other comprehensive loss	-
Accumulated deficit	(13,136,437)

Total shareholders' deficit	(270,484)

Total liabilities and shareholders' deficit	$ 40,000

 The accompanying notes are an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Nine Months Ended December 31, 2002 and 2001 (Unaudited)

	Three months Dec. 31, 2002	Nine months Dec.31, 2002	Three months Dec. 31, 2001	Nine months Dec. 31, 2001

Net Sales	$ -	$ 76,779	$ 93,354	$ 485,451

Cost of goods sold	-	8,373	72,689	309,119

Gross Profit	-	68,406	20,665	176,332

Expenses
Research and development	-	-	23,556	159,955
Sales and marketing	-	6,002	50,042	512,637
General and administrative	30,000	344,042	322,547	1,094,027

Total expenses	30,000	350,044	396,145	1,766,619

Income (loss) from operations	(30,000)	(281,638)	(375,480)	(1,590,287)

Other income (expense)
Interest income and other income	-	191	1,374	8,589
Loss from disposition of subsidiaries	-	(12,789,689)	-	-
Interest expense and other expense	-	(4,987)	(6,386)	(55,644)

Total other income (expense)	-	(12,794,485)	(5,012)	(47,055)

Income (loss) before provision for income taxes	(30,000)	(13,076,123)	(380,492)	(1,637,342)

Provision for income taxes	-	800	-	-

Net income (loss)	(30,000)	(13,076,923)	(380,492)	(1,637,342)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	(8,000)	(8,572)	(6,706)

Comprehensive income (loss)	($30,000)	($13,084,923)	($389,064)	($1,644,048)

Basic and diluted loss per common share	($0.00)	($0.13)	($0.02)	($0.11)

Weighted average number of common shares	108,400,000	96,968,727	16,593,204	15,254,560

The accompanying note are an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders' Equity (Deficit)

Nine Months Ended December 31, 2002 (Unaudited)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2002	1,825,000	$ 183	21,567,593	$ 2,157	$ 10,844,506	$ (151,500)	$ (19,736)	$(13,172,445)	$(2,496,835)

Stock issued for conversion of debts			14,023,844	1,402	138,836				140,238
Stock issued for conversion of preferred stock	(1,825,000)	(183)	2,737,500	274	(91)				-
Stock issued for employee compensation			21,437,890	2,144	641,597				643,741
Stock issued for services			2,167,000	217	47,787				48,004
Stock issued for disposition of subsidiaries			32,822,853	3,282	653,176				656,458
Stock issued for payment of bank debt			7,952,060	795	396,808				397,603
Stock issued for payment of shareholder loan			5,691,260	569	283,994				284,563
Cumulative translation adjustment							(8,000)		(8,000)
Reversal of accumulated deficits of all subsidiaries combined								13,112,931	13,112,931
Reversal of accumulated comprehensive gain/loss of all subsidiaries combined							27,736		27,736
Net loss								(13,076,923)	(13,076,923)

Balance at December 31, 2002	-	$ -	108,400,000	$ 10,840	$ 13,006,613	$ (151,500)	$ -	$(13,136,437)	$ (270,484)

The accompanying notes are an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2002 and 2001

	2002	2001
Cash flow from operating activities:
Net loss	$ (13,076,923)	$ (1,637,342)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	39,283
Provision for bad debts	-	63,154
Issuance of stock for loan fee	-	56,000
Issuance of stock for conversion of debts	140,238	-
Issuance of stock for employee compensation	643,741	15,000
Issuance of stock for services and fees	48,004	463,421
Issuance of stock for disposition of subsidiaries	656,458	-
Issuance of stock for payment of bank debt	397,603	-
Issuance of stock for shareholder loan	284,563	-
Reversal of accumulated deficits of all subsidiaries combined	13,112,931	-
Reversal of accumulated comprehensive gain (loss) of all subsidiaries combined	27,736	-

Increase (decrease) in
Accounts receivable	8,316	234,161
Inventories	9,385	125,855
Prepayments and other assets	(31,816)	5,164
Other assets	-	(450)
Increase (decrease) in
Accounts Payable	(715,464)	241,806
Accrued interest on note payable	(17,633)	22,681
Other accrued expenses	(840,905)	245,869
Total adjustments	13,723,157	1,511,944
Net cash provided by (used in) operating activities	646,234	(125,398)

Cash flow from investing activities:
Restricted cash	6,000	398,923
Acquisition of property and equipment	-	(16,819)
Retirement of property and equipment	21,875	-

Net cash provided by (used in) investing activities	27,875	382,104

Cash flow from financing activities:
Proceeds from notes payable	95,000	80,325
Repayment of line of credit	(397,603)	-
Repayment of note payable	(274,182)	(401,882)
Repayment of time-share payable	(12,579)	(1,536)
Repayment of notes payable - related parties	(103,009)	(5,000)
Proceeds from issuance of stock options	-	20,000

Net cash provided by (used in) financing activities	(692,373)	(308,093)

Cumulative translation adjustment	(8,000)	6,706

Net decrease in cash and cash equivalents	(26,264)	(44,681)

Cash and cash equivalents at beginning of period	26,264	61,899

Cash and cash equivalents at end of period	$ -	$ 17,218

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$ -	$ 14,239
Income tax	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AGATE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)    Unaudited Financial Statements

The balance sheet as at December 31, 2002 represents the unconsolidated financial statement of the parent company Agate Technologies Inc., Delaware subsequent to the sale and disposition of the company's subsidiaries, Agate Technologies Inc., California, ei Corporation , California and Agate International Cayman Limited. The Company entered into an agreement with CSF Partners Inc., a Nevada Corporation on July 23 2002 and such agreement has included in the Form 8K filed on September 16 2002. The balance sheet as of September 30, 2002, the consolidated statements of operations and cash flows for the three months and six months ended September 30, 2002 and September 30, 2001 and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and result of operations for such period have been made. Results for an interim period should not be considered as indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited financial statements as of and for the fiscal periods ended March 31, 2002, included in the Form 10KSB filed by the Company on July 17 2002 .

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

(3)    Basis of Consolidation

As of December 31, 2002, the consolidated statement of operations and cash flows reflect the account of the Parent Company, Agate Technologies Inc., Delaware and its wholly owned subsidiaries. The balance sheet as of December 31, 2002, reflects the financial position of Agate Technologies Inc., Delaware only. All inter-company accounts and transactions have been eliminated in the financial statements.

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

Commencing Feb 2002, the Company ceased its normal business operations and focused on working with its financial advisors to restructure the Company's debt and reduce its outstanding debt through the conversion of debt to shares so that the "public shell" could then be merged with an operating company with assets. On July 25, 2002, the Company signed a conditional Letter of Intent with Powerhouse Studios Inc in which the Company will acquire 100% of the issued and outstanding securities of PowerHouse Studios Inc ("Powerhouse") in a reverse takeover. On October 14 2002 , the Company filed with the SEC an information statement outlining the terms and conditions of proposed transaction with Powerhouse Studios Inc. This acquisition was approved by a majority of the outstanding shares eligible to vote as at September 17, 2002 and there are no changes in the rights of any existing shareholders as a result of this transaction.

PowerHouse Studios Inc. is in the business of leasing equipment and facilities which serve as a combination of digital production, post-production and distribution facilities that can create 3-D feature films, visual effects and other digital content. PowerHouse was organized as a Delaware corporation in May 2002 for this purpose.

During the quarter ended September 30, 2002, the Company negotiated for the settlement of certain debts and loans and completed the sale of all of its subsidiaries to CSF Partners Inc.(“CSF”), a Nevada corporation. Pursuant to the agreement with CSF on July 22 2002 (filed in the 8K dated September 16 2002) the Company issued a total of 32,822,853 shares to Agate Technologies Inc., California, ei Corporation California and CSF in exchange for cancellation of debt owed to the parent by the subsidiaries and the workout of the creditor liabilities by CSF and or its appointed agent. Agate Cayman will receive a non-exclusive sub-license from Agate Delaware for its intellectual properties including the Q drive. Pursuant to an approved settlement on July 23, 2002, the Company issued shares of 7,952,060 to ChinatrustBank USA in addition to payment of $15,000 and approximately $4,700 for past legal fees. On September 13 2002, the Board of Directors approved a settlement with a shareholder. 4,891,260 shares have been issued in settlement of the principal debt of $244,563 while a further $40,000 interest will be converted into 800,000 shares to be held in escrow.

RESULTS OF OPERATIONS

The following discussion is for the three-month and nine-month periods ended December 31, 2002. The Company's certified public accountants have issued a "going concern" qualification in their audit opinion that expresses doubt about the Company's ability to continue as a going concern. Their doubt is based upon continuing operating losses and the current deficit in stockholders' equity and working capital and cessation of the Company's operations since Feb 2002.

The Company incurred a net loss of $30,000 for the three months ended December 31, 2002 as compared to a net loss of $380,492 for the same period a year ago. For the current quarter, $30,000 represented loss incurred from the accrual of compensation owed to an officer.

QUARTER ENDED DECEMBER 31, 2002 COMPARED TO QUARTER ENDED DECEMBER 31, 2001.

Net sales for the quarter period ended December 31, 2002 were $0, a decrease of 100% from $93,354 for the quarter ended December 31, 2001. The Company ceased operations in February 2002 and the revenue for the current quarter would have come from licensing revenue from an existing customer relationship. Operating expenses decreased from $396,145 for the quarter ended December 31, 2001 to $30,000. Interest and other income was $1,374 for the prior quarter ended December 31, 2001 and there was no interest income for the current quarter ended December 31, 2002. Interest expense was $6,386 in the prior quarter ended December 31, 2001 compared to $0 in the current quarter ended December 31, 2002.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 31, 2001.

Net sales for the nine months ended December 31, 2002 decreased to $76,779 compared with $485,451 for the nine months ended December 31, 2001. The net operating loss for the nine months ended December 31, 2002 increased to $13,076,923 compared to a net operating loss of $1,637,342 for the prior nine-month period ended December 31, 2001, an increase of $11,439,581. This increase was due to the loss incurred from the disposition of all of the Company's subsidiaries. Total operating expense for the nine-month period ended December 31, 2001 was $1,766,619 compared with total operating expenses in the nine months ended December 31, 2002 of $350,044.

The decrease in operating expenses from the previous nine-month period was as a result of the cessation of the Company's business operations from February 2002 pending completion of the proposed merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine month period ended December 31, 2002 was $646,234. This compares to net cash used in operating activities of $125,398 for the nine month period ended December 31, 2001. Net cash provided by investing activities was $27,875 for the nine-month period ended December 31, 2002 compared to $382,104 for the nine month period ended December 31, 2001. Net cash used for financing activities for the nine months ended December 31, 2002 was $692,373 compared to $308,093 for the nine month period ended December 31, 2001. Working capital (current assets minus current liabilities) was a deficit $270,484 as at December 31, 2002 and reflects the Company's utilization of the working capital to fund its continuing losses from operations. As of December 31, 2002, the Company had no cash and other current assets were $40,000. Current liabilities as of December 31, 2002 were $310,484.

PART 2. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       Not Applicable

ITEM 2. CHANGES IN SECURITIES

    None.

ITEMS 3 DEFAULTS ON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Schedule 14C Information Statement - A shareholder vote was taken, effective September 17, 2002, for approval of the PowerHouse acquisition, and this vote was finalized by operation of law on October 24, 2002.

ITEM 5 OTHER INFORMATION

      Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K, filed on November 25, 2002 indicating change in control and new officers and directors.

 Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGATE TECHNOLOGIES, INC.

Date: February 18, 2003                                                                                       /s/ Jay Elliot

                                                                                                                                     By: Jay Elliot

                                                                                                                                     Chief Executive Officer

Date: February 18, 2003                                                                                       /s/ Greg Duffell

                                                                                                                                     By: Greg Duffell

                                                                                                                                     Chief Finanical Officer

Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Jay Elliot provides the following certification.

     I, Jay Elliot, Director and Chief Executive Officer of Agate Technologies, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003	/s/ Jay Elliot
Jay Elliot, Director and CEO

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Greg Duffell provides the following certification.

I, Greg Duffell, Director and Chief Financial Officer of Agate Technologies, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003	/s/ Greg Duffell
Greg Duffell, Director and CFO