Form 10KSB
period 2003-03-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2003-07-15
CIK 1006762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended:                                                              Commission File Number

March 31, 2003                                                                           333-5278-NY

Powerhouse Technologies Group, Inc.

(Name of small business issuer in its charter)

Delaware                                                                                                94-3334052

(State or other jurisdiction of                                                                   (I.R.S. Employer

incorporation or organization)                                                                   Identification No.)

2694 Bishop Drive, Suite 270, San Ramon, California  94583

(Address of Principal Executive Offices)     (Zip Code)

Issuer's telephone number: (925) 328-1100

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

State issuer's revenues for the most recent fiscal year.  $81,253

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 31, 2003 was $2,014,790.  The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 108,400,000 shares of common stock $.0001 par value outstanding as of March 31, 2003, which resulted in 888,525 after a 1-for-122 reverse split of the Company's common stock on May 19, 2003.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Powerhouse Technologies Group, Inc. (formerly Agate Technologies, Inc.), a Delaware Corporation ("the Company"), is a company engaged in the design, development and marketing of software solutions, associated hardware , and services enabling cross PC (personal computer ) platform connectivity, making it easier for data and device sharing and reducing computer downtime.  The Company's business focus and product offerings include plug and play software, components for hot swap solutions, peripheral products for data back-up, instant data recovery and USB digital storage devices and applications.

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

Subsequently, Agate-Delaware formed new subsidiaries and operated its business through these subsidiaries which  included Agate-California , EI Corporation, Agate International Cayman Limited, and Agate Singapore Pte Ltd. In addition , Agate-California had a Malaysian subsidiary prior to its transaction with Agate-Delaware called ATI Technologies (M) Sdn Bhd.  All of the subsidiaries except Agate-California were inactive and the outstanding liabilities of the group far exceed their assets.  The Company did not have the funds necessary to conduct its operations which had temporarily ceased. The Company's principle office was located at  895 Dove Street, 3rd Floor, Newport Beach, Ca 92660.

Commencing February 2002, the Company ceased its normal business operations and focused on working with its financial advisors to restructure the Company's debt and reduce its exposure through the conversion of debt to shares so that the "public shell" could then be merged with an operating company with assets. On July 25, 2002, the Company signed a conditional Letter of Intent with Powerhouse Studios Inc in which the Company will acquire 100% of the issued and outstanding securities of PowerHouse Studios Inc ("Powerhouse") in a reverse takeover. On October 14 2002 , the Company filed with the SEC an information statement outlining the terms and conditions of proposed transaction with Powerhouse Studios Inc. This acquisition was approved by a majority of the outstanding shares eligible to vote as at September 17, 2002 and there are no changes in the rights of any existing shareholders as a result of this transaction.  The agreed-upon name change (to Powerhouse Technologies Group, Inc.) and recapitalization (1-for-122 reverse) occurred on May 19, 2003 and the Company is now in position to complete the acquisition.

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

During the first quarter of 2001, the Company located its sales, marketing and technical support operations in St George, Utah and its corporate and accounting operations were located in Cerritos, California.  During early 2001, the  Q USB hard drive continued to achieve strong media coverage and attention  as a unique removable storage device. However, by June 2001,  the Company was unsuccessful in raising further funding due to overall tough market conditions and a slower economy.  As a result of the financial strain, steps were taken to close its St George operations and cut back on its staffing.  Without a new round of financing, the Company was not able to meet its objective to expand product development, marketing and meet the competitive demands on pricing. The Company was not able to sustain its ongoing business operations in early 2002 without additional capital. Commencing Feb 2002, the Company ceased its normal business operations and focused on working with financial advisors to restructure the Company's debt.

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

Principal Suppliers

The Company's  Q USB hard drive devices are solely sourced from one manufacturer.  Any termination or significant disruption in the Company's relationship with the manufacturer or any material adverse change to the financial condition of the manufacturer could prevent the Company from filling customer orders in a timely manner.

Research and Development Spending

During the two most recent full-year fiscal periods ended March 31, 2003 and March 31, 2002, the Company spent $0 and $256,758 respectively on research and development activities.  See Item 6 in PART II of this document entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of March 31, 2003, the Company had no employees.

Compliance With Environmental Laws

Because of the nature of the Company's business, it does not believe that the costs and effects of compliance with environmental laws, whether federal, state or local, would be significant or even material.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has initiated a lease on 2,186 square feet in San Ramon, California, at the rate of $43,282.80 per year, for a period terminating December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings nor is any of its property subject to any such legal proceedings:

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 17, 2002, the shareholders approved the acquisition of Powerhouse Studios, Inc. upon satisfaction of various conditions.  All conditions had been completed on May 19, 2003 and the acquisition may now be finalized by issuance of the shares of the Company in exchange for shares of Powerhouse Studios, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "PWHT."  The Company's common stock began trading in the third quarter of 1999 under the symbol "AGTE".  No assurance can be given that the present market for the Company's common stock will continue or will be maintained.

The following table sets forth the range of the high and low bid information for shares of the Company's common stock during each of the calendar quarters identified below.

Quarter Ending

	High	Low
September 30, 2000	$2.50	$1.25
December 31, 2000	1.875	0.812
March 31, 2001	1.65	0.30
June 30, 2001	1.24	0.35
September 30, 2001	0.45	0.14
December 31, 2001	0.25	0.02
March 31, 2002	0.10	0.027
June 30, 2002	0.03	0.005
September 30, 2002	0.07	0.007
December 31, 2002	0.10	0.02
March 31, 2003	0.09	0.03
June 30, 2003 (1)	15.24	2.00

(1) Stock prices in this quarter reflect the effect of the 1-for-122 reverse split of the Company's common stock.

The last price of the Company's common stock as reported on the OTC Electronic Bulletin Board on June 30, 2003, was $10.00.  As of June 30, 2003, the Company had approximately 534 holders of record of the Company's common stock.

The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business.  This may change as the Company's financial condition improves.

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

In May 2002, the Company issued 10,902,200 shares of its restricted Common Stock to certain related parties who elected to convert to Common Stock pursuant to the terms of the Convertible Note entered into on October 01, 2001.  The Convertible Note matures on November 03, 2002 bearing an interest rate of 12% per annum and the conversion was agreed to by the Holders when the Company could not repay the Promissory Notes.

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

On September 13, 2002, the Company issued 5,691,260 shares of restricted common stock to Gordon Pan in settlement of the shareholder loan. Of this, 800,000 shares of restricted common stock is held in escrow pursuant to the debt-for-shares agreement, but is owned by Mr. Pan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company's fiscal year end is March 31, 2003.

Results Of Operations

Fiscal Years Ended March 31, 2003 And March 31, 2002.

Net sales for the year ended March 31, 2003 declined to $81,253 compared with net sales of $595,092 for the year ended March 31, 2002.  Net sales for the year ended March 31, 2003 were derived from software licensing sales and bundled products sale which consist mainly of the Q-USB drive, which is a USB /flash memory digital hard drive, the size of a key. For the year ended March 31, 2003, bundled products and software licensing accounted for 66% and 34%, respectively, of all net sales.  This compares to 88% and 12%, respectively, for the fiscal year ended March 31, 2002.

Gross margins increased to 90% for the year ended March 31, 2003 compared to 36% for the year ended March 31, 2002,  due to sales of existing inventory products and software licensing royalties with a lower cost of sales.  Gross profit declined to $72,880 for the fiscal year ended March 31, 2003 compared to $215,826 for the fiscal year ended March 31, 2002.

Operating expenses decreased in the year ended March 31, 2003 to $364,460 from $2,641,701 for the year ended March 31, 2002.  A significant portion of the operating expense for the year ended March 31, 2003,  represented non-cash operating expense and deferred compensation to the officers of the Company. This non cash operating expense included an amount of $48,004 in services which was paid with the Company's stock and $317,861  in deferred compensation to the officers of the Company.   As at March 31, 2003, total accrued deferred compensation owed to the officers of the Company was $107,411.  Research and development expenses decreased to $0 for the year ended March 31, 2003, from $256,758 for the year ended March 31, 2002, a decrease of 100%.  Sales and marketing expenses decreased to $6,002 for the year ended March 31, 2003 compared to $590,136 for the year ended March 31, 2002.  General and administrative expenses decreased to $358,458  for the year ended March 31, 2003, from $1,794,807 for the year ended March 31, 2002.  All other office and premise expenses were reduced as operations scaled down  significantly by mid year and staff cutbacks were implemented.

Interest income and other income decreased to $191 for the year ended March 31, 2003, from $9,277 for the year ended March 31, 2002.  This reflects a reduction in cash resources.

The Company's operating loss decreased to $291,580 for the year ended March 31, 2003, from $2,425,875 for the year ended March 31, 2002, an decrease in operating losses of $2,134,295.  For the year ended March 31, 2003,  the Company had a net loss of $13,086,865 compared to a net loss of $2,492,312 for the year ended March 31, 2002, an increase of $10,594,553.

During the quarter ended September 30, 2002, the Company negotiated for the settlement of certain debts and loans and completed the sale of all of its subsidiaries to CSF Partners Inc.("CSF"), a Nevada corporation. Pursuant to the agreement with CSF on July 22 2002 (filed in the 8K dated September 16 2002) the Company issued a total of 32,822,853 shares to Agate Technologies Inc., California, ei Corporation California and CSF in exchange for cancellation of debt owed to the parent by the subsidiaries and the workout of the creditor liabilities by CSF and or its appointed agent. Agate Cayman will receive a non-exclusive sub-license from Agate Delaware for its intellectual properties including the Q drive. Pursuant to an approved settlement on July 23, 2002, the Company issued shares of 7,952,060 to ChinatrustBank USA in addition to payment of $15,000 and approximately $4,700 for past legal fees. On September 13 2002, the Board of Directors approved a settlement with a shareholder. 4,891,260 shares have been issued in settlement of the principal debt of $244,563 while a further $40,000 interest has been converted into 800,000 shares which are held in escrow.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended March 31, 2003, was $741,234.  This compares to net cash used in operating activities of $146,025 for the year ended March 31, 2002.  Net cash provided by investing activities was $27,875 for the year ended March 31, 2003.  This compares to net cash used  by investing activities of $398,802 for the year ended March 31, 2002.  Working capital (current assets minus current liabilities) was a deficit of $280,426 at March 31, 2003 compared to the working capital deficit of $2,513,466 as at March 31, 2002.  The increase in working capital deficit of $2,233,040  reflects the Company's utilization of its working capital to fund its continuing losses from operations.  At March 31, 2003, the Company had no cash and cash equivalents on hand and no other current assets of.  Current liabilities at March 31, 2003 were $280,426.

The Company's cash on hand as of March 31, 2003 would not be adequate to fund the Company's operations for one month if the Company continued to use cash in operating activities at the same rate as in fiscal 2002.

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

Limited Capital/Need for Additional Capital

The Company presently does not have sufficient operating capital to continue the business and relies upon advances from Powerhouse Studios, Inc. to fund its minimal overhead expenses.

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

Recent and Expected Losses

From inception, the Company has never been profitable and has sustained substantial net losses from operations.  There can be no assurance that it ever will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels.  Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations.  During the fiscal years ended, March 31, 2002 and year ended March 31, 2003,  the Company incurred net pre-tax losses of  $2,491,512 and $13,086,065,  respectively.   The Company's auditors, Kenny H. Lee CPA Group, issued a "going concern" opinion for the Company's financials at March 31, 2003.  In that opinion, the auditor noted that the Company has sustained recurring losses, which raises substantial doubt about its ability to continue as a going concern.

Technological Change and Market Competition.

Competition in the data storage industry continues to be intense.  The industry is characterized by changing technologies and customer demands for new products.  Third parties could develop products and technologies, which could cause the Company's products and technologies to become obsolete.  Many of these competitors have considerably greater resources and abilities, greater marketing and sales capacity, established distribution networks, significant good will and global name recognition.  As a result, these competitors may be in a better position than the Company to quickly respond to rapid technological change and consumer demand.  Accordingly, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance.  The Company's future is largely dependent on development of new products including, for example, its USB hard drive device, its enhancements and applications.  These products and services are in varying stages of development and there can be no assurance that the development of these products and services will be successfully or timely completed.  See the section entitled "Competition."

Unproven and Evolving Business Model

While the Company launched the new USB portable drive in the quarter ended December 2000, it intends to extend this technology to vertical applications to enhance product functionalities and usability to consumers.  This is a novel and unproven business model, which may not be successful and will ultimately depend on consumer demand for such a product.  The Company is aware of similar products that are currently available, and anticipates that any business model it develops will be subject to change.  At this time it is impossible for management to predict the degree to which consumers will demand such a product or whether any potential market will be large enough to provide any meaningful revenue or profit for the Company.  Successful implementation of this business model may also require the Company to enter into partnerships with OEMs and software solutions providers.  There can be no assurance that the Company will find OEMs or software solutions providers willing to partner with it.

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

ITEM 7.  FINANCIAL STATEMENTS

POWERHOUSE TECHNOLOGIES GROUP, INC.

CONTENTS

March 31, 2003

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheet

            Consolidated Statements of Operations and Comprehensive Loss

            Consolidated Statements of Shareholders' Equity (Deficit)

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Powerhouse Technologies Group, Inc. and Subsidiaries

San Ramon, California

We have audited the accompanying consolidated balance sheet of Powerhouse Technologies Group, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powerhouse Technologies Group, Inc. and subsidiaries as of March 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, however, for the year ended March 31, 2003, the Company incurred a net loss of $13,086,865, and its net cash provided by operating activities was $741,234. In addition, the Company's accumulated deficit was $13,146,379 as of March 31, 2003. Furthermore, sales of the Company's products do not currently generate enough revenue to sustain its operations and to date; the Company has not been able to obtain adequate financing. The management believes that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2, raise substantial doubt about the ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                /s/ Kenny H. Lee CPA Group, Inc.

                                                                                  KENNY H. LEE CPA GROUP, INC.

July 10, 2003

POWERHOUSE TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2003

March 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$ -
Accounts receivable, net of allowance for doubtful accounts of $0	-
Inventories	-
Prepayments and other assets	-

Total current assets	-

Restricted cash	-
Property and equipment	-
Software development costs	-

Total assets	$ -

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Line of credit (note 3)	$ -
Notes payable (note 4)	-
Current portion of time-share payable	-
Accounts payable	-
Accrued compensation	107,411
Accrued closure provision	-
Accrued expenses and other liabilities	173,015
Notes payable - related parties (note 5)	-

Total current liabilities	280,426

Time-share payable, net of current portion	-

Total liabilities	280,426

Commitments and contingencies	-

Shareholders' deficit
Common stock, $0.0001 par value.
200,000,000 shares authorized;
108,400,000 shares issued and outstanding (note 7)	10,840
Additional paid-in capital	13,006,613
Stock subscription	(151,500)
Accumulated other comprehensive loss	-
Accumulated deficit	(13,146,379)

Total shareholders' deficit	(280,426)

Total liabilities and shareholders' equity	$ -

The accompanying notes are an integral part of these financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended March 31, 2003 and 2002

	2003	2002

Revenues
License revenue	$ 27,585	$ 71,410
Sales revenue	53,668	523,682

Total revenue	81,253	595,092

Costs of goods sold	8,373	379,266

Gross profit	72,880	215,826

Expenses
Research and development	-	256,758
Sales and marketing	6,002	590,136
General and administrative	358,458	1,794,807

Total expenses	364,460	2,641,701

Loss from operations	(291,580)	(2,425,875)

Other income (expense)
Interest income and other income	191	9,277
Loss from disposition of subsidiaries	(12,789,689)	-
Interest expense and other expense	(4,987)	(74,914)

Total other income (expense)	(12,794,485)	(65,637)

Loss before provision for income taxes	(13,086,065)	(2,491,512)

Provision for income taxes	800	800

Net loss	(13,086,865)	(2,492,312)

Other comprehensive income (loss)
Foreign currency translation adjustment	(8,000)	59,300

Comprehensive loss	($13,094,865)	($2,433,012)

Basic and diluted loss per common share	($0.13)	($0.15)

Weighted average number of common shares	99,787,397	16,068,580

The accompanying notes are an integral part of these financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended March 31,

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscription	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at March 31, 2001	1,825,000	$ 183	14,116,454	$ 1,412	$ 9,948,085	$ (151,500)	$ (79,036)	$(10,680,133)	$ (960,989)

Non-cash stock options exercised for services			27,329	3	13,935				13,938
Stock options exercised for cash			213,903	21	19,979				20,000
Stock subscription for cash			285,714	29	9,971				10,000
Stock issued for services			6,317,764	631	643,240				643,871
Stock issued for loan fees			100,000	10	55,990				56,000
Stock issued for payment of debt			446,429	45	111,562				111,607
Stock issued for employee compensation			60,000	6	14,994				15,000
Stock options issued for services					26,750				26,750
Cumulative translation adjustment							59,300		59,300
Net loss								(2,492,312)	(2,492,312)

Balance at March 31, 2002	1,825,000	$ 183	21,567,593	$ 2,157	$ 10,844,506	$ (151,500)	$ (19,736)	$(13,172,445)	$(2,496,835)

Stock issued for conversion of debt			14,023,844	1,402	138,836				140,238
Stock issued for conversion of preferred stock	(1,825,000)	(183)	2,737,500	274	(91)				-
Stock issued for employee compensation			21,437,890	2,144	641,597				643,741
Stock issued for services			2,167,000	217	47,787				48,004
Stock issued for disposition for subsidiaries			32,822,853	3,282	653,176				656,458
Stock issued for payment of bank debt			7,952,060	795	396,808				397,603
Stock issued for payment of shareholder loan			5,691,260	569	283,994				284,563
Cumulative translation adjustment							(8,000)		(8,000)
Reversal of accumulated deficit of all subsidiaries combined								13,112,931	13,112,931
Reversal of accumulated comprehensive gain/loss of all
subsidiaries combined							27,736		27,736
Net loss								(13,086,865)	(13,086,865)

Balance at March 31, 2003	-	$ -	108,400,000	$ 10,840	$ 13,006,613	$ (151,500)	$ -	$(13,146,379)	$ (280,426)

The accompanying notes are an integral part of these financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$ (13,086,865)	$ (2,492,312)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization of property and equipment	-	22,770
Amortization of software development costs	-	40,681
Provision for bad debts	-	43,154
Issuance of stock for loan fees	-	56,000
Issuance of stock for conversion of debts	140,238	-
Issuance of stock as employee compensation	643,741	28,938
Issuance of stock for services and fees	48,004	643,871
Issuance of stock options for services rendered	-	26,750
Issuance of stock for disposition of subsidiaries	656,458	-
Issuance of stock for payment of debt	-	50,000
Issuance of stock for payment of bank debt	397,603	-
Issuance of stock for collateral for payment of debt	-	61,607
Issuance of stock for shareholder loan	284,563	-
Reversal of accumulated deficits of all subsidiaries combined	13,112,931	-
Reversal of accumulated comprehensive gain (loss) of all
subsidiaries combined	27,736	-
(Increase) decrease in:
Accounts receivable	8,316	262,616
Inventories	9,385	164,877
Prepayments and other current assets	8,184	6,033
Increase (decrease) in:
Accounts payable	(715,464)	429,223
Accrued compensation	(410,345)	235,928
Accrued closure provision	(412,908)	289,853
Accrued interest on notes payable	-	21,682
Accrued expenses and other liabilities	29,657	(37,696)

Total adjustments	13,828,099	2,346,287

Net cash provided by (used in) operating activities	741,234	(146,025)

Cash flow from investing activities:
Restricted cash	6,000	398,802
Retirement of property and equipment	21,875	-

Net cash provided by (used in) investing activities	27,875	398,802

Cash flow from financing activities:
Repayment of line of credit	(397,603)	(401,882)
Proceeds from notes payable	-	75,000
Repayment of notes payable	(274,182)	(50,000)
Repayment of time-share payable	(12,579)	(1,155)
Net proceeds from note payable - related parties	-	5,325
Repayment of note payable - related parties	(103,009)	(5,000)
Proceeds from the exercise of stock options	-	20,000
Proceeds from stock subscriptions	-	10,000

Net cash provided by (used in) financing activities	(787,373)	(347,712)

Cumulative translation adjustment	(8,000)	59,300

Net decrease in cash and cash equivalents	(26,264)	(35,635)

Cash and cash equivalents at beginning of year	26,264	61,899

Cash and cash equivalents at end of year	$ -	$ 26,264

Supplemental disclosure of cash flow information:
Cash paid during the year for:

Interest	$ -	$ 60,978

Income tax	$ -	$ -

The accompanying notes are an integral part of these financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003

(1) Organization and Line of Business

Powerhouse Technologies Group, Inc. (formerly Agate Technologies, Inc.), a Delaware Corporation (the Company), is a company engaged in the design, development and marketing of software solutions, associated hardware, and services enabling cross PC (personal computer) platform connectivity, making it easier for data and device sharing and reducing computer downtime. The Company's business focus and product offerings include plug and play software, components for hot swap solutions, peripheral products for data back-up, instant data recovery and USB digital storage devices and applications.

Since its formation on January 1996, Agate technologies (California), Inc., a California corporation ("Agate-California"), was engaged in the design, development and marketing of software solutions, associated hardware, and services enabling cross PC (personal computer) platform connectivity which made it easier for data and device sharing and reduced computer downtime.

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

On June 29, 1999, all former shareholders of Agate-California were issued shares in ARCA, Corp., a New Jersey corporation ("ARCA"), a non-operating public shell with no known assets or liabilities, in exchange for their Agate-California shares. Each common shareholder received 1.5 ARCA common shares for each Agate-California share exchanged. Each Series A preferred shareholder received an equal number of ARCA Series A preferred shares, which had substantially identical rights, preferences, privileges, and restrictions, except each share is convertible into 1.5 ARCA common shares. As a result of this transaction, shareholders of Agate-California owned in excess of 90% of ARCA's outstanding shares and Agate-California became a wholly owned subsidiary of ARCA. The transaction between ARCA and Agate-California was accounted for as a recapitalization of Agate-California. All references to the number of shares and amounts per share herein have been adjusted to reflect the effect of this 1.5 adjustment for all periods presented.

On June 30, 1999, ARCA was merged into its other wholly owned subsidiary, Agate Technologies, Inc., a Delaware Corporation, ("Agate-Delaware") in order to re-incorporate ARCA in Delaware. Each ARCA shareholder received one share of Agate-Delaware in exchange for one ARCA share. As a result of this transaction, Agate Technologies, Inc., a Delaware corporation, became a publicly traded company on June 30, 1999.

Subsequently, Agate-Delaware formed new subsidiaries and operated its business through these subsidiaries which included Agate-California, EI Corporation, Agate International Cayman Limited, and Agate Singapore Pte Ltd. In addition, Agate-California had a Malaysian subsidiary prior to its transaction with Agate-Delaware called ATI Technologies (M) Sdn Bhd. All of the subsidiaries except Agate-California were inactive and outstanding liabilities of the group far exceed their assets. The Company did not have the funds necessary to conduct its operations which had temporarily ceased.

Commencing February 2002, the Company ceased its normal business operations and focused on working with its financial advisors to restructure the Company's debt and reduce its exposure through the conversion of debt to shares so that the "public shell" could then be merged with an operating company with assets.

On July 25, 2002, the Company signed a conditional Letter of Intent with Powerhouse Studios Inc. in which the Company will acquire 100% of the issued and outstanding securities of Powerhouse Studios Inc. ("Powerhouse") in a reverse takeover. On October 14, 2002, the Company filed with the SEC an information statement outlining the terms and conditions of proposed transaction with Powerhouse Studios Inc. This acquisition was approved by a majority of the outstanding shares eligible to vote as at September 17, 2002 and there are no changes in the rights of existing shareholders as a result of this transaction. Pursuant to the 'Corporate Combination Agreement' made on November 15, 2002, the Company shall acquire all of the issued and outstanding shares of Powerhouse in exchange solely for the number of shares of Agate's authorized but unissued shares of restricted common stock, par value $0.0001. With the Powerhouse becoming a wholly-owned subsidiary of Agate, the combined entity would then change its name to "Powerhouse Studios, Inc., a Delaware Corporation".

(2)    Summary of Significant Accounting Policies

Affirmative Statement

The accompanying consolidated financial statements have been adjusted to include all adjustments which in the opinion of the management of the Company are necessary in order to make the consolidated financial statements not misleading.

Principles of Consolidation

The consolidated financial statements include the accounts of Agate-Delaware and its wholly owned subsidiaries, Agate Technologies (California), Inc., ei Corporation, Agate International (Cayman) Ltd., and Agate Technologies PTE Ltd. (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended March 31, 2003 and 2002, the Company incurred a net loss of $13,086,865 and $2,492,312, respectively, and its net cash provided by operating activities was $741,234 for the year ended March 31, 2003 and its net cash used in operating activities was $146,025 for the year ended March 31, 2002. In addition, the Company's accumulated deficit was $13,146,379 and $13,172,445 as of March 31, 2003 and 2002. Sales of the Company's products do not currently generate enough revenue to sustain its operations and to date; the Company has not been able to obtain adequate financing.

Through successful debt restructurings made with the Bank and shareholders and disposition of subsidiaries, however, the Company plans to improve its financial conditions, and management believes that, through the 'Corporate Combination' made in November 2002, the Company will generate additional resources and the eventual achievement of sustained profitable operations in the near future.

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

Comprehensive Income

For the year ended March 31, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered the Company for debt of similar maturities is substantially the same.

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

Certain Risks and Concentrations

Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses. Management does not believe that any allowance should be provided at March 31, 2003.

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

One customer accounted for 34% of the Company's net revenues for the year ended March 31, 2003. Two customers accounted for 11% and 10% of the Company's net revenues for the year ended March 31, 2002.

The Company has one major supplier who represented 100% and 55% of total purchases during the years ended March 31, 2003 and 2002, respectively.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, 'Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30)," for the disposal of a segment of a business (as previously defined in the Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disclosed of by sale, which also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company believes the adoption of this statement will not have a material impact on the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," which supersedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. This statement is not applicable to the Company.

(3) Line of Credit

The Company maintains a credit agreement with a financial institution, which provides for a revolving line of credit up to a maximum of $800,000. Advances are limited to a borrowing base of cash for 50% of the loan amount, 70% of eligible accounts receivable, and 40% of inventory, capped at $300,000. The line of credit is collateralized by cash for 50% of the balance and substantially all of the assets of the Company. In addition, the Company is required to comply with certain financial covenants. The line of credit bears interest at prime (4.25% at March 31, 2003), plus 3.00%.

In July 2002, the Company issued 7,952,060 shares of restricted common stock to the Bank for settlement of the outstanding debt of $397,603.

(4) Notes Payable

The Company maintains notes payable, which bears interest at 10% per annum. Interests are payable monthly. The notes payable matured on March 2001 and December 2001, respectively.

In May 2002, the Company issued 3,121,644 shares of its restricted common stock for settlement of the outstanding note of $29,619 with interest of $1,597 pursuant to the terms of the Convertible Note entered into on October 1, 2001.

In September 2002, the Company issued 4,891,260 shares of restricted common stock to a certain shareholder in settlement of the principal debt of $244,563 and issued 800,000 shares of restricted common stock for $40,000 interest.

(5) Notes Payable -Related Parties

On October 1, 2001, notes payable to related parties were converted into Convertible Notes bearing interest at twelve (12) percent per annum.

In May 2002, the Company issued 10,902,200 shares of its restricted common stock for settlement of the notes payable to related parties (outstanding balances: $103,009, interest: $6,013) pursuant to the terms of the Convertible Note entered into on October 1, 2001. The Convertible Note matured on November 3, 2002 bearing an interest rate of 12% per annum and the conversion was agreed to by the Holders when the Company could not repay the Promissory Notes.

(6) Commitments and Contingencies

    Leases

The Company leases a facility for its corporate office on a month-to-month basis from an unrelated party. Monthly payments of $1,750 are required on this lease. The Company also leases equipment and an automobile under non-cancelable operating leases, which expire through March 2005. Future minimum annual rental commitments under the non-cancelable operating leases at March 31, 2003 were as follows:

Year Ending March 31,

2004	5,560
2005	3,239

Total	$ 8,799

Rent expense was $12,181 and $37,063 for the years ended March 31, 2003 and 2002, respectively.

In April 2003, the Company has initiated a non-cancelable operating sub-lease for its corporate office in San Ramon, California, at the rate of $43,283 per year, for a period commencing on May 1, 2003 and terminating December 31, 2004.

Litigation

Based upon advice from legal counsel, there are neither existing claims nor pending or threatened litigation, either asserted or unasserted, which would be material to the Company.

(7) Shareholders' Equity

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

In May 2002, the Company issued 14,023,844 shares of common stock for conversion of debts totaling $140,238.

In June 2002, the Company issued 2,737,500 shares of common stock for conversion of 1,825,000 preferred shares to common shares pursuant to the terms of the Preferred Stock Agreement.

In July 2002, the Company issued 1,000,000 shares and 667,000 shares of its common stock for legal services and other services, respectively, rendered to the Company. In August 2002, the Company also issued 500,000 shares of common stock for services rendered to the Company.

In July 2002, for the sale of all of its subsidiaries to CSF Partners, Inc. ("CSF"), a Nevada Corporation, the Company issued 32,822,853 shares of common stock to: Agate Technologies, Inc., California for 25,620,775 shares of common stock; ei Corporation, California for 877,180 shares of common stock; and CSF Partners, Inc. for 6,324,898 shares of common stock in exchange for cancellation of debt owed to the parent by the subsidiaries and the workout of the creditor liabilities by CSF and/or its appointed agent. Agate Cayman will receive a non-exclusive sub-license from Agate Delaware for its intellectual properties including the Q drive.

In July 2002, the Company issued 7,952,060 shares of its common stock for settlement of the outstanding bank debt totaling $397,603.

In August 2002, the Company issued 21,437,890 shares of common stock to the Company's officers for deferred compensation owed totaling $643,741.

In September 2002, the Company issued 5,691,260 shares of common stock to a certain shareholder in settlement of the shareholder loan. Of this, 800,000 shares of common stock is held in escrow pursuant to the debt-for-shares agreement, but is owned by the certain shareholder.

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

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No.123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended March 31, 2003 and March 31, 2002:

	2003	2002

Net loss
As reported	$ (13,086,865)	$ (2,492,312)
Pro forma	$ (13,177,198)	$ (2,519,062)
Basic loss per common share
As reported	$ (0.13)	$ (0.16)
Pro forma	$ (0.13)	$ (0.16)

The following summarizes all of the Company's stock option transactions:
	Stock Options Outstanding	Weighted-Average Exercise Price	Stock Options Outstanding Outside of Plan	Weighted Average Exercise Price

Outstanding, March 31, 2001	1,750,000	$ 0.58	800,000	$ 0.21
Granted	1,527,329	$ 0.14	-	$ -
Exercised	(241,232)	$ 0.10	-	$ -
Cancelled	(825,000)	$ 0.44	-	$ -

Outstanding, March 31, 2002	2,211,097	$ 0.48	800,000	$ 0.21
Granted	-	$ -	-	$ -
Exercised	-	$ -	-	$ -
Cancelled	-	$ -	-	$ -

Outstanding, March 31, 2003	2,211,097	$ 0.48	800,000	$ 0.21
Exercisable, March 31, 2003	2,211,097	$ 0.48	800,000	$ 0.21

Information relating to these options is as follows:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.08	750,000	750,000	4.0 years	$ 0.08	$ 0.08
$ 0.44	925,000	925,000	8.0 years	$ 0.44	$ 0.44
$ 2.13	50,000	50,000	3.0 years	$ 2.13	$ 2.13
$ 0.09	286,097	286,097	8.8 years	$ 0.10	$ 0.10
$ 0.17	500,000	500,000	8.8 years	$ 0.17	$ 0.17
$ 0.17	500,000	500,000	8.8 years	$ 0.17	$ 0.17
	3,011,097	3,011,097

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2003 and 2002: dividend yields of 0% and 0%, respectively; expected volatility of 35% and 33%, respectively; risk-free interest rates of 1.2% and 4.0%, respectively; and expected lives of ten (10) years.

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

(8) Income Taxes

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2003 and 2002:

	2003	2002
Current
Federal	$ -	$ -
State	800	800
	800	800
Deferred
Federal	-	-
State	-	-
	-	-
Provision for income taxes	$ 800	$ 800

As of March 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24,098,000 and $22,002,000, respectively. The net operating loss carryforwards begin expiring in 2005. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

(9) Segment Information

The Company operates and tracks its results in one operating segment. The Company manages revenues by geographic region, but does not manage operations by region.

Net revenue for locations outside of the United States are substantially the result of export sales from the United States. Net revenue by geographic region based on customer locations was as follows:

	2003	2002
Net Revenue
United States	$ 77,951	$ 580,302
Pacific Rim	-	-
Europe	-	3,248
Other	3,302	11,542
	81,253	595,092

Elimination adjustments	-	-
Total	$ 81,253	$ 595,092

(10) Subsequent Event

On May 19, 2003, the agreed-upon name change (to Powerhouse Technologies Group, Inc.) and recapitalization (1-for-122 reverse) occurred and the Company is now in position to complete the acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of PowerHouse have been appointed to the Board of Directors of the Registrant, and will serve until the next annual meeting of the stockholders or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of PowerHouse and of Agate Technologies, Inc.  Francis Khoo has resigned as a Director and Officer of the Company, as had Shirley Ooi earlier, also effective December 30, 2002, and noted in the Form 8-K filed January 9, 2003.

NAME	POSITION	HELD POSITION SINCE
James Palmer	Director	March 14, 2003
Gregory A. Duffell	CFO/Secretary	December 30, 2002
Jay Elliot	CEO	December 30, 2002

Jay Elliot, Chief Executive Officer and Chairman.  Mr. Elliot has over thirty years operating experience with such corporate giants as IBM, Intel and Apple Computers.  Mr. Elliot served in numerous roles at Apple, including executive vice-president reporting to founder Steven Jobs, and Chief Operating Officer of the Macintosh division.  Later, Mr. Elliot also served as a director of Intel, and was the creator of the Intel Foundation.  Mr. Elliot also has extensive experience in both the entertainment and healthcare industries.  He is also currently the Chief Executive Officer of The Bridge Group, Inc.

Gregory Duffell, Chief Financial Officer and Director.  In addition to being the CFO and Director of Powerhouse, Mr. Duffell is the Chief Operating Officer of MayFair Capital Group Limited and a Director of HealthCare Direct, Inc.  Mr. Duffell is a senior executive with sixteen years of Asia Pacific franchise and brand management expertise.  After two years as a pilot in the Royal Australian Air Force, Mr. Duffell embarked on an extensive business career in the Asia Pacific region initially with Budget Rent-A-Car International.  Mr. Duffell was the General Manager for the Thomas Cook Group - Worldwide Network, based in London.

James Palmer, Director.  Mr. Palmer has over 15 years of experience in the telecommunications industry and is currently the Chief Executive Officer of Key Partners, Inc. Mr. Palmer was involved in the management of Mobile Communications of America, which later became Skytel Communications, Inc.  Mr. Palmer sits on numerous boards, including Omni Bank, and a number of non-profit organizations.

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

                                                                                                                LONG TERM COMPENSATION

                                                        ANNUAL COMPENSATION             AWARDS/PAYOUTS

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Securities Underlying Options/ SARs (1)	All Other Compen-sation ($)
James Palmer	2002	0	0	0	0	0
Director	2001	0	0	0	0	0
	2000	0	0	0	0	0

Stewart Bell	2002	0	0	0	0	0
Director	2001	0	0	0	0	0
	2000	0	0	0	0	0

Greg Duffell	2002	0	0	0	0	0
CFO/Secretary	2001	0	0	0	0	0
	2000	0	0	0	0	0

Jay Elliot	2002	0	0	0	0	0
CEO	2001	0	0	0	0	0
	2000	0	0	0	0	0

Francis Khoo	2002	10,863,870 (shares)	0	0	0	0
Former Director and CEO	2001	$129,600	---	21,600(3)	200,000(2)	---
	2000	$129,600	---	22,440(3)	0	---

Shirley Ooi
	2002	10,574,020 shares	0	0	0	0
Former Director and CFO	2001	$108,000	0	15,600(3)	200,000 (2)	0
	2000	$108,000	0	14,940(3)	0	0

(1) The options vest at the rate of 2-1/12% per month over four years from their date of grant on September 30, 1998.  As at June 29, 1999, upon the consummation of the merger transaction with Arca , each Agate shareholder received 1.5X Agate stock.  Accordingly, the stock options split to 1.5X .

(2) The options were granted immediate vesting.

(3)  Represents housing and automobile allowance pursuant to the terms of the employment agreement.

Option Grants

The following table sets forth information with respect to the named executive officers concerning the grants of options during the fiscal year ended March 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

    None.

Option Exercises and Fiscal Year End Option Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the March 31, 2003 fiscal year.  The Company has never granted any stock appreciation rights.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS VALUES:

Name

Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY End Exercisable/Unexercisable	Value of Unexercised in the Money Options at FY End

Exercisable/Unexercisable

Francis Khoo	0	0	1,346,875/28,125	0
Shirley Ooi	0	0	1,131,250/18,750	0

(1) In accordance with SEC rules, values are calculated by subtracting the exercised price from the fair market value of the underlying common stock.  For purposes of this table, fair market value is deemed to be the closing bid price of  the common stock on March 28, 2003, which was $0.027 per share.

The Employment Agreements for Mr. Khoo and Ms. Ooi have both been terminated as both Mr. Khoo and Ms. ooi have resigned their respective positions with the Company and no further compensation is due to them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's common stock as of June 30, 2003 for (a) each person known to the Company to be a five percent beneficial owner of the common stock; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group.  Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Francis Khoo- former Chief Executive Officer and Chairman 895 Dove Street, 3rd Floor Newport Beach Ca 92660	17,114,270	15.79%
Common Stock	Shirley Ooi- former Chief Financial Officer and Director 895 dove Street, 3rd Floor Newport Beach Ca 92660	11,547,083	10.65%
Common Stock	Pacific Rim Trading Ltd.(1) c/o Acceptor Corporation Ltd. 12th Floor, Ruttonjee House 11 Duddell Street Hong Kong	6,620,000(4)	6.11%
Common Stock	ChinatrustUSA	7,952,060	7.34%
Common Stock	Agate Technologies, Inc. - California	25,620,775	23.64%
Common Stock	CSF Partnership	6,324,898	5.84%
Common Stock	Gordon Pan	5,691,260	5.25%
Common Stock	James Palmer - Director 2694 Bishop Drive, Suite 270 San Ramon, California 94583	0	0.00%
Common Stock	Jay Elliot - CEO and Director 2694 Bishop Drive, Suite 270 San Ramon, California 94583	500,000	0.46%
Common Stock	Greg Duffell - CFO/Secretary 2694 Bishop Drive, Suite 270 San Ramon, California 94583	500,000	0.46%
All officers and directors as a group		1,000,000	0.92%

All holdings were calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(1)  Pacific Rim Trading Co., Ltd., a BVI corporation, is a single asset holding company that owns 6,620,000 shares of the Company's common stock.  Mr. Francis Khoo and Ms. Shirley Ooi are the sole directors of Pacific Rim Trading Co., Ltd.  Their holdings exclude any attribution of Company shares due to ownership of Pacific Rim Trading Co., Ltd.  The shareholders of Pacific Rim Trading Co., Ltd. include Francis Khoo (21.6%), Shirley Ooi (21.6%), Vincent Ooi (7.3%), and Just Gems, Inc. and/or its shareholder (20%).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the quarter ended September 30, 2002, the Company negotiated for the settlement of certain debts and loans and completed the sale of all of its subsidiaries to CSF Partners Inc.("CSF"), a Nevada corporation. Pursuant to the agreement with CSF on July 22 2002 (filed in the 8K dated September 16 2002) the Company issued a total of 32,822,853 shares to Agate Technologies Inc., California, ei Corporation California and CSF in exchange for cancellation of debt owed to the parent by the subsidiaries and the workout of the creditor liabilities by CSF and or its appointed agent. Agate Cayman will receive a non-exclusive sub-license from Agate Delaware for its intellectual properties including the Q drive. Pursuant to an approved settlement on July 23, 2002, the Company issued 7,952,060 shares to ChinatrustBank USA in addition to payment of $15,000 and approximately $4,700 for past legal fees. On September 13 2002, the Board of Directors approved a settlement with a shareholder. 4,891,260 shares have been issued in settlement of the principal debt of $244,563 while a further $40,000 interest will be converted into 800,000 shares which are held in escrow.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

            The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10KSB

2.01    Reorganization Agreement by and between Agate Technologies, Inc., a Delaware corporation ("Agate

          Delaware"); Agate Technologies, Ltd, a Cayman Islands Corporation ("Agate Cayman"); Agate Technologies

          (California), Incorporated, a California corporation ("Agate California"); ei, a California corporation ("ei"); and

          CSF Holdings , Inc., a Nevada corporation ("CSF") effective July 22, 2002 (the "Effective Date"), as filed with

          Form 8K in September 17, 2002, is hereby incorporated by reference.

2.02    Corporate Combination Agreement with Powerhouse Studios, Inc., dated November 15, 2002, as filed with Form

          8K on November 25, 2002, is hereby incorporated by reference.

3.01     Articles of Incorporation: Exhibit O to Exhibit 10.19 to Registrant's (then ARCA Corp.) Current

           Report on Form 8-K filed on June 10, 1999, is hereby incorporated by reference.

3.02     Bylaws: Exhibit O to Exhibit 10.19 to Registrant's (then ARCA Corp.) Current Report on Form 8-K filed on June 10, 1999, is hereby incorporated by reference.

99.1     Certifications pursuant to  Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERHOUSE TECHNOLOGIES GROUP, INC.

Date: July 15, 2003

By:  /s/ Jay Elliot

Jay Elliot, CEO/Director

By: /s/ Greg Duffell

Greg Duffell, CFO/Director

By: /s/ James Palmer

James Palmer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Jay Elliot

Jay Elliot, CEO/Director

By: /s/ Greg Duffell

Greg Duffell, CFO/Director

By: /s/ James Palmer

James Palmer, Director

Exhibit 99.1

Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Jay Elliot provides the following certification.

     I, Jay Elliot, Director and Chief Executive Officer of Powerhouse Technologies Group, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15 , 2003	/s/ Jay Elliot
Jay Elliot, Director and CEO

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Greg Duffell provides the following certification.

I, Greg Duffell, Director and Chief Financial Officer of Powerhouse Technologies Group, Inc. ("Company"), certify that:
1.	I have reviewed this annual report on Form 10-QSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/ Greg Duffell
Greg Duffell, Director and CFO

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Greg Duffell provides the following certification.

I, James Palmer, Director of Powerhouse Technologies Group, Inc. ("Company"), certify that:
1.	I have reviewed this annual report on Form 10-QSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/ James Palmer
James Palmer, Director