Form 10QSB
period 2003-06-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-02-27
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                  -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                    For the transition period from ___ to ___

                       Commission file number: 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                               94-3334052
     ------------------------------                -------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)


      2694 Bishop Drive, Suite 270
             San Ramon, CA                                94583
     ------------------------------                -------------------
         (Address of principal                         (Zip Code)
           executive offices)


       Issuer's telephone number:                    (925) 328-1075
                                                   -------------------


 Former name, former address and former fiscal
   year, if changed since last report                     N/A
                                                   -------------------


 Check whether the issuer (1) filed all reports required to be filed by Section
  13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
 (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
                                     No [X]


  As of February 25, 2004, there were 3,385,216 shares of the issuer's common stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                          PART I- FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS
                  POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                   Condensed Balance Sheet as of June 30, 2003


                                                                   Jun. 30, 2003
                                                                    (Unaudited)

                                      ASSETS
                                      ------

Current Assets
  Cash and cash equivalents                                                 $90
  Other current assets                                                    4,000
                                                                     ----------
     Total current assets                                                $4,090

Property and Equipment                                                        -
  Total property and equipment                                                -

Other Assets:
  License fee                                                            30,000
  Investment in equity investee                                         425,735
                                                                     ----------
     Total other assets                                                 455,735

Total Assets                                                         $  459,825
                                                                     ----------

                  LIABILITIES AND Stockholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                                   $   51,652
  Accrued liabilities                                                   371,360
  Note payable to equity investee                                        96,215
                                                                       --------
     Total current liabilities                                          519,227

Long-Term Liabilities                                                         -
                                                                       --------
Total Liabilities                                                       519,227
                                                                       --------
  Commitments and contingencies

Stockholders' Equity (Deficit):
     Common stock, $.0001 par value; 20,000,000 shares
     authorized; 3,325,216 shares issued and outstanding                    369
     Additional Paid in Capital                                       4,872,438
  Deficit accumulated in development stage                           (4,932,209)
                                                                     ----------
     Total stockholders' equity (deficit)                               (59,402)
                                                                     ----------

Total Liabilities and Stockholders' Equity (Deficit)                 $  459,825
                                                                     ----------

See accompanying notes to consolidated financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
   (A Development Stage Company)

                                                                            For the period from
 CONDENSED STATEMENTS OF OPERATIONS   For the three       For the three         May 16, 2002
                                      months ended        months ended        (inception) to
                                      Jun. 30, 2003       Jun. 30, 2002        June 30, 2003
                                       (Unaudited)          (Unaudited)         (Unaudited)

Revenues                                $        -          $        -           $        -
    Total revenues                               -                   -                    -

Cost of Sales                                    -                   -                    -
    Total cost of sales                          -                   -                    -

Gross Profit                                     -                   -                    -

Operating Expenses:
  Research and development                  73,876              12,000              285,056
  Sales and marketing                      566,365               2,317              753,177
  General and administrative               239,897              70,823              782,778
                                        ----------          ----------           ----------
    Total operating expenses               880,138              85,140            1,821,011

Non-Operating Expenses:
  Loss due to theft                      1,676,570             189,922            3,029,918
  Equity in loss of investee                45,121                   0               74,265
  Interest - Net                             2,220                   0                6,215
                                        ----------          ----------           ----------
     Total non-operating expenses        1,723,911             189,922            3,110,398

Loss Before Income taxes                 2,604,049             275,062            4,931,409

Provision for Income Taxes                       0                   0                  800

Net Loss                                $2,604,049          $  275,062           $4,932,209
                                        ==========          ==========           ==========

Basic and Diluted Loss per Share        $     1.28          $     0.22

Weighted Average Shares Outstanding      2,037,552           1,250,000

See accompanying notes to consolidated financial statements.

 POWERHOUSE TECHNOLOGIES GROUP, INC.
       (A Development Stage Company)
  Consolidated Statements of Cash Flows

                                                                         For the period from    For the period from
                                                    For the three           May 16, 2002           May 16, 2002
                                                    months ended           (inception) to          (inception) to
                                                    Jun. 30, 2003           Jun. 30, 2002          Jun. 30, 2003
                                                     (Unaudited)             (Unaudited)            (Unaudited)
                                                    -------------        ------------------     -------------------
Cash Flows From Operating Activities:
  Net loss                                          ($2,604,049)            ($  275,062)            ($4,932,209)
  Adjustments to Reconcile Net loss to Net Cash
  Used in Operating Activities:
    Common stock issued for services                    500,000                     125                 500,125
    Equity in loss of investee                           45,121                       0                  74,265
    Accrued interest on notes                             2,220                       0                   2,220

    Changes in operating assets and liabilities:
      Other deposits                                     (4,000)                      0                  (4,000)
      License fee                                       (30,000)                      0                 (30,000)
      Accounts payable                                  (70,901)                  1,524                  51,652
      Accrued liabilities                               (67,733)                 55,913                  90,934
                                                    -----------            ------------            ------------
  Net cash used in operating activities              (2,229,342)               (217,500)             (4,247,013)

Cash Flows from Investing Activities:
  Investment in equity/investee                               0                       0                (130,000)
    Net cash used in investing activities                     0                       0                (130,000)

Cash Flows from Financing Activities:
  Finders' fee payable                                  (50,000)                      0                       0
  Principal payment on note payable                     (90,000)                      0                (176,005)
  Common stock subscriptions                          2,369,432                 217,500               4,553,108
                                                    -----------            ------------            ------------
    Net cash provided by financing activities         2,229,432                 217,500               4,377,103

Net Increase in cash and cash equivalents                    90                       0                      90

Cash and Cash Equivalents, beginning of period                0                       0                       0

Cash and Cash Equivalents, end of period             $       90             $         0             $        90


           PowerHouse Technologies Group, Inc.
         (A Development Stage Company)

Notes To Financial Statements

For The Three Months Ended June 30, 2003 (Unaudited) and June 30, 2002 (Unaudited), For The Period May 16, 2002 (inception) Through June 30, 2003 (Unaudited)

Forward-Looking Statements
This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or under rules and regulations adopted by the Securities and Exchange Commission. These forward-looking statements are based on the Company's current expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe," "anticipate," "expect," "intend," "plan," "will," "believe," "intend," "could," "might" or "continue" or the negative or other variations thereof and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements by their nature involve substantial risks and uncertainties, including general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions, certain of which are beyond our control, and actual results may differ materially.

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

1. Basis of Presentation

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at June 30, 2003 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended March 31, 2003 contained in our 8-K/A filed on January 28, 2004.

2. Summary of Significant Accounting Policies

Critical Accounting Policies
The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company does not consider any of its accounting policies to be critical. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our audited financial statements for the year ended March 31, 2003. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in our audited financial statements.

New Accounting Pronouncements
On May 31, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS 150 and, therefore, the adoption did not have any effect on its financial position or results of operations.

3.  Stock Transactions

On May 15, 2003, the Company formed a wholly-owned subsidiary, Forward Solutions, Inc. Forward Solutions, Inc. entered into an employment agreement with its President and Chief Operating Officer for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a base salary at the rate of $175,000 per annum and is subject to review no less than annually. The contract calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan adopted by the Board of Directors. The employee was also granted 100,000 shares of common stock of PowerHouse Technologies Group, Inc. Compensation expense of $500,000 was recorded in the quarter ended June 30, 2003 related to these shares.

Effective May 19, 2003, the Company completed a combination with Agate Technologies, Inc. The effective date of the plan was to be November 15, 2002, with Powerhouse Studios, Inc. becoming a wholly-owned subsidiary of Agate Technologies, Inc. (the predecessor entity to the Company) on closing. Because of delays in obtaining certain assignments and property rights, the closing was delayed to January 6, 2003. Then, due to a delay in the process of confirming the marketability of certain intellectual property rights and the products embodying those rights, the closing was further delayed to April 2, 2003. As of May 19, 2003, the transaction was deemed effective and the Company conducted a 1-for-122 reverse split of the Agate Technologies, Inc. common stock. Additionally, the Company amended its Articles of Incorporation changing its name to "PowerHouse Technologies Group, Inc." The combination was accounted for as a reverse acquisition. As a result, no goodwill was recorded.

During the quarter ended June 30, 2003, the Company issued 1,046,692 shares of its common stock in a private placement for net proceeds of $4,553,109.

4. Lease Agreement

In April 2003, the Company entered into a 20 month sub-lease agreement with a third party for 2,186 square feet of office space located in San Ramon, California. The agreement commenced May 1, 2003, and requires monthly sub-lease payments of $3,607 through December 31, 2004. The payment includes the use of existing furniture and equipment located on the premises. The agreement also provided a right of first refusal on an additional 1,519 square feet that was optioned to the Company on August 15, 2003. The Company agreed to lease the additional space for an additional monthly payment of $2,506. The termination of this portion of the lease is also December 31, 2004.

Future minimum facilities sublease rental expense as of December 31, 2003, is as follows:

                       2004                             $   57,219
                       2005                                 55,017
                       -------------------------------------------
                       Total                            $  112,236
                       ---------------------------------==========

5.  Commitments and Contingencies

Licensing Agreement - On May 28, 2003, the Company entered into a Business Alliance and Software Licensing Agreement (the "Licensing Agreement") with First Person Software, Inc. The agreement grants the Company an exclusive license for the distribution of the PocketLogin software developed by First Person Software, Inc. This exclusive license is valid for 6 months beginning 30 days after the acceptance of the software by the Company. The agreement also calls for the good faith negotiation of future licenses for the referenced product, and for the development of future products. The Company is also obligated to pay First Person Software, Inc. a royalty equal to 10% of gross revenue for each product sold that consists of a hardware and software system, and in any event no less than $5.00 per unit sold. The Company is also obligated to pay 50% of gross revenue for software-only sales. In anticipation of unit sales, the Company agreed to royalty prepayments of $243,000 from May 15, 2003 through October 15, 2003. As of June 30, 2003, $30,000 of the prepayment was due.

As part of the Licensing Agreement, the Company agreed to spend $4,500,000 on marketing the Company's products that include the PocketLogin software. The Company has not yet complied with this provision in the Licensing Agreement. Based on the success of the Company's marketing efforts to date and its favorable business relationship with First Person Software, Inc., the Company believes that First Person Software, Inc. has no intention of calling a breach of the Licensing Agreement.

Services Agreements - In April 2003 the Company entered into an agreement for financial public relations services. This agreements calls for monthly cash payments of $7,500, plus reimbursement of out-of-pocket expenses as approved by the Company. The agreement also provided for stock options equal to $150,000 (but not less than 60,000 shares) based on the post-reverse price as of April 15, 2003. Since the combination agreement did not occur at that time, the Company and the vendor intend to mutually agree on an amount of shares and option price agreeable to both parties.

Litigation
On September 15, 2003, PowerHouse Technologies Group, Inc. filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, South West District against Joseph Ford Proctor, Chief Executive Officer of MayFair Capital Group Limited, and others (collectively, the "Proctor Group") (case no: YC 047491) (the "Civil Action"), seeking, among other items:
(1) the recovery of significant funds that the Company believes were diverted from it by the Proctor Group during and after the period Mr. Proctor headed a capital-raising effort for the Company; (2) the cancellation of approximately 7 million shares of Company Common Stock (post-split) claimed by the Proctor Group which would represent a majority of the total shares of Company Common Stock currently outstanding (the "Proctor Group Shares"); and (3) the issuance of a temporary restraining order preventing the Proctor Group from, among other items, transferring, selling, or exercising voting rights in respect of the Proctor Group Shares. Subsequent to a court hearing regarding the Civil Action on November 5, 2003, the Superior Court, without prejudice, declined to continue a temporary restraining order that the Superior Court had granted to the Company on September 15, 2003. On February 20, 2004, the Superior Court set a tentative date for the trial for November 10, 2004.

The Company and its Board of Directors believe, based upon a review of all relevant information available to the Company and after consulting with the Company's counsel, that the Proctor Group Shares were illegally and invalidly issued and therefore, the Board of Directors of the Company has determined that the Proctor Group Shares are, and are to be deemed to be, not validly issued and outstanding and that the holders of those shares shall not be entitled to exercise any of the voting and other rights and privileges of stockholders of the Company in respect of such shares. The Board of Directors of the Company, acting upon advice of counsel, has taken actions it believes to be necessary and appropriate to implement the foregoing determinations, including advising the Company's transfer agent with respect thereto.

On December 1, 2003, PowerHouse Technologies Group, Inc. and Forward Solutions, Inc. were served a complaint filed in the Superior Court of the State of California in and for the County of Los Angeles, Central District by Draft, Inc., a Delaware corporation (case no. BC306660) alleging breach of contract and related claims pursuant to an alleged contract to develop and implement a direct marketing program for the Company. The suit claims damages of approximately $445,000 plus an alleged bonus based on product sales. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the company's financial position, results of operations, or cash flows in future years.

The Company is not aware of any additional litigation as of February 25, 2004.

6. Subsequent Events

Employment Agreements - On July 15, 2003, PowerHouse Technologies Group, Inc. entered into a consulting agreement with its Chief Operating Officer and International President for a period of 3 years, subject to certain cancellation provisions including a mutual 90 day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with PowerHouse Technologies Group, Inc., and provides for other restrictions to protect the intellectual and business property of the Company.

Services Agreements - In August 2003, Forward Solutions, Inc. entered into an agreement appointing an exclusive manufacturer's representative for the sale of its' products in a certain territory. The 12 month agreement called for an initial payment of $10,000, followed by 4 monthly payments of $25,000. Beginning in January 2004, the Company was obligated to make 7 additional payments of $15,000, and 7 monthly payments of $10,000 as a draw against product sales. Commissions of 5% of gross revenues were to be applied (non-cumulative) to the $10,000 draw, and would be obligated to pay amounts earned over $10,000. In February 2004, both parties issued notices of termination for cause, ending the agreement as of March 1, 2004. As of February 25, 2004, there was an outstanding balance of $75,000 under the agreement.

Common Stock Issuances - In December 2003, the Company issued 60,000 shares of its common stock to officers, directors and employees for services and compensation.

Secured Convertible Notes - In October 2003, the Company offered up to $10,000,000 of its 10% secured convertible notes, bearing interest per annum with a maturity of 10 years. The notes are collateralized by all of the Company's intellectual property and tangible assets of the Company, current and future. The notes are convertible at any time, at the holder's option and at an initial conversion price of $4.00 per share. As of February 25, 2004, the Company has issued approximately $454,000 of the secured convertible notes.

ITEM  2. PLAN OF OPERATION.

Development of the Company

Company Background
PowerHouse Technologies Group, Inc. (the "Company") and Powerhouse Studios, Inc. ("Powerhouse"), a corporation organized under the laws of the state of Delaware, executed a Corporate Combination Agreement (the "Agreement") whereby the Company agreed to acquire all of the issued and outstanding capital interests and/or shareholdings of Powerhouse. The effective date of the plan was to be November 15, 2002. Because of delays in obtaining certain assignments and property rights, the closing was delayed to January 6, 2003. However, due to a delay in the process of confirming the marketability of certain intellectual property rights and the products embodying those rights, the closing had been further delayed to April 2, 2003. As of May 19, 2003, the transaction was deemed effective and the Company conducted a 1-for-122 reverse split of the Company's common stock. Additionally, the Company amended its Articles of Incorporation changing its name from Agate Technologies, Inc. to Powerhouse Technologies Group, Inc. Our business is to acquire, develop and market computing software and infra structure technologies designed to improve the way mobile information is securely stored, carred and accessed.

In a similar fashion to the way a mobile phone has changed the way we communicate, PowerHouse has launched a product designed to change the way you work with, and away from, your PC. The Company has developed the Migo, a portable personal server computing system that couples the popularity of USB flash storage devices with the Company's advanced synchronization, personalization and data management software called PocketLogin. The Migo, a device that fits on a key chain, is designed to improve the mobile computing experience by allowing computer users to easily transport and access their personalized desktop environment (complete with files, Microsoft(R) Outlook(R) e-mail, Internet Explorer favorites, wallpaper, presentations, photos, and MP3 audio files) on other computers.

The Migo was launched through channel and VAR distributors in November 2003, and first sales have occurred. The Migo featuring PocketLogin software currently supports the Microsoft Windows PC's and Outlook email programs. The Company is developing new products and upgrades to operate on Linux and Mac platforms as wells as other email clients (e.g., AOL, MSN, Lotus Notes).

The Company is also developing a range of Migo devices that will include larger capacity USB Flash Storage, high capacity Mini Disks, Mobile Cell phones, PDAs and other mobile data communication platforms that may potentially be used in the healthcare, banking and financial services and education industries.

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

Principal Suppliers
Our current product is sole-sourced from one manufacturer. Any termination or significant disruption in this relationship or any material adverse change to the financial condition of the manufacturer could prevent us from filling customer orders in a timely manner and would have a material adverse effect on our financial position and results of operation. Although we believes that its relationship with this manufacturer is good, there can be no assurance that this relationship will continue or that this manufacturer will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner. Although we are attempting to reduce the adverse impact that problems with this supplier could cause by developing relationships with other suppliers, there is no assurance that we would be able to replace the supplier should a disruption in the relationship occur.

Substantial Doubt About Our Viability as a Going Concern.
Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have no revenues as of June 30, 2003, and minimal assets and we have incurred losses since our inception. To date we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Employees
We currently have 5 full-time employees. In addition to our full-time employees, we have consultants who currently provide administrative and management services similar to those that would be provided by full and part-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development. Copies of consulting agreements and employment agreements have been filed as exhibits to this filing.

Financial Results, Liquidity and Management's Plan (Unaudited)

We had no revenues for the three months ended June 30, 2003 or for the corresponding period ended June 30, 2002. Our spending for the three months ended June 30, 2003 increased dramatically from the same period in 2002 due to several factors. First, we treated as expense the issuance of 100,000 shares of common stock to the President and COO of Forward Solutions, Inc., this accounted for $500,000 of our spending, or nearly 50% of our operating expenses. Second, research and development expenses increased to $73,876 from $12,000 as the product was nearing completion of development and testing. Last, our total payroll expenses increased as a result of additional hiring to support our growing operations.

The loss due to theft was substantial, $1,676,570 for the three months ending June 30, 2003, due mainly to the availability of funds to the Proctor Group (see
Note 5 to the financial statements). This brings the total loss as of June 30, 2003, to $3,029,918.

Liquidity and Capital Resources

At June 30, 2003, we had working capital of ($515,137) as compared to working capital of ($2,698,891) at March 31, 2003. We believe we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity-based fund raising. During the three months ended June 30, 2003, net cash used in operations of $2,229,342 consisted principally of a net loss of $2,604,049. We have been successful borrowing approximately $454,000 under a convertible note offering subsequent to June 30, 2003. Also, upon the filing of our audited financial statements on January 28, 2004, we have intensified our search for additional capital to support continued operations.

ITEM 3.  CONTROLS AND PROCEDURES
An evaluation was performed by the Company's management with the participation of the Company's principal executive officer and financial officer of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting requirements because the Company had not obtained required records and materials in the possession of certain formerly affiliated persons of the Company. The evaluation revealed that, as a result of those circumstances, the design and operation of the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. As of the date this report is filed, the Company has committed significant funds for legal and accounting work and the preparation of financial statements and audits, which has enabled our Company's principal executive officer and financial officer to begin the process of maintaining our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with effective disclosure controls and procedures.

An evaluation was also made by the Company's management, with the participation of the Company's principal executive officer and financial officer, to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this report. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting requirements because the Company had not obtained required records and materials in the possession of certain formerly affiliated persons of the Company. The evaluation revealed that, as a result of those circumstances, the design and operation of the Company's internal control over financial reporting was not effective as of the end of the period covered by this report. As of the date this report is filed, the Company has committed significant funds for legal and accounting work and the preparation of financial statements and audits and the development of revised procedures related to the Company's internal controls over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

See Note 5 to the financial statements.


ITEM  2.  CHANGES IN SECURITIES.

See Note 3 to the financial statements.


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM  5.  OTHER  INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibit 31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                Exhibit 31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                Exhibit 32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 32.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following report on Form 8-K was filed during the quarter ended June 30, 2003:

                On April 4, 2003, a Form 8-K was filed by the Company under
                Item 6 describing the appointment of certain directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POWERHOUSE TECHNOLOGIES GROUP, INC.

Date: February 27, 2004                   By: /s/ Jay Elliot
                                              ---------------------------------
                                              Jay Elliot
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

Date: February 27, 2004                   By: /s/ Gregory A. Duffell
                                              ----------------------------------
                                              Gregory A. Duffell
                                              Secretary, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

Exhibit Index:

-------------------------------------------------------------------------------

Exhibit       Description Number
-------------------------------------------------------------------------------

31.1          Certification of Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
-------------------------------------------------------------------------------

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
-------------------------------------------------------------------------------