Form 10QSB
period 2003-09-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-03-12
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                    For the transition period from ___ to ___

                       Commission file number: 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                               94-3334052
    -------------------------------         -------------------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)

      2694 Bishop Drive, Suite 270
             San Ramon, CA                                94583
    -------------------------------         -------------------------------
         (Address of principal                         (Zip Code)
           executive offices)

       Issuer's telephone number:                    (925) 328-1075
                                            -------------------------------

 Former name, former address and former
fiscal year, if changed since last report                  N/A
                                            -------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

 As of March 5, 2004, there were 3,596,716 shares of the issuer's common stock,
                         $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POWERHOUSE TECHNOLOGIES GROUP, INC.
                         (A Development Stage Company)

                  Condensed Balance Sheet as of Sept. 30, 2003

                                                                  Sept. 30, 2003
                                                                    (Unaudited)

                                     ASSETS
                                     ------

Current Assets
  Cash and cash equivalents                                         $   269,282
  Inventory                                                             105,480
  Other current assets                                                    2,050
                                                                    -----------
      Total current assets                                          $   376,812

Property and Equipment                                                       --
                                                                    -----------
      Total property and equipment                                           --

Other Assets:
  License fee                                                           203,000
  Investment in equity investee                                         375,925
                                                                    -----------
      Total other assets                                                578,925

Total Assets                                                        $   955,737
                                                                    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable                                                  $   385,102
  Accrued liabilities                                                   586,999
  Customer deposits                                                      85,470
  Note payable to equity investee                                         7,113
                                                                    -----------
      Total current liabilities                                       1,064,684

Long-Term Liabilities                                                        --
                                                                    -----------

Total Liabilities                                                     1,064,684
                                                                    -----------

  Commitments and contingencies

Stockholders' Equity (Deficit):
      Common stock, $.0001 par value; 20,000,000 shares authorized;
      3,536,716 shares issued and outstanding                               390
      Additional Paid in Capital                                      5,811,617
  Deficit accumulated in development stage                           (5,920,954)
                                                                    -----------
      Total stockholders' equity (deficit)                             (108,947)
                                                                    -----------
Total Liabilities and Stockholders' Equity (Deficit)                $   955,737
                                                                    -----------


See accompanying notes to consolidated financial statements.

                      POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                    For the period from
                                        For the three months ended       For the six months ended      May 16, 2002
                                               September 30,                   September 30,          (inception) to
                                            2003            2002            2003            2002      Sept. 30, 2003
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                        -----------     -----------     -----------     -----------     -----------
Revenues                                $        --     $        --     $        --     $        --     $        --
      Total revenues                             --              --               0              --               0

Cost of Sales                                    --              --               0              --               0
                                        -----------     -----------     -----------     -----------     -----------
      Total cost of sales                        --              --               0              --               0

Gross Profit                                     --              --               0              --               0
                                        -----------     -----------     -----------     -----------     -----------

Operating Expenses:
  Research and development                   30,130          22,000         104,006          34,000         315,186
  Sales and marketing                       330,952          19,186         897,317          21,503       1,084,129
  General and administrative                414,114         110,432         654,011         181,255       1,196,892
                                        -----------     -----------     -----------     -----------     -----------
      Total operating expenses              775,196         151,618       1,655,334         236,758       2,596,207

Non-Operating Expenses:
  Loss due to theft                         162,841         167,612       1,839,411         357,534       3,192,759
  Equity in loss of investee                 49,810               0          94,931               0         124,075
  Interest - Net                                898               0           3,118               0           7,113
                                        -----------     -----------     -----------     -----------     -----------
      Total non-operating expenses          213,549         167,612       1,937,460         357,534       3,323,947

Loss Before Income taxes                    988,745         319,230       3,592,794         594,292       5,920,154

Provision for Income Taxes                        0               0               0               0             800
                                        -----------     -----------     -----------     -----------     -----------

Net Loss                                $   988,745     $   319,230     $ 3,592,794     $   594,292     $ 5,920,954
                                        ===========     ===========     ===========     ===========     ===========

Basic and Diluted Loss per Share        $      0.29     $      0.26     $      1.68     $      0.48

Weighted Average Shares Outstanding       3,430,966       1,250,000       2,143,302       1,250,000


See accompanying notes to consolidated financial statements.

                      POWERHOUSE TECHNOLOGIES GROUP, INC.
                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                                                                     For the period from  For the period from
                                                      For the six        May 16, 2002       May 16, 2002
                                                      months ended      (inception) to     (inception) to
                                                     Sept. 30, 2003     Sept. 30, 2002     Sept. 30, 2003
                                                       (Unaudited)        (Unaudited)        (Unaudited)
                                                       -----------        -----------        -----------
Cash Flows From Operating Activities:
  Net loss                                             $(3,592,794)       $  (594,292)       $(5,920,954)

Adjustments to Reconcile Net loss to Net Cash
  Used in Operating Activities:
    Common stock issued for services                       500,000                125            500,125
    Equity in loss of investee                              94,931                  0            124,075
    Accrued interest on notes                                3,118                  0              3,118

    Changes in operating assets and liabilities:
      Inventory                                           (105,480)                             (105,480)
      Other deposits                                        (2,050)                 0             (2,050)
      License fee                                         (203,000)                 0           (203,000)
      Accounts payable                                     262,549             30,390            385,102
      Accrued payroll                                      241,573            139,652            306,573
      Customer deposit                                      85,470                  0             85,470
      Due to officer                                       (93,667)                 0                  0
                                                       -----------        -----------        -----------

Net cash used in operating activities                   (2,809,350)          (424,125)        (4,827,021)
                                                       -----------        -----------        -----------

Cash Flows from Investing Activities:
  Investment in equity/investee                                  0                  0           (130,000)
                                                       -----------        -----------        -----------

      Net cash used in investing activities                      0                  0           (130,000)
                                                       -----------        -----------        -----------

Cash Flows from Financing Activities:
  Finders' fee payable                                     (50,000)                 0                  0
  Principal payment on note payable                       (180,000)                 0           (266,005)
  Advances on common stock subscriptions                 3,308,632            424,125          5,492,308
                                                       -----------        -----------        -----------

      Net cash provided by financing activities          3,078,632            424,125          5,226,303
                                                       -----------        -----------        -----------

Net Increase in cash and cash equivalents                  269,282                  0            269,282

Cash and Cash Equivalents, beginning of period                   0                  0                  0
                                                       -----------        -----------        -----------

Cash and Cash Equivalents, end of period               $   269,282        $         0        $   269,282
                                                       ===========        ===========        ===========

                       PowerHouse Technologies Group, Inc.
                          (A Development Stage Company)

Notes To Financial Statements

For The Six Months Ended September 30, 2003 (Unaudited) and September 30, 2002 (Unaudited), For The Period May 16, 2002 (inception) Through September 30, 2003 (Unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or under rules and regulations adopted by the Securities and Exchange Commission. These forward-looking statements are based on the Company's current expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements Without limiting the generality of the foregoing, words such as "believe," "anticipate," "expect," "intend," "plan," "will," "believe," "intend," "could," "might" or "continue" or the negative or other variations thereof and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements by their nature involve substantial risks and uncertainties, including general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions, certain of which are beyond our control, and actual results may differ materially.

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


1. Basis of Presentation
------------------------

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at September 30, 2003 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended March 31, 2003 contained in our Form 8-K/A filed on January 28, 2004.


2. Summary of Significant Accounting Policies
---------------------------------------------

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


3. Stock Transactions
---------------------

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

Effective May 19, 2003, the Company completed a combination with Agate Technologies, Inc. The effective date of the plan was to be November 15, 2002, with Powerhouse Studios, Inc. becoming a wholly-owned subsidiary of the Agate Technologies, Inc. on closing. Because of delays in obtaining certain assignments and property rights, the closing was delayed to January 6, 2003. Then, due to a delay in the process of confirming the marketability of certain intellectual property rights and the products embodying those rights, the closing was further delayed to April 2, 2003. As of May 19, 2003, the transaction was deemed effective and the Company conducted a 1-for-122 reverse split of the Agate Technologies, Inc. common stock. Additionally, the Company amended its Articles of Incorporation changing its name to "Powerhouse Technologies Group, Inc." The combination was accounted for as a reverse acquisition. As a result, no goodwill was recorded.

During the six months ended September 30, 2003, the Company issued 1,258,192 shares of its common stock in a private placement for net proceeds of $5,282,309.


4. Lease Agreement
------------------

In April 2003 the Company entered into a 20 month sub-lease agreement with a third party for 2,186 square feet of office space located in San Ramon, California. The agreement commenced May 1, 2003 and requires monthly sub-lease payments of $3,607 through December 31, 2004. The payment includes the use of existing furniture and equipment located on the premises. The agreement also provided a right of first refusal on an additional 1,519 square feet that was optioned to the Company on August 15, 2003. The Company agreed to lease the additional space for an additional monthly payment of $2,506. The termination of this portion of the lease is also December 31, 2004.

Future minimum facilities sublease rental expense as of December 31, 2003, is as follows:

                  2004                             $    57,219
                  2005                                  55,017
                                                   -----------

                  Total                            $   112,236
                                                   ===========


5.  Commitments and Contingencies
---------------------------------

Licensing Agreement - On May 28, 2003, the Company entered into a Business Alliance and Software Licensing Agreement (the "Licensing Agreement") with First Person Software, Inc. The agreement grants the Company an exclusive license for the distribution of the PocketLogin software developed by First Person Software, Inc. This exclusive license is valid for 6 months beginning 30 days after the acceptance of the software by the Company. The agreement also calls for the good faith negotiation of future licenses for the referenced product, and for the development of future products. The Company is also obligated to pay First Person Software, Inc. a royalty equal to 10% of gross revenue for each product sold that consists of a hardware and software system, and in any event no less than $5.00 per unit sold. The Company is also obligated to pay 50% of gross revenue for software-only sales. In anticipation of unit sales, the Company agreed to royalty prepayments of $243,000 from May 15, 2003 through October 15, 2003. As of September 30, 2003, $203,000 of the prepayment was due.

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

Consulting Agreement - On July 15, 2003, PowerHouse Technologies Group, Inc. entered into a consulting agreement with its Chief Operating Officer and International President for a period of 3 years, subject to certain cancellation provisions including a mutual 90 day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with PowerHouse Technologies Group, Inc., and provides for other restrictions to protect the intellectual and business property of the Company.

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

In August 2003 Forward Solutions, Inc. entered into an agreement appointing an exclusive manufacturer's representative for the sale of its products in a certain territory. The 12 month agreement called for an initial payment of $10,000, followed by 4 monthly payments of $25,000. Beginning in January 2004 the Company was obligated to make 7 additional payments of $15,000, and 7 monthly payments of $10,000 as a draw against product sales. Commissions of 5% of gross revenues were to be applied (non-cumulative) to the $10,000 draw, and would be obligated to pay amounts earned over $10,000. In February 2004 both parties issued notices of termination for cause, ending the agreement as of March 1, 2004. As of March 5, 2004 there was an outstanding balance of $75,000 under the agreement.

Litigation

On September 15, 2003, PowerHouse Technologies Group, Inc. filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, South West District against Joseph Ford Proctor, Chief Executive Officer of MayFair Capital Group Limited, and others (collectively, the "Proctor Group") (case no: YC 047491) (the "Civil Action"), seeking, among other items:
(1) the recovery of significant funds that the Company believes were diverted from it by the Proctor Group during and after the period Mr. Proctor headed a capital-raising effort for the Company; (2) the cancellation of approximately 7 million shares of Company Common Stock (post-split) claimed by the Proctor Group which would represent a majority of the total shares of Company Common Stock currently outstanding (the "Proctor Group Shares"); and (3) the issuance of a temporary restraining order preventing the Proctor Group from, among other items, transferring, selling, or exercising voting rights in respect of the Proctor Group Shares. Subsequent to a court hearing regarding the Civil Action on November 5, 2003, the Superior Court, without prejudice, declined to continue a temporary restraining order that the Superior Court had granted to the Company on September 15. On February 20, 2004 the court set a tentative date for the trial for November 10, 2004.

The Company and its Board of Directors believe, based upon a review of all relevant information available to the Company and after consulting with the Company's counsel, that the Proctor Group Shares were illegally and invalidly issued and therefore, the Board of Directors of the Company has determined that the Proctor Group Shares are, and are deemed to be, not validly issued and outstanding and that the holders of those shares shall not be entitled to exercise any of the voting and other rights and privileges of stockholders of the Company in respect of such shares. The Board of Directors of the Company, acting upon advice of counsel, has taken actions it believes to be necessary and appropriate to implement the foregoing determinations, including advising the Company's transfer agent with respect thereto.

On December 1, 2003, PowerHouse Technologies Group, Inc. and Forward Solutions, Inc. were served a complaint filed in the Superior Court of the State of California and for the County of Los Angeles, Central District by Draft, Inc., a Delaware corporation (case no. BC306660) alleging breach of contract and related claims pursuant to an alleged contract to develop and implement a direct marketing program for the Company. The suit claims damages of approximately $445,000 plus an alleged bonus based on product sales. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have material impact on the company's financial position, results of operations, or cash flows in future years.

The Company is not aware of any additional litigation as of March 5, 2004.


6. Subsequent Events
--------------------

Common Stock Issuances - In December 2003, the Company issued 60,000 shares of its common stock to officers, directors and employees for services and compensation.

Secured Convertible Notes - In October 2003, the Company offered up to $10,000,000 in its 10% secured convertible notes, bearing interest per annum with a maturity of 10 years. The notes are collateralized by all of the Company's intellectual property and tangible assets of the Company, current and future. The notes are convertible at any time, at the holder's option and at an initial conversion price of $4.00 per share. As of March 5, 2004, the Company has issued approximately $444,000 of the secured convertible notes.

Series A Convertible Preferred Stock offering, and Bridge Financing - On March 2, 2004, the Company signed a Term Sheet for the sale of up to $12 million of Series A Convertible Preferred Stock. The terms of the offering have not yet been finalized. In conjunction with this sale the Company signed a Security Agreement and Secured Convertible Promissory Note (herein after "Bridge Financing") to secure immediate funding of up to $1,250,000. The note pays interest equal to 10% per annum beginning 90 days from the date of the note and is collateralized by all assets of the Company. The note is due March 2, 2005, unless repaid as part of the Series A Preferred Stock offering. As of March 5, 2004 the Company had received $50,000 as part of the Bridge Financing.

ITEM  2. PLAN OF OPERATION.

Development of the Company

Company Background

We were founded in May 2002 as PowerHouse Studios, Inc. Our business is to acquire, develop and market computing software and infrastructure technologies designed to improve the way mobile information is securely stored, carried and accessed. In May 2003 we combined with Agate Technologies, Inc. and changed the name to PowerHouse Technologies Group, Inc.

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

Principal Suppliers

Our current product is sole-sourced from one manufacturer. Any termination or significant disruption in this relationship or any material adverse change to the financial condition of the manufacturer could prevent us from filling customer orders in a timely manner and would have a material adverse effect on our financial position and results of operation. Although we believe that our relationship with this manufacturer is good, there can be no assurance that this relationship will continue or that this manufacturer will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner. Although we are attempting to reduce the adverse impact that problems with this supplier could cause by developing relationships with other suppliers, there is no assurance that we would be able to replace the supplier should a disruption in the relationship occur.

Substantial Doubt About Our Viability as a Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have no revenues as of September 30, 2003 and minimal assets and we have incurred losses since our inception. To date we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

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

Financial Results, Liquidity and Management's Plan (Unaudited)

Three months ended September 30, 2003 and 2002

We had no revenues for the three months ended September 30, 2003 or for the corresponding period ended September 30, 2002. We did enter a contract for the sale of a private-labeled version of our product, and received a deposit of $85,470 for this order. The first portion of this order is for 2,000 units to be delivered during our fiscal third quarter.

Our spending for the three months ended September 30, 2003 increased dramatically from the same period in 2002 due to several factors. Our initial product was nearly ready for market introduction, therefore our spending for marketing and product-branding related expenses were $330,952 for the three months ended September 30, 2003, up from $19,186 in the corresponding period in 2002. We retained certain professional services firms to assist our development of strategies and related materials to successfully market and sell our products. We also hired additional staff to support the growth. Also, our General & Administrative expenses increased to $414,114 from $110,432 due to expenses for staffing, and costs associated with the ligitation against the Proctor Group.

The Loss due to theft was reduced to $167,841 for the three months ending September 30, 2003, due to management's identification of the situation and decisive actions to stop the losses and initiate litigation. See Proctor Group (see Commitments and Contingencies, Litigation). This brings the total loss as of September 30, 2003 to $3,192,759.


Six months ended September 30, 2003 and 2002

We had no revenues for the six months ended September 30, 2003 or for the corresponding period ended September 30, 2002. We did enter a contract for the sale of a private-labeled version of our product, and received a deposit of $85,470 for this order. The first portion of this order is for 2,000 units to be delivered during our fiscal third quarter.

Our spending for the six months ended September 30, 2003 increased from the same period in 2002 as we continued to ramp operations of the company in anticipation of normal operations. Our Sales and marketing expenses were $897,317 due mainly to costs associated with the hiring of a President and COO of Forward Solutions, Inc., the hiring of additional employees for Forward, and initial spending on product branding expenses. General and administrative costs were comprised of employment related expenses, and expenses related to the Proctor litigation.

The Loss due to theft was substantial, $1,839,411 for the six months ending September 30, 2003; the total as of this date is $3,192,759. No additional losses are anticipated to the Proctor group.


Liquidity and Capital Resources

At September 30, 2003, we had working capital of ($667,872) as compared to working capital of ($2,698,891) at March 31, 2003. We believe we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity-based fund raising (see Subsequent Events). During the six months ended September 30, 2003, net cash used in operations of $2,809,350 consisted principally of a net loss of $3,592,754 and was offset by stock-based compensation of $500,000. We have been successful borrowing approximately $444,000 under a convertible note offering subsequent to September 30, 2003. See Subsequent Events for additional discussion of our fund-raising efforts.


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

      (a)   Exhibit 31.1. Certification of Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2. Certification of Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1. Certification of Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2. Certification of Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

            On July 14, 2003, PowerHouse Technologies Group, Inc. (the "Company") filed a Form 8-K/A related to the combination with Agate Technologies, Inc. and PowerHouse Studios, Inc..

            On September 19, 2003, PowerHouse Technologies Group, Inc. (the "Company") filed a Form 8-K which included as an exhibit a copy of a press release dated September 19, 2003, announcing recent developments affecting the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              POWERHOUSE TECHNOLOGIES GROUP, INC.



Date: March 12, 2004      By: /s/ Jay Elliot
                              -------------------------------------------------
                              Jay Elliot
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



Date: March 12, 2004      By: /s/ Gregory A. Duffell
                              -------------------------------------------------
                              Gregory A. Duffell
                              Secretary, Treasurer
                              (Principal Financial and Accounting Officer)

Exhibit Index:


Exhibit    Description Number
-------    ------------------

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