Form 10QSB
period 2003-12-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-03-26
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (MARK ONE)

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                  -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                   For the transition period from ___ to ___

                      Commission file number: 333-5278-NY

                      POWERHOUSE TECHNOLOGIES GROUP, INC.
                      -----------------------------------
       (Exact name of small business issuer as specified in its charter)


                Delaware                               94-3334052
    -------------------------------                --------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)

      2694 Bishop Drive, Suite 270
             San Ramon, CA                                94583
    -------------------------------                --------------------
         (Address of principal                         (Zip Code)
           executive offices)

       Issuer's telephone number:                    (925) 328-1075
                                                   --------------------

 Former name, former address and former
   fiscal year, if changed since last                      N/A
                 report                             -------------------


     Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                             90 days. Yes [ ] No [X]


 As of March 15, 2004, there were 3,636,716 shares of the issuer's common stock,
                         $0.0001 par value, outstanding.


Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                          PART I- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      POWERHOUSE TECHNOLOGIES GROUP, INC.
                         (A Development Stage Company)

                   Condensed Balance Sheet as of Dec 31, 2003

                                                                   Dec. 31, 2003
                                                                     (Unaudited)
                                     Assets
                                     ------

Current Assets
   Cash and cash equivalents                                        $    90.066
   Accounts Receivable                                                   19.283
   Inventory                                                             20.539
   Other Current assets                                                   9.550
                                                                    -----------
      Total current assets                                          $   139.438

Property and Equipment
      Total Property and equipment                                           --

Other Assets:
   License fee                                                          219.033
   Investment in equity investee                                        373.527
                                                                    -----------
      Total other assets                                                592.560

Total Assets                                                        $   731.998
                                                                    -----------

                 LIABIITIES AND STOCKHOLDERS' EQUITY (Deficit)
                 ---------------------------------------------

Current Liabilities:
   Accounts payable                                                 $   558.958
   Accrued liabilities                                                  654.427
   Deferred revenue                                                      50.390
   Note payable to equity investee                                        7.113
                                                                    -----------
      Total current liabilities                                       1.270.888

Long-Term Liabilities                                                   240.000
                                                                    -----------

Total Liabilities                                                     1.510.888
                                                                    -----------

   Commitments and contingencies

Stockholders' Equity (Deficit):
   Common stock, $.0001 par value; 20,000,000 shares authorized;            396
   3,596,716 shares issued and outstanding
   Additional Paid in Capital                                         6.090.611
   Deficit accumulated in development stage                          (6,869,897)
                                                                    -----------
      Total stockholders' equity (deficit)                             (778.890)
                                                                    -----------

Total Liabilities and Stockholders' Equity (Deficit)                $   731.998
                                                                    -----------

See accompanying notes to consolidated financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                 For the period from
                                               For the three months ended          For the nine monghs ended        May 16, 2002
                                                       December 31,                        December 31,            (inception) to
                                                  2003              2002             2003               2002        Dec. 31, 2003
                                              (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)

Revenues                                     $    238,615      $          0      $    238,615      $          0      $    238,615
                                             ------------      ------------      ------------      ------------      ------------
   Total revenues                            $    238,615      $          0      $    238,615      $          0      $    238,615

Cost of Sales                                     166,380                 0           166,380                 0           166,380
                                             ------------      ------------      ------------      ------------      ------------
   Total cost of sales                            166,380                 0           166,380                 0           166,380

Gross Profit                                       72,235                 0            72,235                 0            72,235
                                             ------------      ------------      ------------      ------------      ------------

Operating Expenses:
   Research and development                             0            65,111           104,006            99,111           315,186
   Sales and marketing                            391,932            27,671         1,289,249            49,174         1,476,061
   General and administrative                     626,848           197,127         1,280,859           378,382         1,823,740
                                             ------------      ------------      ------------      ------------      ------------
      Total operating expenses                  1,018,780           289,909         2,674,114           526,667         3,614,987

Non-Operating Expenses:
   Loss due to theft                                    0           563,225         1,839,411           920,759         3,192,759
   Equity in loss of investee                       2,398                 0            97,329                 0           126,473
   Interest - Net                                       0                 0             3,118                 0             7,113
                                             ------------      ------------      ------------      ------------      ------------
      Total non-operating expenses                  2,398           563,225         1,939,858           920,759         3,326,345

Loss Before Income taxes                     $    948,943      $    853,134      $  4,541,737      $  1,447,426      $  6,869,097

Provision for Income Taxes                              0                 0                 0                 0               800
                                             ------------      ------------      ------------      ------------      ------------

Net Loss                                     $    948,943      $    853,134      $  4,541,737      $  1,447,426      $  6,869,897
                                             ============      ============      ============      ============      ============


Basic and Diluted Loss per Share             $       0.27      $       0.67      $       1.48      $       1.15

Weighted Average shares Outstanding             3,548,716         1,268,222         3,059,242         1,257,556

See accompanying notes to consolidated financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                          For the period from    For the period from
                                                                   For the nine               May 16, 2002           May 16, 2002
                                                                   months ended              (inception) to         (inception) to
                                                                   Dec. 31, 2003              Dec. 31, 2002          Dec. 31, 2003
                                                                    (Unaudited)                (Unaudited)            (Unaudited)
Cash Flows From Operating Activities:
   Net loss                                                       $  (4,541,737)             $  (1,447,426)         $  (6,869,897)

   Adjustments to Reconcile Net loss to Net Cash
   Used in Operating Activities:
      Common stock issued for services                                  779,000                        125                779,125
      Equity in loss of investee                                         97,329                          0                126,473
      Accrued interest on notes                                           3,118                          0                  3,118

   Changes in operating assets and liabilities:
      Accounts Receivable                                               (19,283)                         0                (19,283)
      Inventory                                                         (20,539)                         0                (20,539)
      Prepaids                                                           (7,500)                         0                 (7,500)
      Other deposits                                                     (2,050)                         0                 (2,050)
      License fee                                                      (219,033)                         0               (219,033)
      Accounts payable                                                  436,403                     38,730                558,956
      Accrued payroll                                                   309,003                    177,031                374,003
      Deferred revenue                                                   50,390                          0                 50,390
      Due to officer                                                    (93,667)                         0                      0
                                                                  -------------              -------------          -------------

   Net cash used in operating activities                             (3,228,566)                (1,231,540)            (5,246,237)
                                                                  -------------              -------------          -------------

Cash Flows from Investing Activities:
   Investment in equity investee                                              0                   (130,000)              (130,000)
                                                                  -------------              -------------          -------------

      Net cash used in investing activities                                   0                   (130,000)              (130,000)
                                                                  -------------              -------------          -------------

Cash Flows from Financing Activities:
   Finders' fee payable                                                 (50,000)                         0                      0
   Principal payment on note payable                                   (180,000)                         0               (266,005)
   Proceeds from Convertible Debentures                                 240,000                                           240,000
   Common stock subscriptions                                         3,308,632                  1,361,540              5,492,308
                                                                  -------------              -------------          -------------

   Net cash provided by financing activities                          3,318,632                  1,361,540              5,466,303
                                                                  -------------              -------------          -------------

Net Increase in cash and cash equivalents                                90,066                          0                 90,066

Cash and Cash Equivalents, beginning of period                                0                          0                      0
                                                                  -------------              -------------          -------------

Cash and Cash Equivalents, end of period                          $      90,066              $           0          $      90,066
                                                                  =============              =============          =============

See accompanying notes to consolidated financial statements.

      PowerHouse Technologies Group, Inc.
      (A Development Stage Company)

Notes To Financial Statements

For The Nine Months Ended December 31, 2003 (Unaudited) and December 31, 2002 (Unaudited), For The Period May 16, 2002 (inception) Through December 31, 2003 (Unaudited)

Forward-Looking Statements
This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or under rules and regulations adopted by the Securities and Exchange Commission. These forward-looking statements are based on the Company's current expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements Without limiting the generality of the foregoing, words such as "believe," "anticipate," "expect," "intend," "plan," "will," "believe," "intend," "could," "might" or "continue" or the negative or other variations thereof and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements by their nature involve substantial risks and uncertainties, including general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions, certain of which are beyond our control, and actual results may differ materially.?

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


1. Basis of Presentation
------------------------
The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at December 31, 2003 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Revenue Recognition Policy
The Company recognizes revenue from distributors when the product has been sold to third party customers. Revenue from sales through the Company's website is recognized after the 30 day return period has lapsed.

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

In December 2003, the Company issued 60,000 shares of its common stock to officers, directors and employees for services and compensation. Compensation expense of $279,000 was recorded in the quarter ended December 31, 2003 related to these shares.

During the nine months ended December 31, 2003, the Company issued 1,258,192 shares of its common stock in a private placement for net proceeds of $5,282,309.


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

Future minimum facilities sublease rental expense as of December 31, 2003, is as follows:

                  -----------------------------------------------
                  2004                             $    57,219
                  -----------------------------------------------
                  2005                                  55,017
                                                   -----------
                  -----------------------------------------------

                  -----------------------------------------------
                  Total                            $   112,236
                                                   ===========
                  -----------------------------------------------

5.  Secured Convertible Notes
---------------------------------
In October 2003, the Company offered up to $10,000,000 principal amount of its 10% secured convertible notes, bearing interest at the rate of 10% per annum with a maturity of 10 years. The notes are collateralized by all of the Company's intellectual property and tangible assets of the Company, current and future. The notes are convertible at any time, at the holder's option, at an initial conversion price of $4.00 per share. As of December 31, 2003, the Company had issued $240,000 principal amount of the secured convertible notes, and issued an additional $204,000 principal amount of the secured convertible notes on various dates between January 1, 2004, and March 15, 2004.


6.  Commitments and Contingencies
---------------------------------
Licensing Agreement - On May 28, 2003, the Company entered into a Business Alliance and Software Licensing Agreement (the "Licensing Agreement") with First Person Software, Inc. The agreement grants the Company an exclusive license for the distribution of the PocketLogin software developed by First Person Software, Inc. This exclusive license is valid for 6 months beginning 30 days after the acceptance of the software by the Company. The agreement also calls for the good faith negotiation of future licenses for the referenced product, and for the development of future products. The Company is also obligated to pay First Person Software, Inc. a royalty equal to 10% of gross revenue for each product sold that consists of a hardware and software system, and in any event no less than $5.00 per unit sold. The Company is also obligated to pay 50% of gross revenue for software-only sales. In anticipation of unit sales, the Company agreed to royalty prepayments of $243,000 from May 15, 2003 through October 15, 2003. As of December 31, 2003, $100,000 of the prepayment was due, and $23,967 was earned through product sales.

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

Consulting Agreement - On July 15, 2003, PowerHouse Technologies Group, Inc. entered into a consulting agreement with its acting Chief Operating Officer and International President for a period of 3 years, subject to certain cancellation provisions including a mutual 90 day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with PowerHouse Technologies Group, Inc., and provides for other restrictions to protect the intellectual and business property of the Company.

Services Agreements

In April 2003, the Company entered into an agreement for financial public relations services. This agreement calls for monthly cash payments of $7,500, plus reimbursement of out-of-pocket expenses as approved by the Company. The agreement also provided for stock options equal to $150,000 (but not less than 60,000 shares) based on the post-reverse price as of April 15, 2003. Since the combination agreement did not occur at that time, the Company and the vendor intend to mutually agree on a number of shares and option price agreeable to both parties.

In August 2003, Forward Solutions, Inc. entered into an agreement appointing an exclusive manufacturer's representative for the sale of its products in a certain territory. The 12 month agreement called for an initial payment of $10,000, followed by 4 monthly payments of $25,000. Beginning in January 2004, the Company was obligated to make 7 additional payments of $15,000, and 7 monthly payments of $10,000 as a draw against product sales. Commissions of 5% of gross revenues were to be applied (non-cumulative) to the $10,000 draw, and would be obligated to pay amounts earned over $10,000. In February 2004 both parties issued notices of termination for cause, ending the agreement as of March 1, 2004. As of March 15, 2004 there was an outstanding balance of $75,000 under the agreement.

Litigation
On September 15, 2003, PowerHouse Technologies Group, Inc. filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, South West District against Joseph Ford Proctor, Chief Executive Officer of MayFair Capital Group Limited, and others (collectively, the "Proctor Group") (case no: YC 047491) (the "Civil Action"), seeking, among other items:
(1) the recovery of significant funds that the Company believes were diverted from it by the Proctor Group during and after the period Mr. Proctor headed a capital-raising effort for the Company; (2) the cancellation of approximately 7 million shares of Company Common Stock (post-split) claimed by the Proctor Group which would represent a majority of the total shares of Company Common Stock currently outstanding (the "Proctor Group Shares"); and (3) the issuance of a temporary restraining order preventing the Proctor Group from, among other items, transferring, selling, or exercising voting rights in respect of the Proctor Group Shares. Subsequent to a court hearing regarding the Civil Action on November 5, 2003, the Superior Court, without prejudice, declined to continue a temporary restraining order that the Superior Court had granted to the Company on September 15. On February 20, 2004, the court set a tentative date for the trial for November 10, 2004.

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

On December 1, 2003, PowerHouse Technologies Group, Inc. and Forward Solutions, Inc. were served a complaint filed in the Superior Court of the State of California and for the County of Los Angeles, Central District by Draft, Inc., a Delaware corporation (case no. BC306660), alleging breach of contract and related claims pursuant to an alleged contract to develop and implement a direct marketing program for the Company. The suit claims damages of approximately $445,000 plus an alleged bonus based on product sales. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have material impact on the company's financial position, results of operations, or cash flows in future years.

The Company is not aware of any additional litigation as of March 26, 2004.


7. Subsequent Events
--------------------
Common Stock Issuances - In March 2004, the Company issued 40,000 shares of its common stock to a vendor in satisfaction of $120,000 consideration for services previously rendered.

Series A Convertible Preferred Stock offering, and Bridge Financing - On March 2, 2004, the Company signed a Term Sheet for the sale of up to $12 million of Series A Convertible Preferred Stock (the "contemplated Series A Preferred Stock offering"). The terms of the offering have not yet been finalized. In conjunction with this sale the Company signed a Security Agreement and Secured Convertible Promissory Note (herein after "Bridge Financing") to secure immediate funding of up to $1,250,000. The note pays interest at the rate of 10% per annum beginning 90 days from the date of the note and is secured by all assets of the Company. The note is due March 2, 2005, unless repaid as part of the contemplated Series A Preferred Stock offering. As of March 15, 2004 the Company had received $250,000 under the Bridge Financing.

Employment Agreement - On March 15, 2004, the Company entered into an employment agreement with its Senior Vice President for Product Development for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a base salary at the rate of $180,000 per annum and is subject to review no less than annually. The contract calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan adopted by the Board of Directors. The employee was also promised 100,000 options of common stock pursuant to a Stock Option Plan to be formalized by the Company's Board of Directors.

ITEM  2. PLAN OF OPERATION.

Development of the Company

Company Background
We were founded in May 2002 as PowerHouse Studios, Inc. Our business is currently to acquire, develop and market computing software and infrastructure technologies designed to improve the way mobile information is securely stored, carried and accessed. In May 2003 we combined with Agate Technologies, Inc. and changed the name of the surviving company to PowerHouse Technologies Group, Inc.

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

Substantial Doubt About Our Viability as a Going Concern.

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have limited revenues as of December 31, 2003 and minimal assets and we have incurred losses since our inception. To date we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Employees
We currently have 6 full-time employees. In addition to our full-time employees, we have consultants who currently provide administrative and management services similar to those that would be provided by full and part-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.

Financial Results, Liquidity and Management's Plan (Unaudited)

Three months ended December 31, 2003 and 2002

We had our first revenues of $238,615 for the three months ended December 31, 2003, and no revenues for the corresponding period ended December 31, 2002. We completed our contract for the sale of a private-labeled version of our product, which resulted in revenue of $115,220. We also recognized $78,555 of revenue through distributor channels. The balance of our revenue came from online sales. Our costs related to product sales were $166,380.

Our spending for the three months ended December 31, 2003 increased dramatically from the same period in 2002 due to several factors. Our initial product was introduced to the market, therefore our spending for marketing and product-branding related expenses were $391,932 for the three months ended December 31, 2003, up from $27,671 in the corresponding period in 2002. We continued our relationships with certain professional services firms to assist our development of strategies and related materials to successfully market and sell our products. Also, our general and administrative expenses increased to $626,848 from $197,127 due to expenses for staffing, and costs associated with the litigation against the Proctor Group.


Nine months ended December 31, 2003 and 2002

We had revenues of $238,615 for the three months ended December 31, 2003, and no revenues for the corresponding period ended December 31, 2002. We completed our contract for the sale of a private-labeled version of our product, which resulted in revenue of $115,220. We also recognized $78,555 of revenue through distributor channels. The balance of our revenue came from online sales. Our costs related to product sales were $166,380.

Our spending for the nine months ended December 31, 2003 increased from the same period in 2002 as we continued to ramp operations of the company in anticipation of normal operations. Our sales and marketing expenses were $1,289,249 due mainly to costs associated with the hiring of a President and COO of Forward Solutions, Inc., the hiring of additional employees for Forward, development of a public relations strategy and initial spending on product branding expenses. General and administrative expenses were comprised of employment related expenses, office operations and expenses related to the Proctor litigation.

The loss due to theft was substantial, $1,839,411 for the nine months ending December 31, 2003; the total as of this date is $3,192,759. No additional losses are anticipated due to activities associated with the Proctor group.


Liquidity and Capital Resources

At December 31, 2003, we had working capital of ($1,153,262) as compared to working capital of ($2,698,891) at March 31, 2003. We believe we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity-based fund raising (see Subsequent Events). During the nine months ended December 31, 2003, net cash used in operations of $3,228,566 consisted principally of a net loss of $4,541,737 and was offset by stock-based compensation of $779,000. We have been successful borrowing approximately $444,000 under a convertible note offering subsequent to December 31, 2003, and $250,000 under a Bridge Loan. See Subsequent Events for additional discussion of our fund-raising efforts.


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

        (a)   Exhibit 31.1. Certification of Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2. Certification of Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.1. Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.2. Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) The following report on Form 8-K was filed during the quarter ended December 31, 2003:

              On November 7, 2003, PowerHouse Technologies Group, Inc. (the "Company") filed an 8-K/A related to the rescission of shares reportedly owned by the Proctor Group.

              On November 14, 2003, PowerHouse Technologies Group, Inc. (the "Company") filed an NT 10-Q related to the September 30, 2003 quarterly statement filing.

              On November 21, 2003, PowerHouse Technologies Group, Inc. (the "Company") filed an 8-K/A noticing the change of Accounting firm.

              On December 10, 2003, PowerHouse Technologies Group, Inc. (the "Company") filed an 8-K/A related to the change of Accounting firm and included a confirming letter from their prior Accounting firm.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              POWERHOUSE TECHNOLOGIES GROUP, INC.



Date: March 26, 2004          By: /s/ Jay Elliot
                              --------------------------------------------------
                              Jay Elliot
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)



Date: March 26, 2004          By: /s/ Gregory A. Duffell
                              --------------------------------------------------
                              Gregory A. Duffell
                              Secretary, Treasurer
                              (Principal Financial and Accounting Officer)

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

POWERHOUSE TECHNOLOGIES GROUP, INC.

     By:    /s/  Jay Elliot
            --------------------
            President and Chief Executive Officer

     Date:  March 26, 2004