Form 10KSB/A
period 2003-03-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-04-20
CIK 1006762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                 FORM 10-KSB/A-1
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the fiscal year ended March 31, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from ____________ to ____________

                         Commission File No. 333-5278-NY


                       POWERHOUSE TECHNOLOGIES GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 94-3334052
----------------------------------------  --------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

      2694 Bishop Drive, Suite 270
         San Ramon, California                             94583
----------------------------------------  --------------------------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (925) 328-1075

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for the most recent fiscal year: $81,253. The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 2003, was $2,014,790. The Company's common stock is traded on the OTC Electronic Bulletin Board.

      There were 108,400,000 shares of common stock $.0001 par value outstanding as of March 31, 2003, which resulted in 888,525 shares after a 1-for-122 reverse split of the Company's common stock on May 19, 2003.

      Transitional Small Business Disclosure Format (check one): Yes [X]  No [ ]

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed by the Company's management with the participation of the Company's principal executive officer and financial officer of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period ended December 31, 2002 covered by the Company's Form 10-QSB filed on March 26, 2004. During the quarterly period ended December 31, 2002, our Company was unable to comply with its Exchange Act reporting requirements because the Company had not obtained required records and materials in the possession of certain formerly affiliated persons of the Company. The evaluation revealed that, as a result of those circumstances, the design and operation of the Company's disclosure controls and procedures were not effective as of the end of the quarterly period ended December 31, 2002. As of the end of the quarterly period ended December 31, 2002, the Company has committed significant funds for legal and accounting work and the preparation of financial statements and audits, which has enabled our Company's principal executive officer and financial officer to begin the process of maintaining our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with effective disclosure controls and procedures.

An evaluation was also made by the Company's management, with the participation of the Company's principal executive officer and financial officer, to determine whether any changes occurred during the quarterly period ended December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the quarterly period ended December 31, 2002. During the quarterly period ended December 31, 2002, our Company was unable to comply with its Exchange Act reporting requirements because the Company had not obtained required records and materials in the possession of certain formerly affiliated persons of the Company. The evaluation revealed that, as a result of those circumstances, the design and operation of the Company's internal control over financial reporting was not effective as of the date this amended annual report is filed. As of the end of the quarterly period ended December 31, 2002, the Company has committed significant funds for legal and accounting work and the preparation of financial statements and audits and the development of revised procedures related to the Company's internal controls over financial reporting.

ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-KSB/A:

      2.1 Reorganization Agreement by and between Agate Technologies, Inc., a Delaware corporation ("Agate Delaware"); Agate Technologies, Ltd, a Cayman Islands corporation ("Agate Cayman"); Agate Technologies (California), Incorporated, a California corporation ("Agate California"); ei, a California corporation ("ei"); and CSF Holdings, Inc., a Nevada corporation ("CSF") effective July 22, 2002 (the "Effective Date"), as filed on Form 8-K on September 17, 2002, is hereby incorporated by reference.

      2.2 Corporate Combination Agreement with Powerhouse Studios, Inc., dated November 15, 2002, as filed on Form 8-K on November 25, 2002, is hereby incorporated by reference.

      3.1 Articles of Incorporation: Exhibit O to Exhibit 10.19 to Registrant's (then ARCA Corp.) Current Report on Form 8-K filed on June 10, 1999, is hereby incorporated by reference.

      3.2 Bylaws: Exhibit O to Exhibit 10.19 to Registrant's (then ARCA Corp.) Current Report on Form 8-K filed on June 10, 1999, is hereby incorporated by reference.

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

      On January 9, 2003, the Company filed an 8-K related to the execution of the Corporate Combination Agreement between Agate Technologies, Inc. and PowerHouse Studios, Inc. and the change in the composition of its Board of Directors.

      On February 3, 2003, the Company filed an 8-K related to the delay in executing the Corporate Combination Agreement between Agate Technologies, Inc. and PowerHouse Studios, Inc. and the change in the composition of its Board of Directors.

      On March 31, 2003, the Company filed an 8-K related to the delay in executing the Corporate Combination Agreement between Agate Technologies, Inc. and PowerHouse Studios, Inc. and the change in the composition of its Board of Directors.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              POWERHOUSE TECHNOLOGIES GROUP, INC.



Date: April 19, 2004      By: /s/ Jay Elliot
                              -------------------------------------------------
                              Jay Elliot
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



Date: April 19, 2004      By: /s/ Gregory A. Duffell
                              -------------------------------------------------
                              Gregory A. Duffell
                              Principal Financial and Accounting Officer