Form 10KSB
period 2004-03-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-07-14
CIK 1006762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-KSB
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            (Mark
            One)
                 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                       For the fiscal year ended March 31, 2004

                                       OR

                 [ ]   TRANSITION REPORT PURSUANT TO
                       SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
                       For the transition period from ____________ to
                       ____________

                         Commission File No. 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                  94-3334052
            (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)   Identification No.)
              2694 Bishop Drive, Suite 270
                 San Ramon, California               94583
            (Address of principal executive       (Zip Code)
                        offices)

       Registrant's telephone number, including area code: (925) 328-1100


       Securities registered pursuant to Section 12(b) of the Act: NONE
        Securities registered pursuant to Section 12(g) of the Act: NONE

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for the most recent fiscal year: $345,585
      The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 2004, was $8,107,806. The Company's common stock is traded on the OTC Electronic Bulletin Board.

      There were 3,756,516 shares of common stock $0.0001 par value outstanding as of March 31, 2004.

      Transitional Small Business Disclosure Format (check one): Yes [__] No [X]

ITEM 1. DESCRIPTION OF BUSINESS

PowerHouse Technologies Group, Inc. (the "Company") is in the business of developing, acquiring and marketing computing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company was founded in May 2002 as PowerHouse Studios, Inc. ("PowerHouse Studios"). On May 19, 2003, PowerHouse Studios completed a business combination with Agate Technologies, Inc., a publicly traded company ("Agate"). Following that transaction, the Company changed its name to "PowerHouse Technologies Group, Inc." and effected a 1:122 reverse stock split.

Subsequent to March 31, 2004, the Company acquired the remaining 51% of First Person Software, Inc. ("First Person") that it did not already own in consideration of cash and shares of the Company's common stock, $0.0001 par value per share ("Common Stock") (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Events Subsequent to Fiscal Year Ended March 31, 2004" below). First Person is the developer of a patent pending software system created for external memory technology and a key component of the Company's Migo(R) product.

Company Technology: The Migo(R)

The Company has developed the Migo, a compact personal computing system that combines the easy portability and functionality of USB memory-storage devices with the Company's advanced synchronization, personalization and data management software. The Company believes that, in a manner similar to that in which the cellular phone revolutionized the way that many people communicate, the Migo has the potential to change the way people work with and away from their personal computers, whether in the office, at home, or from other remote locations while traveling. Small enough to fit conveniently on a key chain, the Migo is designed to improve the mobile computing experience by allowing computer users to easily transport the personalized desktop environment of their personal computers (complete with the same files, Microsoft(R)Outlook(R) e-mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features) and then access that same environment by displaying it on any other (i.e., "non-native") Windows-based computer. In addition, the Migo is designed so that once it has been disconnected from a non-native computer through which a user's personalized environment has been accessed, no trace of the user's computer environment or its data will be left behind on that machine.

The Migo was launched through channel and value-added reseller distributors ("VARs") in November 2003 and first sales have occurred. The Migo software currently supports the Microsoft(R) Windows(R) operating system (Win 98SE to XP) and Outlook(R) email program. The Company is developing new products and upgrades to operate on Linux(R) and Mac(R) platforms, as well as other email clients (e.g., Exchange, MSN(R), Lotus Notes(R)).

Following the launch of the Migo in the US market last year, the Company received considerable positive press coverage, including coverage on major television channels (e.g., CNN, CNBC, ABC), national and international newspapers (e.g., The Wall Street Journal, The New York Times) and periodicals (e.g., Business Week, Forbes, eWeek). The Company believes this favorable attention has helped the Company promote its product in its early stages.

The Migo has also received favorable recognition in the technologies-related industry and was PC World's "Best USB Drive" product for 2004, Laptop Magazine Ultimate Choice's best "USB Memory Drive" for 2004, and "Best New Product Software" at the Exchange Tech Innovators 2003 Awards conference. In addition, the Company was voted one of the "Ten Technology Companies to Watch" in the banking/finance industry by Bank Technology News in 2003.

The Company is in the process of researching and developing a range of Migo devices including larger capacity USB Mini Disks (2-5GB), USB watches, mobile cellular phones, PDAs and other mobile data communication platforms. The Company believes these products will have potential use across a broad range of industries, including the healthcare, insurance, banking and financial services and education industries.

Sales Channels

The Company sells, or expects to sell, its products through various channels and in a variety of different markets. Sales efforts are planned though the following:

1. Distributors/VARs. The Company has an agreement with a nation-wide firm to distribute its products through their centralized distribution system to a national network of VARs and System Integrators. The Company has entered into reseller agreements with these VAR's to distribute its products.

2. Direct sales, Commercial and Consumer. The Company also sells products through agreements directly with commercial end-users and anticipates eventually selling to consumers directly.

3. Web-based sales. Additionally, the Company sells products directly to consumers through its website "www.4migo.com."

4. Software-only sales. The Company anticipates entering into agreements to license its software into other applications and for other hardware. It also anticipates selling software upgrades and service contracts to existing users of its products and users of other USB Flash drive products.

5. International sales. The Company anticipates entering into distribution and reseller agreements to sell its product outside the US, especially in Europe and Asia. The Company has already entered into such agreements in Canada and the United Kingdom.

International

The Company is planning to introduce its products to the international markets through consultants, especially in Europe and Asia. The Company anticipates first sales outside of the United States sometime in fiscal year 2005. In addition, in June 2004, the Company signed a distribution agreement in Canada and anticipates product sales in that country within a reasonable period of time. The Company cannot provide assurances regarding its ability to meet any sales targets, as it may be affected by many factors not within its control, including acceptance of its products by consumers, competition, technological advances by others, and general economic and political issues. General economic and political issues affect foreign operations more significantly than domestic operations. Further, all the potentially adverse factors that can affect a business in its line are more likely to affect a new company than an established enterprise.

Uncertain Market Acceptance

The Company's business prospects are dependent upon perceived market need for small, portable memory devices, suitable for linkage with all common computer hardware utilized by individual personal computer users. The Company has undertaken a limited independent market study to determine whether or not the market will accept such products. The Company's business will be subject to all the risks associated with introducing and marketing a new product or service.

Unproven and Evolving Business Model

The Company launched its new USB portable drive in the quarter ended December 2003 and intends to extend this technology to specialized vertical market applications such as education, health care and banking. These applications will require customization for each specialized vertical market application to enhance usability to consumers. The Company is aware of similar products that are currently available and anticipates that any business model it develops will be subject to change. At this time, it is impossible for management to predict the degree to which consumers will demand such a product or whether any potential market will be large enough to provide any meaningful revenue or profit for the Company. Successful implementation of this business model may also require the Company to enter into partnerships with original equipment manufacturers ("OEMs") and software solutions providers. There can be no assurance that the Company will find OEMs or software solutions providers willing to partner with it.

Competitive Business Environment

Competition in the mobile data and data storage industry is highly competitive and the Company's management expects this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better products. Third party competitors of the Company could develop products and technologies that could render the Company's products and technologies obsolete. Many of the Company's competitors have considerably greater resources, including financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. As a result, these competitors may be in a better position than the Company to respond quickly to, or significantly influence, rapid technological change and consumer demand.

Competition within the mobile data and data storage industry is characterized by several key factors, including, but not limited to, the following:

1. Rapid changes in technology and customer requirements. New opportunities for existing and new competitors can quickly render existing technologies less valuable.

2. Relatively low barriers to entry. Startup capital requirements for software companies can be very small, and software distribution over the Internet is inexpensive and easily outsourced.

3. Significant price competition. Direct distribution of competing products, particularly over the Internet, may cause prices and margins to decrease in traditional sales channels.

4. Consolidations and mergers. Software companies and their individual products have a high rate of mergers, product line sales, and other transfers and consolidations; consequently, there is a tendency to have a higher concentration of able competitors within the industry.

In addition to the foregoing, a slowdown affecting the general growth in demand for mobile data, data storage and related products and services could harm the Company's revenues and prospects for achieving profitability. The markets for the Company's products and services depend upon economic conditions that affect the broader computer technology and related markets. Downturns in any of these markets may cause end-users to delay or cancel orders for the Company's products and services. Customers may experience financial difficulties, cease or scale back operations, or reverse prior decisions to budget for orders of the Company's products and services. As a result, the Company could experience longer product sales cycles, delays in payment and collection, and pressure from the Company's markets to reduce prices. A reduction in prices could cause the Company to realize lower revenues and margins. If capital spending in the Company's markets declines, the Company may not be able to increase revenues or achieve profitability without increasing market share. If the Company is unable to compete successfully in the markets for data storage and related products, the Company may not increase revenues or achieve profitability.

Continuing changes in technology and industry standards could render the Company's data storage products unmarketable or obsolete. The markets for the Company's products change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards. New products and technology often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable. The Company's success depends on its ability to introduce innovations in its products and services, integrate new technologies into current products, and develop new products and services, all on a timely basis. There is no guarantee that the Company will be successful in achieving these goals, nor do so in a manner sufficiently timely to ensure that the Company is able to compete successfully for customers and market share. In addition, if the Company fails to incorporate the features, performance criteria and security standards in its products and services that customers require, market acceptance of its products may not materialize, or may be significantly delayed, and the Company's revenues will level off or decline as a consequence.

Technological advances also require the Company, on a continuing basis, to commit substantial resources to acquiring and applying new technologies for use in its products and services. Product development for data storage products requires substantial lead time for engineering and testing. If the Company does not commit resources to developing and selling products incorporating new technologies at the rate demanded by the Company's markets, its products and services may be rendered obsolete, revenues could suffer, and the Company may not achieve profitability. Even if the Company does develop new or enhanced products and services, the Company cannot assure that these products will gain acceptance in the marketplace. Failure of any of these products and services could adversely affect revenues and prevent the Company from achieving profitability.

The Company believes that the distinctive features of its products differentiate it from competing products, thereby enabling it to remain competitive. The Company's policy is to develop its own core software, while hardware and other software applications are outsourced from third party vendors. The Company believes this policy enables it to adopt new products and integrate new solutions expediently into the marketplace without the burden of direct responsibility for dealing with manufacturing and inventory management issues.

The competitive factors listed above may have a material adverse effect on the Company's future operating results, including reduced profit margins and loss of market share. Accordingly, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance. The Company's future is largely dependent on the development of new products including, for example, its USB mini disc drive device, and its enhancements and applications. Because the Company is a development stage company, these products and services are still in varying stages of development and there can be no assurance that the development of these products and services will be successfully or timely completed.

Principal Suppliers

The Company's current products are sourced from a limited number of manufacturers. Any termination or significant disruption in these relationships, or any material adverse change in the financial condition of one of these manufacturers, could prevent the Company from filling customer orders in a timely manner and would have a material adverse effect on its financial position and results of operations. Although the Company believes that its relationships with these manufacturers are stable and positive, there can be no assurance that these relationships will continue or that these manufacturers will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner. Although the Company is attempting to reduce the adverse impact that problems with these manufacturers could cause by developing relationships with other manufacturers, there is no assurance that the Company would be able to replace these manufacturers should a disruption in the relationship occur.

In May, 2004, the Company added Hana Micron, a Korean-based electronics manufacturer, as the principal manufacturer of the Company's products. As part of the contract, the manufacturer will preinstall the Company's software onto various hardware devices, as selected by the Company, and will quality check the products prior to shipments to the distributors, customers or the Company.

The Company is dependent upon certain third party owners of hardware products that are "bundled" for sale with the Company's products. There can be no assurance that any relationship between the Company and any of these third parties will continue to be beneficial to the Company. There can also be no assurance that the third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company or that third party products will not contain defects or errors. The Company may experience lost revenues due to a third party's delay in correcting defects in its products, delay in getting an adequate supply of their products to the Company, or from any decline in a third party product's market share.

Patents, Proprietary Technology and Other Intellectual Property

The Company relies primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. In addition, the Company seeks to avoid disclosure of its trade secrets by requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and by restricting access to the Company's software source code. The Company also relies on unpatented proprietary know-how in developing its products, and employs various methods, including confidentiality agreements with employees, consultants and others, to protect its trade secrets and know-how.

Irrespective of the foregoing, the Company cannot be sure that these methods of protecting its proprietary technology, information and know-how will afford complete protection. Patents may not be enforceable or provide the Company with meaningful protection from competitors. If a competitor were to infringe on the Company's patents, the costs of enforcing the Company's patent rights might be substantial or even prohibitive. Likewise, the Company cannot be sure that others will not independently develop its trade secrets and know-how or obtain access to them.

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

The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

Governmental Regulation

The Company's products are not subject to approval from the United States government, with the exception of export restrictions to certain countries. Our business operations do not fall under federal, state, or local environmental regulations. We do not anticipate current or future government regulation to have a material adverse affect on our capital expenditures, earnings, or competitive position.

However, any additional government regulation of imports or exports could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed further regulation of encryption technology. Additional regulation of encryption technology could add to the expense of product development and enhancements. Because foreign competitors are subject to less stringent controls on the export of encryption technology, they may have a competitive advantage over the Company in both foreign and domestic technology markets.

Product Development

The Company's research and development expenses totaled $108,392 in fiscal 2004. The majority of the Company's development costs are focused on meeting its technical plan, which calls for further developments and enhancements of software to enable the Company to cater to a wider audience of users and thereby remain competitive.

Employees

The Company has 16 full-time employees, as well as a number of consultants who provide administrative and management services similar to those that would be provided by full and part-time employees. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.

________________________________________________________________________________

Migo(R) is a registered trademark of the Company. Microsoft(R), Windows(R), Outlook(R), MSN(R), are all registered trademarks of Microsoft Corporation. Lotus Notes(R), is a registered trademark of Lotus Development Corporation. Linux(R), is a registered trademark of Linus Torvalds. Mac(R), is a registered trademark of Apple Computer, Inc.
________________________________________________________________________________

For accounting and financial purposes, PowerHouse Studios is considered the Company's predecessor, and the Company prepares and reports on its financial statements, including those contained in this Annual Report on Form 10K-SB, on that basis. For certain other purposes, however, including to assure the completeness of the publicly available information concerning the Company that is set forth herein, the Company includes information relating to Agate as if the Company were the successor to Agate for all relevant periods.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal facilities are located in San Ramon, California and occupy approximately 3,700 square feet of office space. The Company entered into a sub-lease agreement in April 2003 which extends through December 2004, and is currently in negotiations to extend the sublease past this date. The sublease includes the use of all equipment and fixtures that existed in the leased space at the time we occupied the premises.

ITEM 3. LEGAL PROCEEDINGS

Proctor, et. al. and Related Matters

On September 15, 2003, the Company filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, South West District (the "Superior Court") captioned PowerHouse Technologies Group, Inc. v. Proctor, et. al., (case no: YC047491) (the "Proctor Litigation"). Named as defendants therein are Joseph Ford Proctor, the Chief Executive Officer of MayFair Capital Group Limited, BrickHouse Capital Venture Limited ("BrickHouse"), Julie Holfinger, and others. The complaint alleges that the defendants, in connection with a capital-raising effort for the Company, diverted a significant amount of funds from the Company. The complaint seeks to recover the diverted funds and to enjoin the transfer, sale or exercise of voting rights with respect to approximately seven (7) million shares of Common Stock claimed by the defendants, which would represent approximately 67% of the total shares of Common Stock currently outstanding (the "Proctor Group Shares"). On November 5, 2003, the Superior Court, without prejudice, declined to continue the temporary restraining order granted to the Company on September 15, 2003. Trial is tentatively set for November 2004. The status of this litigation is uncertain since Joseph Proctor terminated his lawyers and recently obtained new counsel.

The Company and its Board of Directors believes, based upon a review of all relevant information available to the Company and after consulting with the Company's counsel, that the Proctor Group Shares were illegally and invalidly issued and therefore, the Board of Directors of the Company has determined that the Proctor Group Shares are, and are to be deemed to be, not validly issued and outstanding and that the holders of those shares shall not be entitled to exercise any of the voting and other rights and privileges of stockholders of the Company in respect of such shares. The Board of Directors of the Company has taken actions it believes to be necessary and appropriate to implement the foregoing determinations. However, an unsuccessful result in the Proctor Litigation or potential shareholder actions against the Company's officers and directors may have an adverse impact on the market for and the value of the Company's securities and the Company's ability to raise additional funds and continue its operations.

By letters dated November 20, 2003, and December 2, 2003, BrickHouse demanded payment by the Company of $5,000 for monthly consultant services for July 2003 and August 2003 and $622,354.86 for expenses allegedly advanced to, or for the benefit of, the Company. The Company has declined the request for payment and has informed BrickHouse that such amounts that may be owed to or from BrickHouse and its affiliates, or the Company and its affiliates, are the subject of the Proctor Litigation pending in the Superior Court.

By letters dated May 9, 2003, and June 9, 2003, six persons indicated that in 2001 they invested approximately $179,450, at $1.00 per share, in the Company "through Joseph Proctor and Julie Holfinger". The alleged investors informed the Company that they have not received confirmation of their investments nor any stock certificates despite sending "numerous" communications to Mr. Proctor and Ms. Holfinger. The alleged investors advised the Company that they will pursue criminal and civil actions against the Company. Despite requests made to the alleged investors, the Company has not received any documentation evidencing the investments. The Company is investigating this matter and intends to formulate a response in light of the results of its investigation and whatever additional documentation may be produced by the parties involved.

Draft, Inc. and Related Matters

On December 1, 2003, the Company and its subsidiary, Forward Solutions, Inc., were served a complaint filed in the Superior Court of the State of California and for the County of Los Angeles, Central District by Draft, Inc., ("Draft"), a Delaware corporation (case no. BC306660), alleging breach of contract and related claims pursuant to an alleged contract to develop and implement a direct marketing program for the Company. The suit claims damages of approximately $445,000 plus an alleged bonus based on product sales. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

On May 21, 2004, the Company filed a Cross-Complaint against Draft and its Chief Executive Officer, Howard Draft, alleging negligent misrepresentation, breach of oral contract and the covenant of good faith and fair dealing, and unjust enrichment. The Cross-Complaint seeks to recover $85,000 that the Company paid to Draft for its services and an additional unspecified amount based on the negligence claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 2004.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock currently trades on the Pink Sheets under the symbol "PWHT." The Company is currently awaiting approval of its Form 15c2-11 Application to gain a listing on the Nasdaq Over-the-Counter Bulletin Board ("OTC Bulletin Board"). Although acceptance of Form 15c2-11 and the subsequent listing of the Common Stock on the Nasdaq OTC Bulletin Board market would provide access to a much broader base of investors, there is no guaranty that the Company's Form 15c2-11 will be accepted. Until that time, investors may find it more difficult to obtain accurate quotations of the market value of the Common Stock and to dispose of shares of the Common Stock in the secondary market.

The following table sets forth the quarterly high and low sales prices of the Common Stock for fiscal year 2003 and fiscal year 2004. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

FISCAL YEAR 2003     HIGH       LOW       FISCAL YEAR 2004      HIGH       LOW
----------------     -----     ------     ----------------     ------     -----
First Quarter*       $0.03     $0.005     First Quarter        $15.24     $2.00
Second Quarter       $0.07     $0.07      Second Quarter       $11.00     $1.05
Third Quarter        $0.10     $0.02      Third Quarter        $5.25      $1.72
Fourth Quarter       $0.09     $0.03      Fourth Quarter       $4.00      $2.75

*On May 19, 2003, the Company completed the Agate/PowerHouse Studios combination transaction (including a 1:122 reverse-stock-split and name change to "PowerHouse Technologies Group, Inc."), and current management began its control of the Company.

The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From October 2003 through April 2004, the closing bid price of the Common Stock has varied from a high of $5.25 to a low of $1.72 per share. The closing price of the Common Stock on March 31, 2004 was $3.50. If the Company's future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company's financial results and business developments may have a significant impact on the market price of the Common Stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of the Common Stock:

      o     shortfalls in revenues or cash flows from operations;

      o     failure to attain and maintain profitability;

      o failure to qualify or maintain the qualification for the Common Stock to trade on the Nasdaq OTC Bulletin Board;

      o a finding in the Proctor Litigation that the stock held or claimed to be held by the Proctor Group was validly issued and is currently outstanding;

      o     conversions of preferred stock into Common Stock;

      o     delays in development or roll-out of Company products and services;
            and

      o failure to maintain our competitive position, whether as a result of our failure to deliver new and innovative products in response to marketplace demands or new product introductions, acquisitions or technological innovations by one or more competitors of the Company.

In addition, the stock market often experiences extreme fluctuations in price and volume that particularly affect the market prices of shares of emerging and technology companies, such as the Company. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, the Company may fail to meet the expectations of its shareholders or of securities analysts, and the Company's common stock price could decline as a result.

Common Stock Holders

As of March 31, 2004, there were approximately 650 holders of record of the Common Stock. We believe that additional beneficial owners of Common Stock hold shares in street names.

Dividends

The Company has not declared any cash dividends on its Common Stock. The declaration and payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business. Accordingly, the Company does not anticipate or contemplate paying dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

The following is a description of unregistered securities sold by the Company within the last three years. Those transactions marked with an asterisk (*) were conducted prior to the May 19, 2003 Agate/PowerHouse Studios business combination and prior to current management's assumption of control of the Company. The Company has been unable to obtain verification of the transactions noted with an asterisk from prior management or the Company's prior professional and other representatives, and therefore, for purposes of this Annual Report in Form 10-KSB, is relying on the previous disclosure of these transactions as set forth in its Form 10-KSB filed for the fiscal year ended March 31, 2003, which was prepared by former management.

*In 2001, the Company sold 285,714 shares of its Common Stock for 0.035 cents per share, raising $10,000. This offering was made pursuant to an exemption granted by Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act").

*In May 2002, the Company issued 3,121,644 restricted shares of Common Stock to a certain party who elected to convert to Common Stock pursuant to the terms of a convertible note issued on October 1, 2001.

*In May 2002, the Company issued 10,902,200 restricted shares of its Common Stock to certain related parties who elected to convert to Common Stock pursuant to the terms of a convertible note issued on October 1, 2001. The convertible note matured on November 3, 2002 bearing an interest rate of 12% per annum and the conversion was agreed to by the holders when the Company could not repay certain promissory notes.

*In June 2002, the Company issued 2,737,500 restricted shares of Common Stock to convert 1,825,000 preferred shares to common shares pursuant to the terms of a Preferred Stock Agreement.

*On July 23 2002, the Board of Directors authorized the issuance of 7,952,060 restricted shares of Common Stock to ChinatrustUSA for settlement of an outstanding bank debt.

*On July 23, 2002, the Company issued 1,000,000 shares of Common Stock under a Registration Statement on S-8 filing under the Securities Act to the Law Offices of Dieterich and Associates for legal services provided to the Company.

*On July 23, 2002, the Board of Directors authorized the issuance of a total of 32,822,853 restricted shares of Common Stock to Agate Technologies, Inc., California for 25,620,775 restricted shares of Common Stock, ei Corp California for 877,180 restricted shares of Common Stock, and CSF Partners, Inc. for 6,324,898 restricted shares of Common Stock. All issuances were made pursuant to an agreement signed with CSF Partners Inc. for the sale of the Company's subsidiaries.

*On August 20, 2002, the Company issued 21,937,890 restricted shares of Common Stock to the Company's officers for deferred compensation owed.

*On September 13, 2002, the Company issued 5,691,260 restricted shares of Common Stock to Gordon Pan in settlement of a shareholder loan. Of this amount, 800,000 restricted shares of Common Stock are currently being held in escrow pursuant to a debt-for-shares agreement, but are considered to be owned by Mr. Pan.

The number of shares set forth in the preceding, asterisk-marked paragraphs, which aggregate 86,451,121 shares, does not reflect the 1:122 reverse stock split effected by the Company after May 19, 2003, when new management took control of the Company. Following that reverse stock split, the number of such shares was reduced to, and currently remains, approximately 708,615 shares, which represents 18.9 % of the Company's outstanding Common Stock, including shares reserved for issuance upon conversion of currently outstanding convertible preferred stock but not including any shares held by members of the Proctor Group.

*From June 2002 through July 2003, the Company issued 1,248,192 shares of Common Stock to shareholders in connection with the Private Placement Memorandum offered by the Proctor Group (see Item 3 "Legal Proceedings" above). For purposes hereof, this number of shares reflects the 1:122 reverse stock split. Following a rescission offer made to the holders thereof in June 2004, a total of 56,998 shares of such Common Stock remain outstanding. The balance were either retired through cash payments or were exchanged for shares of Series A Junior Convertible Preferred Stock of the Company by the holders thereof. The completion of the rescission offer occurred after March 31, 2004, and the issuance of securities thereunder was not registered under the Securities Act in reliance on the exemption therefrom afforded by Section 4(2) thereof and Regulation D promulgated thereunder (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Events Subsequent to Fiscal Year Ended March 31, 2004" below).

On December 23, 2003, the Company issued 60,000 shares of Common Stock to certain employees, past employees and directors for services rendered to the Company. By agreement of the parties, the shares were valued at $5.00 per share. The market price at the time of the transaction was $3.50 per share. The shares were acquired for investment only, and not for distribution. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

On March 15, 2004, the Company issued 40,000 shares of Common Stock to The Hoffman Agency as payment for customary public relations and promotional services rendered to the Company. The shares were valued at $3.00 per share. The market price at the time of the transactions was $3.10 per share. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

On March 29, 2004, the Company issued 50,000 shares of Common Stock to certain individuals who operate as a group, Red Centre Consulting Limited, performing sales and marketing services in western Europe. The shares were valued at $3.50 per share. The market price at the time of the transaction was $3.50 per share. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

On March 29, 2004, the Company issued 79,800 shares of Common Stock to certain individuals who operate as a group New Health Systems performing product development services. The shares were valued at $3.50 per share. The market price at the time of the transaction was $3.50 per share. The Company relied on
Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, and in particular this
Item 6, "Management's Discussion and Analysis or Plan of Operation," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties, which we have described in this Annual Report on Form 10-KSB under this Item 6 and Item 1, "Description of Business." Actual events or our actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Significant Events During Fiscal 2004

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition, and is used by management in assessing the Company's performance and making managerial decisions. The following significant events impacted our financial condition during this fiscal year and will have a significant influence on our condition in future reporting periods.

Convertible Note / Bridge Financing

In October 2003, the Company offered up to $10,000,000 of secured convertible notes, bearing 10% interest per annum with a maturity of 10 years (the "Convertible Notes"). At the time of issuance, the Convertible Notes were secured by all of the Company's intellectual property and tangible assets, current and future. The terms of the Convertible Notes provide that the holder of the Convertible Notes, at its option, could convert the principal and interest of the Convertible Notes into Common Stock at any time at an initial conversion price of $4.00 per share. As of March 31, 2004, the Company had issued approximately $444,000 of Convertible Notes.

In March 2004 and in conjunction with the commencement of the Company's offering of up to $15 million of Series A Senior Units (the "Senior Units"), composed of shares of the Company's Series A Senior Convertible Preferred Stock (the "Senior Preferred Stock") and Series A Common Stock Purchase Warrants (the "Warrants" and the offering of such Senior Preferred Stock, together with the Warrants, the "Senior A Units Offering"), the Company entered into a Security Agreement with, and issued Secured Convertible Promissory Notes to, certain investors (the "Security Agreement" and the "Bridge Notes", respectively, and collectively, the "Bridge Financing") to secure immediate funding of up to $1,250,000. By their terms, the Bridge Notes bore interest at the rate of 10% per annum, commencing ninety (90) days from the date of their issuance and were secured by all of the Company's assets pursuant to the Security Agreement. The Bridge Notes were due March 2, 2005, unless repaid in conjunction with the Senior A Units Offering. In conjunction with the Bridge Financing, the Company and the holders of the Convertible Notes agreed to exchange the Convertible Notes for Bridge Notes. As of March 31, 2004, the Company had received $1,240,000 under the Bridge Financing. Subsequent to March 31, 2004, the Senior A Units Offering was completed, and in accordance therewith, all of the Bridge Notes then outstanding, including the Convertible Notes that had been exchanged for Bridge Notes, were, by agreement between the Company and the holders of the Bridge Notes, exchanged into Senior Units (see Item 7, "Financial Statements" under note 10, Subsequent Events, of notes to the financial statements). None of the sales of Convertible Notes, Bridge Notes, and Senior Units were registered under the Securities Act, in reliance on the exemption therefrom provided by Section 492) thereof, and Regulation D promulgated thereunder.

Critical Accounting Policies

In accordance with Securities and Exchange Commission guidance, those material accounting policies that the Company believes are the most critical to an investor's understanding of our financial results and condition are discussed below.

The Company's significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by the Company's management to determine the appropriate assumptions to be used in the determination of certain estimates.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

      o Revenue from packaged product sales to distributors/resellers is recorded at the time the product is sold from the distributor's/reseller's inventory.

      o Revenue from packaged product sales to end users through our website is recorded at the termination of the return period. Currently, the Company's return policy is good for 30 days from the date the product is shipped to the customer.

      o Revenue from corporate sales is recorded based on the terms of the specific contracts entered.

Reserve For Returns, Price Discounts And Rebates

The Company's revenue recognition policies are such that reserves for returns are not required. Our return policy generally allows our distributors to return purchased products primarily in exchange for new products or for credit towards future purchases as part of stock balancing programs. This would occur prior to the Company recognizing revenue on these items. These returns are subject to certain limitations that may exist in the contract with an individual distributor, governing, for example, aggregate return amounts, and the age, condition and packaging of returned product. Under certain circumstances, such as terminations or when a product is defective, distributors could receive a cash refund if returns exceed amounts owed.

Substantial Doubt About Our Viability as a Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had limited revenues and minimal assets as of March 31, 2004, and has incurred losses since inception. The Company is a development stage company. To date, the Company has relied solely on loans from shareholders and officers and the sale of its equity securities to fund operations. The Company's auditor has therefore recognized that there is substantial doubt about the Company's ability to continue as a going concern.

Subsequent to March 31, 2004, the Company successfully completed the sale of Senior Units composed of shares of the Company's Senior Preferred Stock and Warrants. Through June 30, 2004, the Company had raised approximately $8,722,605 from this offering. According to the terms of the offering, the Company could raise up to $15,000,000. The Company's management is continuing their efforts to raise additional funds under the terms of this offering.

Results Of Operations

Three months ended March 31, 2004 and 2003

From its inception, the Company has never been profitable and has sustained substantial net losses from operations. The Company's revenues were $106,970 for the three months ended March 31, 2004, and the Company had no revenues for the corresponding period ended March 31, 2003. Most of the Company's revenue for the three months ended March 31, 2004, came from online sales. The Company did, however, also sell its products through our distribution channels. The Company reported no direct sales for the quarter. The Company's costs related to product sales were $48,291.

The Company's spending for the three months ended March 31, 2004, increased from the same period in 2003 due to several factors. The Company's initial product was introduced to the market in this period, which resulted in aggregate Company spending for sales and marketing related expenses of $493,095 for the three months ended March 31, 2004, up from $137,638 in the corresponding three month period in 2003. The Company continued our relationships with certain professional services firms to assist our development of strategies and related materials to successfully market and sell our products. Also, the Company's general and administrative expenses increased to $1,330,608 from $164,500 due to expense increases for staffing to meet the Company's expanded and anticipated operations, and costs associated with the litigation against the Proctor Group and the issues related to the fraudulent activities we allege with respect to the Proctor Group.

Twelve months ended March 31, 2004 and 2003

The Company had revenues of $345,585 for the twelve months ended March 31, 2004, and no revenues for the corresponding period ended March 31, 2003. During the twelve months ended March 31, 2004, the Company sold a private-labeled version of our product, which resulted in revenue of $115,220. The Company also recognized $116,310 of revenue through distributor channels. The balance of our revenue came from online sales and totaled $114,055. The Company's costs related to product sales were $214,671.

The Company's spending for the twelve months ended March 31, 2004 increased from the same period in 2003 as the Company continued to increase operations of the company in anticipation of our anticipated achievement of increased levels of regular operations. The Company's sales and marketing expenses were $1,782,344 due mainly to costs associated with the hiring of a President and Chief Operating Officer of Forward Solutions, Inc., our wholly-owned subsidiary, the hiring of additional employees for Forward Solutions, Inc., development of a public relations strategy, and initial spending on product branding expenses. General and administrative costs totaled $2,611,467, and were comprised of employment-related expenses and office operations, all of which were related to our continued business expansion, and expenses related to the Proctor Group litigation. They also consisted of stock-based compensation for outside consultants and the granting of shares to one of the Company's directors.

The Company's loss due to the theft we allege in the Proctor Litigation was $1,789,411 for the twelve months ended March 31, 2004. The Company's total losses to date, due to that matter is $3,142,759. No additional losses due to theft are anticipated to be incurred in connection with the activities of the Proctor Group; costs of the litigation, however, are expected to continue. The Company cannot predict the amount of these costs or when or whether we will be successful in the Proctor Litigation.

Liquidity and Capital Resources

At March 31, 2004, the Company had working capital of ($2,550,515) as compared to working capital of ($2,698,891) at March 31, 2003. During the twelve months ended March 31, 2004, net cash used in operations was $3,802,779 and consisted principally of a net loss of $6,398,093 and was offset by stock-based compensation and services of $1,203,650. The increase in Accounts Payable of $807,510 was due mainly to legal services related to the Proctor Group litigation. The Company also accrued compensation for officer wages of $267,083 during that period.

The Company's current cash on hand at March 31, 2004, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. Although the Company's recent Bridge Financing and Senior Units financing provides sufficient operating capital to continue the business and fund its minimal overhead expenses, the Company will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. The Company's management believes it will be able to obtain sufficient cash resources and working capital to meet the Company's present cash requirements through debt and/or equity-based fund raising. Following the fiscal year ended March 31, 2004, the Company has been successful in closing upon approximately $8,722,605 on the sale of Senior Units in the Senior A Units Offering, which includes approximately $1,240,000 received under the Bridge Financing and approximately $2,639,000 principal amount of the Convertible Notes that were converted into shares of Senior Preferred Stock in connection with the Senior A Units Offering (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Events Subsequent to Fiscal Year Ended March 31, 2004" below). The Company contemplates additional sales of Senior Units, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended March 31, 2003, the Company incurred a net pre-tax loss of $2,327,360 and, for the fiscal year ended March 31, 2004, the Company incurred a net pre-tax loss of $6,397,293. The Company's auditors, Hein & Associates LLP, issued an opinion in connection with the Company's financial statements for the fiscal year ended March 31, 2004 noting that while the Company has recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

Satisfaction of Current and Future Capital Requirements

No assurance can be given that proceeds to the Company from the Senior A Units Offering will satisfy all of its capital requirements in the short-term. The Company cannot provide assurances that it will be able to develop its business to the point of generating consolidated net operating profits and cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, the Company plans to institute cost-saving measures that will not only reduce overhead, but also curtail operations in certain business segments. The Company cannot assure that such measures, if implemented, will be sufficient to offset all of our operating expenses. If the capital raised from sales of securities is not sufficient to fund the balance of our operating expenses after we implement these cost-cutting measures, the Company may be forced to discontinue certain operations or may be unable to continue as a going concern.

Further, the Company's issuance of equity securities to raise capital may be on terms that are detrimental to existing shareholders. In order to meet its capital requirements, the Company may continue to offer equity securities for sale, and shareholders will experience additional dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of the Securities.

Events Subsequent to Fiscal Year Ended March 31, 2004

Placement Agency Agreement

On April 23, 2004, the Company entered into a Placement Agency Agreement with Middlebury Capital, LLC to act as the placement agent for the sale of a minimum of $8 million, and up to a maximum of $15 million, of the Company's Senior Units in the Senior A Units Offering. In conjunction with the Senior A Units Offering, the Company's Convertible Notes and Bridge Notes will automatically convert into shares of Senior Preferred Stock on the first closing of the Senior A Units Offering. Approximately $1,240,000 received under the Bridge Financing and approximately $2,639,000 principal amount of the Convertible Notes, following the conversion of the Convertible Notes into shares of Senior Preferred Stock in connection with the Senior A Units Offering, will be included in the calculation of the minimum offering and maximum offering.

The holders of the Senior Preferred Stock, valued by agreement in connection with the Senior A Units Offering at $3.06 per share, have the right to convert the Senior Preferred Stock into Common Stock at any time, and may be required to convert into Common Stock by the Company upon the occurrence of certain events. The Senior Preferred Stock accrues a dividend of 8% paid semi-annually. Additionally, for each four shares of Senior Preferred Stock, the holder will receive one Warrant, exercisable for one share of Common Stock at an exercise purchase price of $3.83. The Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

Closing of First Tranche of Equity Placement

On June 14, 2004, the Company closed on approximately $8,722,605 million in funding of Senior Units with certain institutional investors. The amount includes approximately $1,240,000 received under the Bridge Financing and approximately $2,639,000 principal amount of the Convertible Notes, following the conversion of the Convertible Notes into shares of Senior Preferred Stock in connection with the Senior A Units Offering. Middlebury Capital, LLC served as the placement agent on the transaction and IndiGo Ventures LLC acted as the Company's financial advisor. The Company has not yet closed the equity round in anticipation of the closing of the sale of additional Senior Units on or around June 30, 2004.

Rescission Offer

Contemporaneous with the Senior A Units Offering, the Company offered to certain of its existing shareholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios before the Agate/PowerHouse Studios combination (and after May 19, 2003, by the Company) the opportunity to rescind the purchase of such shares for either the cash consideration paid for the shares, with interest, or Junior Units, consisting of shares of Series A Junior Convertible Preferred Stock, convertible at $3.06 per share (the "Junior Preferred Stock") and Series A Junior Common Stock Purchase Warrants, exercisable for one (1) share of Common Stock at an exercise purchase price of $3.83 (the "Junior Warrants" and the offerings referred to, the "Rescission Offer" and "New Junior A Units Offering").

The Junior Preferred Stock has certain preferences over Common Stock including an anti-dilution provision in the event the Company is unsuccessful in its current litigation with the Proctor Group (see caption "Legal Matters" above). The Junior Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

The Rescission Offer was completed on June 7, 2004 and holders of approximately 975,144 shares of Common Stock accepted the Rescission Offer in exchange for Junior Units and holders of approximately 51,500 shares of Common Stock accepted the Rescission Offer for cash consideration. Holders of approximately 56,998 shares of Common Stock retained their ownership of Common Stock as originally purchased.

There is considerable legal uncertainty under both federal and state securities laws concerning the efficacy of rescission offers and general releases with respect to barring claims that would be based on securities law violations. The Company understands that the Securities and Exchange Commission takes the position that acceptance or rejection of an offer of rescission may not bar shareholders from asserting claims for alleged violations of federal securities laws. Further, under California's Blue Sky law, which would apply to shareholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer.

Accordingly, the Rescission Offer may not terminate any potential liability the Company may have for failure to properly register our Common Stock under the Securities Act and there can be no assurance that the Company will be able to enforce the waivers and general releases it has received in connection with the Rescission Offer and New Junior A Units Offering to bar any claims based on allegations of fraud or other federal or state securities law violations that the shareholders who accept the Rescission Offer may have, until the applicable statutes of limitations have run with respect thereto. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the alleged violation. The Company believes, however, that, in addition to such waivers and releases, it may also have equitable remedies available to it should any of such persons seek to deny the enforceability of their waivers and releases.

Further, those shareholders who did not accept the Rescission Offer, either because they affirmatively rejected it or because they failed to respond to it, may still attempt to assert claims against the Company relating to non-compliance with the securities laws. The Company cannot predict with certainty that those claims will be barred by the Rescission Offer because the legal effect of the Rescission Offer is uncertain. To the extent those claims are brought and result in judgments for damages, our business, financial condition and results of operations could all be harmed. The amount of shares of Common Stock held by investors who were offered rescission under the Rescission Offer but did not accept the Rescission Offer aggregate 56,998 shares, each of which was purchased at a price of $5.00. Even if we are successful in defending those claims under applicable securities laws, their mere assertion could result in costly litigation and significant diversions of effort by management.

Merger with First Person Software, Inc.

On June 18, 2004, the Company entered into an agreement (the "FPS Merger Agreement") with First Person and its shareholders (either directly as signatories to the FPS Merger Agreement or as parties in interest to the FPS Merger Agreement, represented by a duly authorized representative) to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of Common Stock of the Company, at an aggregate of $2,500,000 (the "Acquisition"). The consideration includes a certain amount of cash that is currently being held in escrow by an authorized agent and that will be released only upon the satisfactory completion of a review by the Company of First Person's financial statements and further includes a certain number of shares of Common Stock that are also being held in escrow by the same agent and that will only be released upon the satisfactory achievement by the Company of certain performance milestones within the applicable periods specified in the FPS Merger Agreement. Immediately prior to the Acquisition, the Company owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by the Company in November 2002.

The Company expects its Acquisition of First Person to enable it to develop and further enhance the software behind its products, more effectively control the underlying intellectual property and develop additional intellectual property around its core software. All the employees of First Person were offered, and accepted, employment in the Company.

The Company intends to consider additional acquisitions as part of its expansion planning. The Company is not currently engaged in any acquisition-related negotiations. Should the Company acquire other businesses, the Company may be exposed to risks associated with acquisitions, such as and including the Acquisition of First Person, including integration risks and risks associated with methods of financing and the impact of accounting treatment. In addition, the process of completing an acquisition may take a significant amount of time, therefore putting further financial strain on the Company to sustain current operations. Furthermore, there is no guarantee that an acquisition will enhance the business of the Company. Another risk associated with acquisitions is the risk that financial data provided for the acquired company proves inaccurate.

The Company entered into an agreement with a professional services firm in which the firm agreed to provide future services to the Company in return for the issuance of 15,000 shares of restricted Common Stock of the Company. The shares were issued June 9, 2004 in full satisfaction for all services rendered to the Company.

ITEM 7. FINANCIAL STATEMENTS

POWERHOUSE TECHNOLOGIES GROUP, INC.
(A Development Stage Company)

FOR THE YEAR ENDED MARCH 31, 2004,
THE PERIOD FROM MAY 16, 2002 (INCEPTION)TO MARCH 31, 2003
AND THE PERIOD FROM MAY 16, 2002 (INCEPTION)TO MARCH 31, 2004

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditor's Report..................................................25

Consolidated Balance Sheet - As of March 31, 2004.............................26

Consolidated Statements of Operations -For the Year Ended March 31, 2004,
the Period from May 16, 2002 (inception) to March 31, 2003 and the Period from May 16, 2002 (inception) to March 31, 2004...............................27

Consolidated Statements of Stockholders' Equity (Deficit) - For the Period
from May 16, 2002 (inception) to March 31, 2004...............................28

Consolidated Statements of Cash Flows - For the Year Ended March 31, 2004,
the Period from May 16, 2002 (inception) to March 31, 2003 and the Period from May 16, 2002 (inception) to March 31, 2004...............................29

Notes to the Financial Statements.............................................30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PowerHouse Technologies Group, Inc.
San Ramon, CA

We have audited the accompanying consolidated balance sheet of Powerhouse Technologies Group, Inc. (A Development Stage Company) (the "Company") as of March 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2004, the period from May 16, 2002 (inception) to March 31, 2003 and the period from May 16, 2002 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powerhouse Technologies Group, Inc. as of March 31, 2004 and the results of its operations and its cash flows for the year ended March 31, 2004, the period from May 16, 2002 (inception) to March 31, 2003 and the period from May 16, 2002 (inception) to March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has an accumulated deficit that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HEIN & ASSOCIATES LLP

Orange, California
June 10, 2004

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                     ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                       $   807,484
    Accounts receivable                                                  22,938
    Inventory                                                            16,088
    Deferred loan costs                                                 172,042
    Other current assets                                                 20,000

        Total current assets                                          1,038,552

    OTHER ASSETS:

        License fee                                                     208,418
        Investment in equity investee                                   318,511
        Other assets                                                      2,049

        Total other assets                                              528,978

TOTAL ASSETS                                                        $ 1,567,530

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

    Convertible debt, net of debt discount                          $ 1,492,758
    Accounts payable                                                    930,063
    Finders' fee payable                                                 60,825
    Accrued compensation                                                332,083
    Due to officer                                                       21,251
    Accrued liabilities                                                 752,087

        Total current liabilities                                     3,589,067

TOTAL LIABILITIES                                                     3,589,067

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock, $.0001 par value; 200,000,000 shares authorized;
        3,756,516 shares issued and outstanding
                                                                            376

    Additional paid in capital in excess of par value                 6,843,990
    Deferred consulting compensation                                   (139,650)
    Deficit accumulated in development stage                         (8,726,253)

        Total stockholders' equity (deficit)                         (2,021,537)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 1,567,530

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE           FOR THE
                                                        PERIOD FROM       PERIOD FROM
                                                        MAY 16, 2002      MAY 16, 2002
                                      FOR THE YEAR      (INCEPTION)       (INCEPTION)
                                      ENDED MARCH         TO MARCH        TO MARCH 31,
                                        31, 2004          31, 2003            2004
                                      ------------      ------------      ------------
REVENUES                              $    345,585      $         --      $    345,585

COST OF SALES                              214,671                --           214,671
                                      ============      ============      ============

GROSS PROFIT                               130,914                --           130,914
                                      ============      ============      ============
OPERATING EXPENSES:
   Research and development                108,392           211,180           319,572
   Sales and marketing                   1,782,344           186,812         1,969,156
   General and administrative            2,611,467           542,881         3,154,348
                                      ============      ============      ============
     Total operating expenses            4,502,203           940,873         5,443,076

NON-OPERATING EXPENSES:
   Loss due to theft                     1,789,411         1,353,348         3,142,759
   Equity in loss of investee              152,345            29,144           181,489
   Interest                                 63,884             3,995            67,879
   Other expense                            20,364                --            20,364
                                      ============      ============      ============
     Total non-operating expenses        2,026,004         1,386,487         3,412,491

LOSS BEFORE INCOME TAXES                (6,397,293)       (2,327,360)       (8,724,653)

PROVISION FOR INCOME TAXES                     800               800             1,600
                                      ============      ============      ============

NET LOSS                              $ (6,398,093)     $ (2,328,160)     $ (8,726,253)
                                      ============      ============      ============
NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                  $      (1.95)     $      (2.07)
                                      ============      ============
WEIGHTED AVERAGE COMMON SHARES -
   BASIC AND DILUTED                     3,285,107         1,127,425
                                      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 16, 2003 (INCEPTION) TO MARCH 31, 2004

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                  COMMON       ADDITIONAL        DEFERRED              IN
                                   COMMON         STOCK          PAID-IN        CONSULTING        DEVELOPMENT
                                   SHARES        AMOUNTS         CAPITAL       COMPENSATION          STAGE             TOTAL
                                  ---------     ----------     -----------     -------------      ------------      -----------
BALANCE, May 16, 2002                    --     $       --     $        --     $          --      $         --      $        --
(inception)
  Issuance of shares for
    services to officers and
    consultant                    1,250,000            125              --                --                --              125
  Issuance of shares related
    to investment in equity
    investee in November 2002        40,000              4          99,996                --                --          100,000
                                  ---------     ----------     -----------     -------------      ------------      -----------
  Net loss                               --             --              --                --        (2,328,160)      (2,328,160)

BALANCE, March 31, 2003           1,290,000            129          99,996                --        (2,328,160)      (2,228,035)

  Issuance of stock for
    employee compensation at
    $5.00 per share                 100,000             10         499,990                --                --          500,000
  Effect of reverse merger
    with Agate Technologies,
    Inc. upon closing, May
    19, 2003                        888,525             89        (280,515)               --                --         (280,426)
  Issuance of stock for cash      1,248,191            125       5,442,234                --                --        5,442,359
  Issuance of stock for
    professional services at
    $4.65 per share                  60,000              6         278,994                --                --          279,000
  Issuance of stock for
    professional services at
    $5.00 per share                  50,000              5         174,995                --                --          175,000
  Issuance of stock for
    professional services at
    $3.50 per share                  79,800              8         279,292          (139,650)               --          139,650
  Issuance of stock for
    professional services at
    $2.75 per share                  40,000              4         109,996                --                --          110,000
  Estimated value of
    beneficial conversion of
    convertible notes                    --             --         239,008                --                --          239,008
  Net loss                               --             --              --                --        (6,398,093)      (6,398,093)
                                  ---------     ----------     -----------     -------------      ------------      -----------

BALANCE,  March 31, 2004          3,756,516     $      376     $ 6,843,990     $    (139,650)     $ (8,726,253)     $(2,021,537)
                                  =========     ==========     ===========     =============      ============      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE          FOR THE
                                                              PERIOD FROM      PERIOD FROM
                                               FOR THE       MAY 16, 2002      MAY 16, 2002
                                             YEAR ENDED       (INCEPTION)      (INCEPTION)
                                              MARCH 31,      TO MARCH 31,      TO MARCH 31,
                                                2004             2003              2004
                                             -----------     -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $(6,398,093)    $  (2,328,160)    $(8,726,253)

   Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating
   Activities:
      Common stock issued for services         1,203,650               125       1,203,775
      Equity in loss of investee                 152,345            29,144         181,489
      Interest expense related to debt
      issuance costs                              21,261                --          21,261
      Interest expense related to
         amortization of debt discount            37,766                --          37,766

      Changes in operating liabilities:
         Accounts receivable                     (22,938)               --         (22,938)
         Inventory                               (16,088)               --         (16,088)
         Other current assets                    (20,000)               --         (20,000)
         License fee                            (118,418)               --        (118,418)
         Other assets                             (2,049)               --          (2,049)
         Accounts payable                        807,510           122,553         930,063
         Accrued compensation                    267,083            65,000         332,083
         Due to officer                          (72,416)           93,667          21,251
         Accrued liabilities                     357,608                --         357,608
                                             ===========     =============     ===========

   Net cash used in operating activities      (3,802,779)       (2,017,671)     (5,820,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equity of investee                   --          (130,000)       (130,000)
                                             ===========     =============     ===========

   Net cash used in investing activities              --          (130,000)       (130,000)
                                             ===========     =============     ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of finders' fee                       (50,000)               --         (50,000)
   Payment of debt issuance costs                (98,425)               --         (98,425)
   Principal payments on note payable
      to equity investee                        (183,995)          (86,005)       (270,000)
   Advances on common stock
   subscriptions                                      --         2,233,676       2,233,676
   Proceeds from convertible notes             1,684,000                --       1,684,000
   Proceeds from sale of common stock          3,258,683                --       3,258,683
                                             ===========     =============     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.



   Net cash provided by financing
   activities                                  4,610,263         2,147,671       6,757,934
                                             ===========     =============     ===========

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                      807,484                --         807,484

CASH AND CASH EQUIVALENTS, beginning of
year                                                  --                --              --
                                             ===========     =============     ===========

CASH AND CASH EQUIVALENTS, end of year       $   807,484     $          --     $   807,484
                                             ===========     =============     ===========

NON-CASH INVESTING ACTIVITY:
   Purchase of investment in equity
     investee through a note payable         $               $     270,000     $   270,000
                                             ===========     =============     ===========
   Issuance of common stock in exchange
     for an investment in equity
     investee                                $               $     100,000     $   100,000
                                             ===========     =============     ===========
   Debt discount recognized in
     connection with convertible notes       $   239,008     $          --     $   239,008
                                             ===========     =============     ===========
   Liabilities assumed upon Company's
     combination with Agate
     Technologies, Inc.                      $   280,426     $          --     $   280,426
                                             ===========     =============     ===========

1.    ORGANIZATION AND NATURE OF OPERATIONS

      Development Stage Operations - PowerHouse Technologies Group, Inc. (a Development Stage Company) (the "Company") is a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on May 16, 2002 as PowerHouse Studios. On May 19, 2003, the Company completed a combination with Agate Technologies, Inc. and conducted a 1-for-122 reverse split of the Agate Technologies, Inc. common stock. Concurrent with this transaction, the company amended its Articles of Incorporation changing its name to PowerHouse Technologies Group, Inc.

      The Company has limited operating history and limited revenues. The Company's business is to acquire, develop and market computing software and infrastructure technologies designed to improve the way personalized mobile information is stored, carried and accessed.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue and has incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that

               The accompanying notes are an integral part of the
                       consolidated financial statements.

      might be necessary should the Company be unable to continue as a going concern.

      Subsequent to March 31, 2004, the Company successfully completed the sale of Senior Units composed of shares of the Company's Series A Senior Convertible Preferred Stock and Series A Common Stock Purchase Warrants. Through June 30, 2004, the Company had raised approximately $8,722,605 from this offering. According to the terms of the offering, the Company could raise up to $15,000,000. The Company's management is continuing their efforts to raise additional funds under the terms of this offering.

      Management estimates that the current funds available and on-hand will be adequate to fund operations throughout fiscal 2005. The Company anticipates that revenue from the sale of its current product line will begin increasing during the first half of its fiscal year 2005, and will have a material impact offsetting operating expenses during the second half of fiscal 2005. In addition to the anticipated increase in revenue, Company's management intends to raise additional funds through debt-financing based on available short-term assets. The Company has not yet negotiated with any banks or lending institutions, and may not be able to arrange for loans or financings on favorable terms.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

      Cash and Cash Equivalents - The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

      Accounts Receivable - Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At March 31, 2004, management believes that all amounts are collectible.

      Inventory - Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventory consists mainly of finished goods, media, and packaging supplies. At March 31, 2004, inventory represented finished goods.

      Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of long-lived assets used in operations might be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated undiscounted cash flows estimated to be generated by those assets would be compared to their carrying amounts to determine if a write-down to market value or discounted cash flows is required.

      Revenue Recognition Policy - The Company recognizes revenue from distributors when the product has been sold to third party customers. Revenue from sales through the Company's website is recognized after the 30 day return period has lapsed.

      Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.

      Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

      In accordance with SFAS 123, the Company discloses the impact of the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by SFAS 123.

      There were no stock-based employee compensation awards granted as of March 31, 2004.

      Research and Development - Research and development costs are charged to expense as incurred.

      Fair Value of Financial Instruments - The estimated fair values for financial instruments under FASB SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company's financial instruments, including certain assets, accounts payable, accrued liabilities and debt, the carrying amounts approximate fair value due to their maturities.

      Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

      Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. At March 31, 2004, the Company had cash accounts with several financial institutions with a combined balance of $707,579, which were not guaranteed by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

      Investment in Affiliated Companies - The equity method of accounting is used for investments in which the Company has significant influence. Generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%. The cost method of accounting is used for investments in which the Company does not have significant influence. Generally this represents common stock ownership or partnership equity of less than 20%. See Note 3.

      Income Taxes - The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, "Accounting for Income Taxes," wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.

      Recently Issued Accounting Pronouncements - In January 2003, the FASB issued FASB Interpretation ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 establishes accounting guidance for consolidation of a variable interest entity ("VIE"), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity ("Primary Beneficiary") should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The Company has no contractual relationship or other business relationship with a VIE and, therefore, the adoption of FIN 46 will not have an effect on its financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 represents the first phase of the FASB's project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity. SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders' shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities. The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003. As of March 31, 2004, the Company had no freestanding financial instruments subject to redemption.

3.    INVESTMENT IN EQUITY INVESTEE

      During fiscal year 2003, the Company purchased a 49% interest of the then outstanding shares of First Person Software, Inc. ("First Person"). The total purchase price of the investment in First Person was $500,000, which included the promissory note in the amount of $270,000 (Note 4), a cash payment of $130,000 and 4 of the Company's common shares in exchange for 912,265 shares of First Person's common shares, representing 49% of First Person. This transaction has been accounted for under the equity method.

      The following summarizes information as to the assets, liabilities, equity, and results of the investee's operations:

                                                 March 31, 2004
                                                  (unaudited)
                                                 --------------
                 Current assets                  $       40,611
                                                 ==============
                 Total assets                    $      192,368
                                                 ==============

                 Total liabilities               $      236,823
                                                 ==============

                 Total stockholders' deficit     $       44,455
                                                 ==============

                 Total liabilities and
                 stockholders' deficit           $      192,368
                                                 ==============

                 Revenues                        $       34,584
                                                 ==============
                 Loss from operations            $      314,708
                                                 ==============
                 Net loss                        $      310,908
                                                 ==============

      For the year ended March 31, 2004, the period from May 16, 2002 (inception) to March 31, 2003 and the period from May 16, 2002 (inception) to March 31, 2004, the Company recorded a loss of $152,345, $29,144 and $181,789, respectively, for the Company's 49% interest in First Person's net loss.

4.    DEBT

      Note Payable to Equity Investee - During fiscal 2003, the Company entered into a promissory note in the amount of $270,000 for the purchase of 49% of the then outstanding shares of First Person. The note bore interest at the rate of 6% per annum. Assets were not required to be collateralized. As of March 31, 2004, the note was paid.

      As of March 31, 2004, the Company incurred interest expense of $7,113 and had not repaid this amount. Subsequent to March 31, 2004 the Company acquired the remaining outstanding stock of First Person and assumed this asset of First Person. See Note 10.

      Bridge Loan - In March 2004, the Company issued $1,240,000 in secured convertible notes under a Bridge Loan agreement with Middlebury Capital, in which the principal balance of the notes and accrued and unpaid interest will automatically convert into units of equity upon a qualified equity financing of not less than $8 million at the lower of 75% of the price per share paid in the qualified equity financing or $2.69 per share. The convertible notes and accrued interest are convertible at the option of the holder at any time at $2.69 per share. Interest on the convertible notes accrues at 10% per annum beginning of the 90th day following the day after the date of the convertible notes. The convertible notes are due approximately one year from the date of the notes. At March 31, 2004, the amounts owing under the secured convertible notes were $1,240,000.

      Subsequent to March 31, 2004, the Company had an initial closing following a qualified equity financing for which the secured convertible debt was converted into equity. See Note 10.

      Secured Convertible Notes - In October 2003, the Company offered up to $10,000,000 in its 10% secured convertible notes, bearing interest per annum with a maturity of 10 years. The notes are collateralized by all of the Company's intellectual property and tangible assets of the Company, current and future. The notes were convertible at any time, at the holder's option and at an initial conversion price of $4.00 per share. During March 2004, the Company effectively exchanged these notes under terms as to the Bridge Loan convertible notes. At March 31, 2004, the amount owing under the secured convertible notes were $444,000.

      Interest expense of $1,739 was accrued and payable at March 31, 2004.

      Beneficial Conversion Feature and Deferred Loan Costs - The Bridge Loan convertible notes and secured convertible notes contain a beneficial conversion feature, as the notes are convertible into equity at prices that are less than the market prices at the date of the note issuances. The beneficial conversion feature and related deferred loan costs are being amortized over the life of the convertible notes and charged to interest expense.

5.    INCOME TAXES

      As of March 31, 2004, the Company had net operating loss carryforward of approximately $8,726,253, which begins to expire in 2023. The tax provision for the year ended March 31, 2004, the period from May 16, 2002 (inception) to March 31, 2003 and the period from May 16, 2002 (inception) to March 31, 2004 in the accompanying statements of operations represent the California franchise tax.

      A valuation allowance has been recorded against the Company's deferred tax assets, as the Company cannot yet determine that it is probable that the assets will be realized. Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense.

6.    STOCKHOLDERS' EQUITY

      Common Stock - As of March 31, 2004, the Company had 200,000,000 common shares authorized and 3,756,516 shares outstanding. The holders of common stock are entitled to one vote per share.

      Effective May 19, 2003, PowerHouse Studios, Inc. completed a combination with Agate Technologies, Inc. Thereafter, the Company amended its Articles of Incorporation to change its name to "PowerHouse Technologies Group, Inc." and completed a 1-for-122 reverse split of the Agate Technologies, Inc. common stock for which the Company issued 888,525 shares of its common stock and assumed Agate Technologies, Inc.'s liabilities totaling $280,426. The combination was accounted for as a reverse acquisition. As a result, no goodwill was recorded.

      Issuance of Shares for Common Stock Purchases - From the Company's inception, May 16, 2002, to March 31, 2003, the Company received amounts totaling $2,183,676, which represented common stock subscriptions for the purchase of shares in the combined Agate/PowerHouse Studios entity. The combination was completed and deemed effective on May 19, 2003. The amounts received for the common stock subscriptions were recorded as a liability at March 31, 2003, and were relieved on May 19, 2003 upon the effectiveness of the combination for which the Company issued 501,995 shares of its common stock. From April 1, 2003 to July 31, 2003, the Company received an additional $3,258,683, net of stock issuance costs, for common stock purchases.

      These shares were issued at $5.00 per share based on the Company's private placement offering of 4,000,000 shares of the Company's common stock. The private placement was terminated in August 2003.

      Common Stock Issued for Compensation and Consulting Services - In April 2003, the Company issued 100,000 shares of its common stock to the President and Chief Executive Officer of Forward Solutions, Inc., a wholly-owned subsidiary. Compensation expense of $500,000 was recorded in the year ended March 31, 2004 related to these shares. See Note 7.

      In December 2003, the Company issued 60,000 shares of its common stock to a director and employees for services and compensation. Compensation expense of $279,000 was recorded related to these shares.

      In March 2004, the Company issued 40,000 shares of its common stock to The Hoffman Agency, a public relations company, as payment for certain amounts owed as part of normal operations. Consulting expense of $110,000 was recorded related to these shares.

      In March 2004, the Company issued 50,000 shares of common stock to certain individuals who operate as RedCentre Consulting Limited for performing sales and marketing services in western Europe. Consulting expense of $175,000 was recorded related to these shares.

      In March 2004, the Company issued 79,800 shares of common stock to certain individuals who operate as New Health Systems for performing product development services. Consulting expense of $139,650 was recorded related to these shares, and $139,650 was recorded in stockholders' equity as deferred consulting compensation for future services.

      As of March 31, 2004, the Company had not issued any stock options. However, in anticipation of the Board of Directors and stockholders adopting a stock option plan, the Company has offered certain employees and consultants options for the purchase of the Company's common stock. In addition, certain vendors have been granted options for the purchase of the Company's common stock based on contractual arrangements.

7.    OPTIONS

      Stock Option Plan - As of March 31, 2004, the Company had not formalized a stock option plan. However, in anticipation of the Board of Directors and stockholders adopting a stock option plan, the Company has offered certain employees options for the purchase of the Company's common stock upon the Company's adoption of a formalized stock option plan. Options offered to employees as of March 31, 2004, contingent upon a formalized stock option plan, were 180,000. Subsequent to March 31, 2004, the Company offered 30,000 options to employees upon the Company's adoption of a stock option plan.

      Consultants - In April 2003, the Company entered into an agreement for financial public relations services. This agreement calls for monthly cash payments of $7,500, plus reimbursement of out-of-pocket expenses as approved by the Company. The agreement also provided for stock options equal to $150,000 (but not less than 60,000 shares) based on the closing price of the Company's stock as of April 15, 2003. Absent of a signed option agreement, the options were not effectively issued for which the Company accrued a liability of $270,588 for the fair value of the options at March 31, 2004. As provided under this agreement, upon the anniversary of the agreement, April 15, 2004, additional options were to be granted on as many shares that could be purchased on the open market for $150,000.

      During 2004, the Company granted a total of 23,500 options to certain consultants for the purchase of the Company's common stock based on contractual arrangements which were not effectively issued as of March 31, 2004 for which the Company accrued a liability of $80,057.

8.    RELATED PARTY TRANSACTIONS

      Advances from Officer and Accrued Compensation - Pursuant to an employment agreement, during the year ended March 31, 2004, the Company accrued $91,000 in wages for its Chief Executive Officer. As of March 31, 2004, total accrued wages owed to the Company's Chief Executive Officer was $156,000. The Company has not yet paid this amount.

      Pursuant to a consulting agreement, during the year ended March 31, 2004, the Company accrued $75,000 in wages for its Chief Operating Officer and International President.

      The Company has not yet paid this amount.

      Pursuant to an employment agreement, during the year ended March 31, 2004, the Company accrued $65,000 in wages for the President and Chief Executive Officer of Forward Solutions, Inc., the Company's wholly-owned subsidiary. The Company has not yet paid this amount.

      Pursuant to an employment agreement, during the period from July 1, 2003 to March 31, 2004, the Company accrued $27,500 in wages for its Vice President Finance Operations. The Company has not yet paid this amount.

      Also during the period from January 1, 2004 to March 31, 2004, the Company accrued $8,583 in wages for certain other employees. The Company has paid these amounts.

      During the period from May 16, 2002 (inception) to March 31, 2003, the Company accrued $93,667 in expenses paid for in advance by its Chief Executive Officer. During the period from April 1, 2003 to March 31, 2004, the Company repaid $72,416 of these expenses. As of March 31, 2004, $21,251 remained unpaid. The Company has paid this amount.

      Employment/Consulting Contracts - In May 2002, the Company entered into an employment agreement with its Chief Executive Officer for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $240,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Pursuant to the agreement the Chief Executive Officer was granted 700,000 shares of the Company's common stock at May 16, 2002, the Company's inception.

      On April 1, 2003, the Company entered into an employment agreement with the President and Chief Executive Officer of its wholly-owned subsidiary for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $175,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. For the period from April 1, 2003 to March 31, 2004, the Company has incurred $175,000 of compensation expense relating to this contract of which $65,000 has been accrued at March 31, 2004. The President and Chief Executive Officer of Forward Solutions, Inc. also received 100,000 shares of common stock as part of the compensation package, and is eligible for a retention bonus at the discretion of the Board of Directors. Compensation expense of $500,000 was recorded in the year ended March 31, 2004 related to these shares.

      On July 15, 2003, the Company entered into a consulting agreement with its Chief Operating Officer and International President for a period of 3 years, subject to certain cancellation provisions including a mutual 90-day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with the Company, and provides for other restrictions to protect the intellectual and business property of the Company.

      On January 1, 2004, the Company entered into an employment agreement with its Vice President Finance Operations for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $160,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. For the period from April 1, 2003 to March 31, 2004, the Company has incurred $40,000 of compensation expense relating to this contract of which $10,000 has been accrued at March 31, 2004. In addition, the Vice President Finance Operations was paid $61,910 for prior consulting services during the period ending March 31, 2004. Pursuant to the employment agreement, the Vice President Finance Operations also received 125,000 options for the purchase of common stock, which as of March 31, 2004 were subject to approval by the Board of Directors.

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

      As of March 31, 2004, $90,000 of the prepayment was due. Subsequent to March 31, 2004, the Company acquired the remaining outstanding stock of First Person Software, Inc. and has since assumed this liability. See Note 10.

9.    COMMITMENTS AND CONTINGENCIES

      Sub-lease Agreement - In April 2003, the Company entered into a 20 month sub-lease agreement with a third party for 2,186 square feet of office space located in San Ramon, California. The agreement commenced May 1, 2003 and requires monthly sub-lease payments of $3,607 through December 31, 2004. The payments include the use of existing furniture and equipment located on the premises. The agreement also provided a right of first refusal to sub-lease an additional 1,519 square feet that was optioned to the Company on August 15, 2003. The Company agreed to sub-lease the additional space for an additional monthly payment of $2,506. The termination of this portion of the sub-lease is also December 31, 2004.

      Future minimum sublease payments under this operating lease as of March 31, 2004, are as follows:

                  2005                             $    55,017
                                                   ===========
                  Total                            $    55,017
                                                   ===========

      Total rent expense for the year ended March 31, 2004, the period from May 16, 2002 (inception) to March 31, 2003 and the period from May 16, 2002 (inception) to March 31, 2004, was $51,905, $0, and $51,905, respectively.

      Litigation - On September 15, 2003, the Company filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, South West District (the "Superior Court") captioned PowerHouse Technologies Group, Inc. v. Proctor, et. al., (case no: YC047491) (the "Proctor Litigation"). Named as defendants therein are Joseph Ford Proctor, the Chief Executive Officer of MayFair Capital Group Limited, BrickHouse Capital Venture Limited ("BrickHouse"), Julie Holfinger, and others. The complaint alleges that the defendants, in connection with a capital-raising effort for the Company, diverted a significant amount of funds from the Company. The complaint seeks to recover the diverted funds and to enjoin the transfer, sale or exercise of voting rights with respect to approximately 7 million shares of Company Common Stock claimed by the defendants, which would represent approximately 67% of the total shares of Common Stock currently outstanding (the "Proctor Group Shares"). On November 5, 2003, the Superior Court, without prejudice, declined to continue the temporary restraining order granted to the Company on September 15, 2003. Trial is tentatively set for November 2004. The status of this litigation is uncertain since Joseph Proctor terminated his lawyers and recently obtained new counsel.

      The Company and its Board of Directors believes, based upon a review of all relevant information available to the Company and after consulting with the Company's counsel, that the Proctor Group Shares were illegally and invalidly issued and therefore, the Board of Directors of the Company has determined that the Proctor Group Shares are, and are to be deemed to be, not validly issued and outstanding and that the holders of those shares shall not be entitled to exercise any of the voting and other rights and privileges of stockholders of the Company in respect of such shares. The Board of Directors of the Company has taken actions it believes to be necessary and appropriate to implement the foregoing determinations.

      By letters dated November 20, 2003, and December 2, 2003, BrickHouse demanded payment by the Company of $5,000 for monthly consultant services for July 2003 and August 2003 and $622,354.86 for expenses allegedly advanced to, or for the benefit of, the Company. The Company has declined the request for payment and has informed BrickHouse that such amounts that may be owed to or from BrickHouse and its affiliates, or the Company and its affiliates, are the subject of the Proctor Litigation pending in the Superior Court.

      By letters dated May 9, 2003 and June 9, 2003, five persons indicated that in 2001 they purchased approximately 179,450 shares of Common Stock in the Company "through Joseph Proctor and Julie Holfinger". The alleged investors informed the Company that they have not received confirmation of their investments nor any stock certificates despite sending "numerous" communications to Mr. Proctor and Ms. Holfinger. The alleged investors advised the Company that they will pursue criminal and civil actions against the Company. Despite requests made to the alleged investors, the Company has not received any documentation evidencing the investments. Additionally, one person indicated that $25,000 in unpaid salary, 10,000 shares of Common Stock and 25,000 options to purchase shares of Common Stock had not been paid pursuant to an alleged employment agreement. The Company is investigating these matters and intends to formulate a response in light of the results of its investigation and whatever additional documentation may be produced by the parties involved.

      On December 1, 2003, the Company and Forward Solutions, Inc. were served a complaint filed in the Superior Court of the State of California and for the County of Los Angeles, Central District by Draft, Inc., ("Draft"), a Delaware corporation (case no. BC306660), alleging breach of contract and related claims pursuant to an alleged contract to develop and implement a direct marketing program for the Company. The suit claims damages of approximately $445,000 plus an alleged bonus based on product sales. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

      On May 21, 2004, the Company filed a Cross-Complaint against Draft and its Chief Executive Officer, Howard Draft, alleging negligent misrepresentation, breach of oral contract and the covenant of good faith and fair dealing, and unjust enrichment. The Cross-Complaint seeks to recover $85,000 that the Company paid to Draft for its services and an additional unspecified amount based on the negligence claim.

      The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position.

10.   SUBSEQUENT EVENTS

      Sale of Series A Senior Convertible Preferred Stock - On April 22, 2004, the Company entered into an agreement with Middlebury Capital, LLC for the sale of up to $15 million of the Company's Series A Senior Units. The offering is conditioned upon selling a minimum of $8 million of Series A Senior Units. The Series A Senior Units are composed of four (4) shares of Series A Senior Convertible Preferred Stock and one (1) Warrant. The offering price is $3.06 per unit. The shares accrue a dividend at a rate of 8% per annum which is payable on a semi-annual basis. In addition to certain benefits over common shares, the Series A Senior Convertible Preferred Stock also has a liquidation preference in the event the Company is unsuccessful in the Proctor Litigation and shares of common stock are awarded to any defendant of the Proctor Group. See Note 9. In June 2004, the Company and Middlebury Capital, LLC agreed to an initial closing on approximately $8,722,605 under the terms of this agreement. The units contemplated in this offering were still available for sale as of June 30, 2004.

      Additionally, this agreement provided for a Bridge Loan. See Note 4. The terms of the notes were interest only for 12 months payable after 90 days at a rate of 10%. The notes were automatically converted into Series A Senior Units as described above at a rate of $2.29 per share upon the first closing. The Company was successful raising $2,100,000 under the terms of the Bridge Loan. Upon the initial closing, the convertible notes at March 31, 2004 of $1,684,000, together with accrued and unpaid interest were converted into the Senior Units. At the conversion date, the Company will record additional beneficial conversion of approximately $169,000 that will be charged to interest expense as of the date of conversion.

      Merger with First Person Software, Inc. - On June 18, 2004, the Company entered into an agreement to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of Common Stock of the Company , at an aggregate of $2,500,000. The cash consideration is currently being held in escrow by an authorized agent and that will be released only upon the satisfactory review by the Company of First Person's financial statements. A certain number of shares of Common Stock are also being held in escrow by the same agent, which will only be released upon the satisfactory achievement by the Company of certain performance milestones related to the ongoing First Person operations within the applicable periods specified in the Merger Agreement. Immediately prior to the Acquisition, the Company owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by the Company in November 2002. See Note 3.

      Warrants - Subsequent to March 31, 2004, the Company issued 5,000 warrants for consulting services.

      Rescission Offer - Contemporaneous with the Senior A Units Offering, the Company offered to certain of its existing shareholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by the Company) the opportunity to rescind the purchase of such shares for either the cash consideration paid for the shares, with interest, or Junior Units, consisting of shares of Series A Junior Convertible Preferred Stock, convertible at $3.06 per share (the "Junior Preferred Stock") and Series A Junior Common Stock Purchase Warrants, exercisable for one (1) share of Common Stock at an exercise purchase price of $3.83 (the "Junior Warrants" and the offerings referred to, the "Rescission Offer" and "New Junior A Units Offering").

      The Junior Preferred Stock has certain preferences over common stock including an anti-dilution provision in the event the Company is unsuccessful in its current litigation with the Proctor Group (see caption "Legal Matters" above). The Junior Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

      The Rescission Offer was completed on June 4, 2004 and holders of approximately 975,144 shares of Common Stock accepted the Rescission Offer in exchange with Junior Units and holders of approximately 51,500 shares of Common Stock accepted the Rescission Offer for cash consideration. Holders of approximately 56,998 shares of Common Stock retained their ownership of Common Stock as originally purchased.

      The Company entered into an agreement with a professional services firm in which the firm agreed to provide future services to the Company in return for the issuance of 15,000 shares of restricted Common Stock of the Company. The shares were issued June 9, 2004 in full satisfaction for all services rendered to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountant

As reported in the Company's Report on Form 8-K filed under the Securities Exchange Act of 1934 on November 21, 2003, effective November 19, 2003, the Company dismissed Kenny H. Lee, CPA Group, Inc. ("Lee") as the Company's independent accountant.

Lee had served as the Company's principal independent accountant to audit the Company's financial statements for the fiscal years ended March 31, 2002, and March 31, 2003. Lee's audit reports for fiscal years ended March 31, 2002, and March 31, 2003, and Note 2 to the corresponding financial statements, contained a qualification regarding the Company's ability to continue as a going concern due to incurred net losses, accumulated deficits, defaults in lines of credit due to recurring losses from operations, and the inability to obtain adequate financing and such audit reports stated these factors raised "substantial doubt" about the Company's ability to continue as a going concern (the "Going Concern Qualifications"). The audited financial statements of the Company for the fiscal years ended March 31, 2002, and March 31, 2003, did not include any adjustments in respect of the Going Concern Qualifications.

Other than the Going Concern Qualifications, the audit reports of Lee on the financial statements of the Company for the fiscal years ended March 31, 2002, and March 31, 2003, and any subsequent interim period, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The dismissal of Lee was approved by the Audit Committee of the Board of Directors of the Company on November 14, 2003.

In connection with the audits of the financial statements of the Company for the fiscal years ended March 31, 2002, and March 31, 2003, and any subsequent interim period, the Company had no disagreement with Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Lee, would have caused Lee to make reference to the subject matter of the disagreement(s) in connection with Lee's reports.

During the Company's fiscal years ended March 31, 2002, and March 31, 2003, and all subsequent interim periods, Lee did not advise the Company of any of the matters identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

The Company requested that Lee furnish it with a letter addressed to the Securities and Exchange Commission stating whether Lee agreed with the above statements and, if not, stating the respects in which Lee did not agree. A letter from Lee expressing his agreement with the statements contained in the Form 8-K filed on November 14, 2003 is attached hereto as Exhibit 16.1.

New Independent Accountant

As of November 14, 2003, the Company engaged Hein & Associates LLP ("Hein") as its new independent accountants. The engagement of Hein was approved by the Audit Committee of the Board of Directors of the Company on November 14, 2003.

During the fiscal years ended March 31, 2002, and March 31, 2003, and all subsequent interim periods prior to the engagement of Hein, neither the Company nor anyone acting on the Company's behalf consulted Hein regarding either of the following: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statement, and neither a written report nor oral advice was provided by Hein to the Company that Hein concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a "disagreement," as that term is defined in Item 304(a)(l)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a "reportable event," as that term is defined in Item 304(a)(l)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the "Evaluation Date"). Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

On October 6, 2003, James Palmer resigned as a director of the Company. On October 6, 2003, Robin Hutchison was appointed as a director.

The names of the members of the Company's Board of Directors and other persons who make a significant contribution to the Company's business, as well as biographical information for those persons as of June 24, 2004, are set forth below:

NAME                    AGE     POSITIONS AND OFFICES HELD              SINCE
-------------------     ---     -----------------------------------     ---------------
Jay Elliot               65     Director, Chief Executive Officer       May 16, 2002
                                and Chairman of the Board
Gregory Duffell          42     Director, International President       May 16, 2002
Robin Hutchison (1)      48     Director                                October 6, 2003
Joshua Feller            46     President, Forward Solutions, Inc.      April 1, 2003
David Wells              41     Vice President - Finance Operations     January 1, 2004

(1) Member of the Audit Committee.

Jay Elliot, Age 65

Mr. Elliot has over 30 years operating experience with corporations including IBM, Intel and Apple Computers. From 1980 to 1986, Mr. Elliot served as the Executive Vice-President of Apple Computers, reporting directly to Steven Jobs, founder and Chairman of the Board. In his role with Apple, Mr. Elliot was responsible for Finance, Managed Information Services (MIS), Real Estate, Apple Far East Sales, the Apple Foundation, and Corporate Planning. Mr. Elliot was also the Chief Operating Officer of the Macintosh division, reporting directly to Steven Jobs as president. When Mr. Elliot joined Apple in 1980, sales were $150 million and at his departure in 1986 sales were in excess of $1.0 billion dollars.

Previous to his tenure with Apple, Mr. Elliot served as a Site Director of IBM from 1977 to 1979, as well as heading the 16,000 person software division. In 1979, Mr. Elliot left IBM to join Intel. Mr. Elliot also served as a Site Director of Intel from 1979 to 1980 and was the creator of the Intel Foundation. In addition to his substantial technology background, Mr. Elliot also has extensive experience in both the entertainment and healthcare industries. From 1988 to 1994, Mr. Elliot served as the Chief Executive Officer of San Francisco Studios where he produced the Academy Award-nominated documentary, "Berkeley in the Sixties," as well as the NBC television series, "Midnight Caller" and numerous sports programs for NBC, CBS, and ABC, including the Barcelona Olympic Games. From 1994 to 1998, Mr. Elliot also served as President of Acclaim West, producing programs for Fox, UPN, the Playboy Channel and Telemundo.

On the healthcare side, Mr. Elliot was the Chief Executive Officer of New Health Systems from 2000 to 2001, a network technology company connecting physicians and vendors to patients and affiliated hospitals.

Gregory Duffell, Age 42

Mr. Duffell is a senior executive with 20 years of international business experience in Europe, the Middle East and the Asia Pacific region. In 1983, after serving as a pilot in the Royal Australian Air Force, Mr. Duffell embarked on an extensive business development and franchise career, with Budget Rent-A-Car International initially in Australia and later relocated to Singapore. From 1987 to 1994, Mr. Duffell was the Regional Director - Asia Pacific, and was credited with opening over 200 franchise office locations during his 11 years with Budget. After a few years consulting in US technology transfers to Asia, Mr. Duffell in 1997 became the General Manager for the Thomas Cook Group - Worldwide Network, based in London, UK responsible for developing and implementing an Internet eCommerce solution in more than 120 countries and 3000 travel agencies. Upon returning to Asia in 2000 Mr. Duffell consulted to a number of technology projects including interactive kiosks; Bancassurance turnkey solutions and teleradiology diagnostic healthcare.

R.B. (Rob) Hutchison, Age 48

Mr. Hutchison is a technology innovator and business entrepreneur providing guidance for strategic business development. Mr. Hutchison has more than 23 years of experience in the field of information technology. Most recently, in December 2003, Mr. Hutchison joined the management team of Applied DNA Sciences as CEO.

Mr. Hutchison is the founder of several companies, including eCharge Corporation of Seattle, Wash., specialists in alternative payment methods for the Internet. From 1997 to 2002, Mr. Hutchison served as eCharge's President and Chief Technical Officer and played an integral role in raising in excess of $90 million in private financing. Mr. Hutchison pioneered, and holds the patent pending on, unique digital certificate technology using Bio-metrics that enabled eCharge to provide secure Internet commerce transactions. He remains on the Board of Directors of eCharge, after retiring from the company in 2002 to assist in the development of several start-up and mature technology companies, including Bit Learning, Via Vis Technologies Inc., One Person Health Inc. and Applied DNA Canada.

Mr. Hutchison is also a member of the Board of Directors of Golden Goliath Resources and Serebra Learning Corporations.

Prior to co-founding eCharge, Mr. Hutchison was president of Canada-based SNI Corporation from 1994 to 1997, specialists in the integration of SUN Microsystems UNIXbased systems and Internet and computer firewall security. SNI served as lead architects of BC Telephone's Sympatico Internet service. From 1990 to 1993, Mr. Hutchison also served as the Western Regional Director of Sales & Operations for Everex Canada Inc., and as Vice President and co-founder of Vivox International Inc.

Joshua Feller, Age 46

Mr. Feller is president and chief operating officer of Forward Solutions, Inc. Mr. Feller is actively supervising the Company's operations related to the creation and distribution of a family of mobile computing devices dubbed the "Migo". Mr. Feller brings to the Company more than 25 years' experience as a senior executive of high-tech corporate development, sales and operations for both traditional and startup companies. Mr. Feller spent 15 years (from 1982 to 1997) with ComputerLand Corp., where he served in various roles, including Chief Operating

Officer and Vice President of Franchise Operations. There he managed that company's sales and franchise operations and affiliate distribution program, increasing sales by more than $350 million with 700 new dealers in its first year. He then oversaw the growth of the business to more than $1.2 billion in subsequent years. More recently, he spent three years commencing 1997 as Managing Director of Martin Wolf Associates, representing companies in both buy and sell side merger transactions and from 2000 to 2002 was Chief Executive Officer of milesandpoints.com, a travel-related Internet company.

David Wells, Age 41

Mr. Wells has 19 years of experience in financial and corporate management, with particular emphasis as a negotiator, moderator, decision-maker and motivator with operations and administrative matters in finance, human resources, facilities management and intellectual property. In July, 2003, Mr. Wells came to the Company from Insurance Services of America, where he was acting Chief Operating Officer and Chief Financial Officer from May 2002 to June 2003. He previously served as Vice President, Finance and Administration for three companies: BroadStream, Inc. (November 2000-January 2002); Hollywood Stock Exchange, an internet gaming company (January 1999-September 2000); and ITE USA/Webchoice (July 1998 to January 1999). Before that he was the Chief Financial Officer of HSO Business Systems (1997) and held positions as a Senior Business Analyst, Controller, Sales Representative and Commercial/Corporate Lending officer with a number of California firms. He holds an MBA from Pepperdine University and a BA from Seattle Pacific University.

Audit Committee Financial Expert

Due to limited resources, the Company does not yet have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, on its audit committee.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(2)(58)(A) of the Exchange Act. Robin Hutchison currently is the sole audit committee member.

Shareholder Recommendation of Board Nominees

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

Due to limited resources, the Company has not yet adopted a Code of Ethics. The Company expects to adopt its Code of Ethics before September 30, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended March 31,

2004 and 2003 to (i) the Company's chief executive officer ("CEO") during fiscal 2004; and (ii) the Company's three most highly compensated employees other than the CEO who were serving as executive officers at the end of fiscal 2004.

Summary Compensation Table

                                    Annual Compensation
                                    -------------------




                                              Bonus        Other Annual
Name and Position     Year     Salary ($)      ($)       Compensation ($)
-----------------     ----     ----------     ------     ----------------
Jay Elliot,           2004        240,000        ---                  ---
Chairman, CEO         2003        240,000        ---                  ---

Gregory Duffell,      2004        200,000        ---                  ---
Director,
International
President

Joshua Feller,        2004        175,000        ---                  ---
President,
COO--Forward
Solutions, Inc.

David R. Wells,       2004        160,000        ---                  ---
VP Finance
Operations
                                                   Long-term Payouts
                                                   -----------------
                                Awards                 Payouts
                                ------                 -------
                      Restricted      Options (#
                      Stock ($ as         of
                      of date of      underlying     LTIP payouts         All Other
Name and Position       grant)        securities          ($)          Compensation ($)
-----------------     -----------     ----------     -------------     ----------------
Jay Elliot,                   ---            ---               ---                  ---
Chairman, CEO                 ---            ---               ---                  ---

Gregory Duffell,              ---            ---               ---                  ---
Director,
International
President

Joshua Feller,                ---            ---               ---                  ---
President,
COO--Forward
Solutions, Inc.

David R. Wells,               ---        125,000               ---                  ---
VP Finance
Operations

Option/SAR Grants in Fiscal Year 2004

The Company did not grant any stock options or stock appreciation rights ("SARs") during the fiscal year ended March 31, 2004.

Aggregated Option/SAR Exercises in Fiscal Year 2004 and Fiscal Year 2004 Options/SAR Values

There were no exercises of options for the fiscal year ended March 31, 2004 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Employment Contracts

On May 16, 2002, the Company entered into an employment agreement with its President and Chief Executive Officer for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $240,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. The President and Chief Executive Officer also received 700,000 shares of common stock as part of the compensation package and is eligible for a retention bonus at the discretion of the Board of Directors.

On April 1, 2003, the Company entered into an employment agreement for the President and Chief Executive Officer of Forward Solutions, Inc. for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $175,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. The President and Chief Executive Officer of Forward Solutions, Inc. also received 100,000 shares of common stock as part of the compensation package and is eligible for a retention bonus at the discretion of the Board of Directors.

On July 15, 2003, the Company entered into a consulting agreement with its International President for a period of 3 years, subject to certain cancellation provisions, including a mutual 90 day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses, including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with the Company, and provides for other restrictions to protect the intellectual and business property of the Company.

On January 1, 2004, the Company entered into an employment agreement with its Vice President Finance Operations for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $160,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. In addition, the Vice President Finance Operations was due $17,500 for prior consulting services during the period ending March 31, 2004. The Vice President Finance Operations also received 125,000 options for the purchase of common stock, to be approved by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 2004, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under Item 10, "Executive Compensation"; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 2694 Bishop Drive, Suite 270, San Ramon, CA 94583.

                                            Amount Beneficially Owned
Title of Class       Name and Address        and Nature of Ownership      Percentage of Class
--------------     --------------------     -------------------------     ----------
Common Stock            Jay Elliot               700,000--direct                 18.6%
Common Stock         Gregory Duffell             500,000--direct                 13.3%
Common Stock          Joshua Feller              100,000--direct                  2.7%
Common Stock         Robin Hutchison             25,000--direct           less than 1%
Common Stock           David Wells                  50,000 (1)            less than 1%
Common Stock         All officers and           1,450,000--direct                38.6%
                   directors as a group

FOOTNOTES

(1) This does not include options expected to be granted by the Board of Directors to buy 75,000 shares of Common Stock at a price to be determined (see
Item 7 "Financial Statements" under note 7, Options, of notes to the financial statements).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2004, the Company was in discussion concerning a proposed transaction with First Person Software. The proposed transaction consisted of First Person merging with and into PowerHouse Acquisition, a newly created wholly-owned subsidiary of the Company, with PowerHouse Acquisition remaining as the surviving entity. Jay Elliot is a director of First Person and is the Chief Executive Officer and the Chairman of the Board of the Company, which holds approximately 46.43% of the fully diluted capital stock of First Person. In addition, each of Christopher Neumann and David Brett Levine, directors and executive officers of First Person, hold approximately 22.90% of the fully diluted capital stock of First Person and, at the effective time of the contemplated merger, each would become an employee of the Company and would receive compensation and benefits from the Company. Subsequent to March 31, 2004, the merger with First Person was consummated (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Merger with First Person Software, Inc." above).

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Exhibits

1. Agreement and Plan of Merger, dated as of May 28, 2004, by and among the Company, PowerHouse Acquisition, First Person, Christopher Neumann, David Brett Levine and Karl Jacob, acting solely as shareholder representative, hereby incorporated by reference from the Company's Current Report on Form 8-K filed on July 6, 2004.

3.1  Company's Amended Articles of Incorporation

3.2  Company's Bylaws

9. Letter regarding the change in independent accountant, hereby incorporated by reference from the Company's Current Report on Form 8-K filed on December 10, 2003.

11. List of subsidiaries

31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports On Form 8-K

The following Form 8-K reports were filed during the last quarter of the fiscal year ended March 31, 2004 and are hereby incorporated by this reference:

Form 8-K/A filed on January 28, 2004, with respect to Item 7(a) "Financial Statements of Businesses Acquired" and Item 7(b) "Pro Forma Financial Information"

Form 8-K filed on March 31, 2004, with respect to Item 5 "Other Events" and Item 7(c) "Exhibits"

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for services Hein provided during fiscal years 2004 and 2003:

                                              2004     2003
                                           -------     ----
                     Audit fees(1)         $79,332     $---
                     Audit related             ---      ---
                     fees(2)                  `         `
                     Tax fees(3)               ---      ---
                     All other fees(4)      $5,000      ---
                        Total              $84,332     $---

 (1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financials statements and advice on accounting matters that arose during the audit.

(2) During fiscal year 2004 and 2003 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

(3) Represents fees for services and advice provided in connection with preparation of the Company's federal and state tax returns.

(4) Represents fees in connection with the Company's purchase of First Person Software, Inc.

The Company's Audit Committee has determined that the provision of non-audit services by Hein is compatible with maintaining their independence, and none of such services were pre-approved pursuant to the de minimis exception provided in
Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Generally, the Audit Committee approves in advance audit and non-audit services to be provided. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       POWERHOUSE TECHNOLOGIES GROUP, INC.



Date: July 14, 2004       By: /s/ Jay Elliot
                              --------------------------------------------------
                              Jay Elliot
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



Date: July 14, 2004       By: /s/ David R. Wells
                              --------------------------------------------------
                              David R. Wells
                              Vice President Finance Operations
                              (Principal Financial and Accounting Officer)