Form 10QSB
period 2004-06-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-09-13
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                  -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                    For the transition period from ___ to ___

                       Commission file number: 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                94-3334052
-----------------------------------------        ------------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)

      2694 Bishop Drive, Suite 270
             San Ramon, CA                                94583
-----------------------------------------        ------------------------
         (Address of principal                         (Zip Code)
           executive offices)

       Issuer's telephone number:                    (925) 328-1100
                                                 ------------------------
 Former name, former address and former
   fiscal year, if changed since last                      N/A
                 report                          ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                            90 days. Yes [X ] No [ ]

   As of September 13, 2004, there were 2,870,928 shares of the issuer's common stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            POWERHOUSE TECHNOLOGIES GROUP, INC.
                               (A Development Stage Company)

                        Condensed Balance Sheet as of June 30, 2004


                                                                  Jun. 30, 2004
                                                                   (Unaudited)

                                          ASSETS
                                          ------

Current Assets:
Cash and cash equivalents                                         $   4,317,880
Inventory                                                               169,090
                                                                  -------------
Total current assets                                                  4,486,970

Other Assets:
Software technology                                                   2,327,502
Other assets                                                             85,872
                                                                  -------------
Total other assets                                                    2,413,374


Total Assets                                                      $   6,900,344
                                                                  =============

     LIABILITIES AND Stockholders' Equity (Deficit)
     ----------------------------------------------

Current Liabilities:
Accounts payable                                                  $     766,218
Accrued compensation                                                    446,934
Accrued liabilities                                                   1,303,968
Dividends payable                                                        30,589
                                                                  -------------
Total current liabilities                                             2,547,709
                                                                  -------------
Total Liabilities                                                     2,547,709
                                                                  -------------
Commitments and contingencies

Stockholders' Equity (Deficit):
Senior A Preferred stock, $.0001 par value; 25,000,000 shares
authorized; 3,137,997 shares issued and outstanding, preference upon        314
liquidation of $14,449,290
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized; 1,082,026 shares issued and outstanding, preference upon
liquidation of $2,600,000                                                   108

Common stock, $.0001 par value; 200,000,000 shares authorized;
2,860,928 shares issued and outstanding                                     287

Additional Paid in Capital                                           23,903,427
Deficit accumulated in development stage                            (19,228,251)
Treasury stock                                                         (183,600)
Deferred consulting compensation                                       (139,650)
--------------------------------                                  -------------
Total stockholders' equity (deficit)                                  4,352,635
                                                                  -------------
Total Liabilities and Stockholders' Equity (Deficit)               $  6,900,344
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

POWERHOUSE TECHNOLOGIES GROUP, INC.
   (A Development Stage Company)


                                                                                                For the period from
CONDENSED STATEMENTS OF OPERATIONS                              For the three   For the three     May 16, 2002
                                                                months ended    months ended      (inception) to
                                                                Jun. 30, 2004   Jun. 30, 2003     June 30, 2004
                                                                (Unaudited)     (Unaudited)       (Unaudited)

Revenues                                                              $21,214              --              $366,799
                                                                -------------      ----------           -----------
       Total revenues                                                 $21,214              --              $366,799

Cost of Sales                                                         $14,492              --              $229,163
                                                                -------------      ----------           -----------
       Total cost of sales                                            $14,492              --              $229,163

Gross Profit                                                           $6,722              --              $137,636
                                                                -------------      ----------           -----------

Operating Expenses:

   Research and development                                            18,336          73,876               337,908
   Sales and marketing                                                779,462         566,365             2,748,618
   General and administrative                                         726,487         239,897             3,880,835
                                                                -------------      ----------           -----------
       Total operating expenses                                     1,524,285         880,138             6,967,361

Non-Operating Expenses:

   Other (income)\expense                                              $2,928              --               $23,292
   Loss due to theft                                                       --       1,676,570             3,142,759
   Equity in loss of investee                                          24,365          45,121               205,854
   Interest - Net                                                   2,143,084           2,220             2,210,963
                                                                -------------      ----------           -----------
       Total non-operating expenses                                 2,170,377       1,723,911             5,582,868

Loss Before Income taxes                                            3,687,940       2,604,049            12,412,593

Provision for Income Taxes                                                800              --                 2,400
                                                                -------------      ----------           -----------
Net Loss                                                           $3,688,740      $2,604,049           $12,414,993
                                                                =============      ==========           ===========

Net Loss                                                           $3,688,740      $2,604,049

Less:  Dividends on Sr. and Jr. Preferred stock                     6,813,257              --
                                                                -------------      ----------

Net Loss Allocatable to Common Shareholders                     $  10,501,997      $2,604,049
                                                                =============      ==========

Basic and Diluted Loss per Share                                $        3.04      $     1.28
                                                                =============      ==========
Weighted Average Shares Outstanding                                 3,456,439       2,037,552
                                                                =============      ==========

See accompanying notes to consolidated financial statements.

                                      POWERHOUSE TECHNOLOGIES GROUP, INC.
                                     Consolidated Statement of Cash Flows
                                                 June 30, 2004

                                                                                                For the
                                                                                                period from
                                                            For the           For the           May 16, 2002
                                                            Period Ended      Period Ended      (inception) to
                                                            Jun. 30, 2004     Jun. 30, 2003     Jun. 30, 2004
                                                            -------------     -------------     --------------
Cash Flows from Operating Activities

   Net loss                                                 (3,688,740)       (2,604,049)       (12,414,993)
   Adjustments to reconcile net loss to net cash used
     in operating activities
       Common stock issued for services                         86,250           500,000          1,290,025
       Equity in loss of investee                               24,365            45,121            205,854
       Accrued interest on notes                                    --             2,220                 --
       Interest expense relating to amortization of
         debt issuance costs                                   172,042                --          1,905,210
       Interest expense relating to amortization of
         debt discount                                       1,883,949                --            209,808
     Changes in operating assets and liabilities
       Accounts receivable                                      22,938                --                 --
       Inventory                                              (153,002)               --           (169,090)
       Other current assets                                     20,000            (4,000)                --
       License fee                                                  --                --           (118,418)
       Other assets                                            (83,823)               --            (85,872)
       Accounts payable                                       (107,791)          (70,901)           822,272
       Accounts compensation                                    97,351            54,850            429,434
       Accrued liabilities                                     251,037          (152,583)           629,896
                                                            ----------         ---------        -----------
         Net cash used in operating activities from
          continuing operations                             (1,475,424)       (2,229,342)        (7,295,874)
                                                            ----------         ---------        -----------
Cash Flows from Investing Activities
  Acquisition of First Software, Inc.                       (1,000,000)               --         (1,000,000)

  Investment in equity/investee                                     --                --           (130,000)
                                                            ----------         ---------        -----------

         Net cash used in investing activities              (1,000,000)               --         (1,130,000)
                                                            ----------         ---------        -----------
Cash Flows from Financing Activities

   Payment of finders' fee                                     (60,825)          (50,000)          (110,825)
   Payment of debt issuance costs                                   --                --            (98,425)
   Principal payment on notes payable to equity
     investee                                                       --           (90,000)          (270,000)
   Advances on common stock subscriptions                           --                --          2,233,676
   Proceeds from convertible notes                             980,000                --          2,664,000
   Proceeds from sale of common stock                        5,066,645         2,369,432          8,325,328
                                                            ----------         ---------        -----------
         Net cash provided by financing activities           5,985,820         2,229,432         12,743,754
                                                            ----------         ---------        -----------
Net Increase in cash and cash equivalents                    3,510,396                90          4,317,880
Cash and Cash Equivalents, beginning of period                 807,484                --                 --
                                                            ----------         ---------        -----------
Cash and Cash Equivalents, end of period                     4,317,880                90          4,317,880
                                                            ==========         =========        ===========

Non-cash investing and financing activity:
   Issuance of note payable for acquisition of
     investment in equity investee                                  --           270,000            270,000
   Issuance of common stock in exchange for an
     investment in equity investee                                  --           100,000            100,000
   Debt discount recognized in connection with
     issuance of convertible notes                                  --                --            239,008
   Liabilities assumed upon combination with
     Agate Technologies, Inc.                                       --                --            280,426
   Issuance of common stock in connection with
     the acquisition of First Person Software, Inc.          1,000,000                --          1,000,000
   Issuance of senior A preferred stock in
     connection with conversion of debt                      2,676,766                --          2,676,766
   Issuance of junior A preferred stock in exchange
     for common stock in connection with the
     rescission offer                                        5,410,130                --          5,410,130

PowerHouse Technologies Group, Inc.
(A Development Stage Company)

Notes to Financial Statements
For The Three Months Ended June 30, 2004 (Unaudited) and June 30, 2003 (Unaudited),
For The Period May 16, 2002 (inception) Through June 30, 2004 (Unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or under rules and regulations adopted by the Securities and Exchange Commission. These forward-looking statements are based on the Company's current expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements . Without limiting the generality of the foregoing, words such as "believe," "anticipate," "expect," "intend," "plan," "will," "could," "might" or "continue" or the negative or other variations thereof and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements by their nature involve substantial risks and uncertainties, including general economic and market conditions, the potential loss or termination of existing clients and contracts and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions, certain of which are beyond our control, and actual results may differ materially.

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

1.    Basis of Presentation
      ---------------------

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at June 30, 2004, and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended March 31, 2004, contained in our Form 10-KSB filed on July 14, 2004.

2.    Summary of Significant Accounting Policies
      ------------------------------------------

Critical Accounting Policies

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company does not consider any of its accounting policies to be critical. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company's Form 10-KSB for the year ended March 31, 2004, which was filed on July 14, 2004. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in our audited financial statements.

Revenue Recognition Policy

The Company recognizes revenue from distributors when the product has been sold to third party customers. Revenue from sales through the Company's website is recognized after the 30 day return period has lapsed.

Stock-based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and in accordance with FASB Interpretation No. 44. Pursuant to these accounting pronouncements, the Company records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date. The Company has no employee options outstanding.


New Accounting Pronouncements

On May 31, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 during the fiscal year ended March 31, 2004. The adoption of SFAS 150 did not impact the Company's financial position, results of operations or cash flow for the year ended March 31, 2004.


3.    Stock Transactions
      ------------------

The Company entered into a Placement Agency Agreement, dated as of April 7, 2004, with Middlebury Capital, LLC ("Middlebury Capital") in connection with a Senior A Units Offering of up to $15,000,000 of Senior A Units (each "Senior A Preferred Unit" being comprised of four shares of the Company's Series A Senior Convertible Preferred Stock (the "Senior A Preferred Stock") and a five-year warrant to purchase one share of Common Stock at an exercise price of $3.83 (the "Senior A Preferred Warrants")). Pursuant to the placement agent agreement, and in conjunction with other underwriter compensation, the Company granted Middlebury Capital five-year warrants exercisable for $2.29 per share to purchase up to 68,559 shares of the Company's Common Stock (the "Common Placement Agent Warrants") and five-year warrants exercisable at $3.06 per share to purchase up to 264,775 shares of the Company's Senior A Preferred Stock (the "Preferred Placement Agent Warrants"). As of June 30, 2004, all of the Common Placement Agent Warrants had been granted, and 205,347 of the Preferred Placement Agent Warrants had been granted. Subsequent to June 30, 2004, additional funding under the Senior A Units Offering was received, the Senior A Units Offering was terminated, and additional warrants were granted to Middlebury Capital. (See note 7, "Subsequent Events, Senior A Preferred Stock Second and Final Tranche Closing.")

On June 4, 2004, in connection with a rescission offer made to certain holders of its Common Stock, the Company issued 1,082,026 shares of Series A Junior Convertible Preferred Stock, convertible into Common Stock upon demand (the "Junior A Preferred Stock"), in exchange for the same number of shares of the Company's Common Stock. In addition, the Company issued, with the Junior A

Preferred Stock, five-year warrants exercisable at $3.83 per share to purchase up to 270,507 shares of the Company's Common Stock (the "Junior A Preferred Warrants"). During the quarter ended June 30, 2004, the Company recognized dividends of $1,780,708 related to this offering. (See note 6, "Commitments and Contingencies, Rescission Offer.")

On June 9, 2004, the Company issued 15,000 shares of restricted Common Stock in full satisfaction for all services rendered under a professional services agreement. The closing share price for our Common Stock on this date was $5.75 and the Company recorded consulting expense of $86,250 during the period.

On June 14, 2004, the Company closed upon the first tranche of the Company's Senior A Units Offering, which consisted of approximately $8,722,605 in total consideration from the sale of approximately 784,500 Senior A Units to certain institutional investors. The amount included approximately $2,100,000 received under a previously closed bridge financing and approximately $539,000 principal amount of previously issued convertible notes, following the conversion of the convertible notes into shares of Senior A Preferred Stock in connection with the Senior A Units Offering. (See note 5, "Secured Convertible Notes and Secured Bridge Notes.") In connection with the Senior A Units Offering, the Company issued 3,137,997 shares of Senior A Preferred Stock. The Company also issued five-year warrants exercisable at $2.29 per share to purchase 287,473 shares of the Company's Common Stock related to the convertible and bridge financing, and Senior A Preferred Warrants to purchase 784,500 shares of the Company's Common Stock related to the Senior A Units Offering. (See note 5, "Secured Convertible Notes and Secured Bridge Notes.") The Company recognized dividends of $5,021,960 related to the beneficial conversion of the Senior A Preferred Stock to Common Stock in connection with the June 14, 2004 closing.

On June 18, 2004, the Company issued a total of 217,938 shares of Common Stock in connection with the Company's acquisition of those shares of First Person Software, Inc. ("First Person") that were not previously owned by the Company. The Company also reserved for issuance an additional 108,991 shares of the Company's Common Stock, the issuance of which is contingent upon the satisfaction of certain performance milestones. (See note 6, "Commitments and Contingencies, Merger with First Person Software, Inc.")

Subsequent to June 30, 2004, the Company closed on the second and final tranche of the Senior A Units Offering. (See note 7, "Subsequent Events, Senior A Preferred Stock Second and Final Tranche Closing.")

4.    Lease Agreements
      ----------------

In April 2003, the Company entered into a 20-month sub-lease agreement with a third party for 2,186 square feet of office space located in San Ramon, California. The agreement commenced May 1, 2003, and requires monthly sub-lease payments of $3,607 through December 31, 2004. The payment includes the use of existing furniture and equipment located on the premises. The agreement also provided a right of first refusal on an additional 1,519 square feet that was optioned to the Company on August 15, 2003. The Company agreed to lease the additional space for an additional monthly payment of $2,506. The termination of this portion of the lease is also December 31, 2004.

Future minimum facilities sublease rental expense as of June 30, 2004, is as follows:

                  -----------------------------------------------
                  2005                             $    36,678
                  -----------------------------------------------

                  -----------------------------------------------
                  Total                            $    36,678
                  -----------------------------------------------

Subsequent to June 30, 2004, the Company entered into a further amendment granting them additional space adjacent to the San Ramon facility. (See note 7, "Subsequent Events, Lease Agreement.") Also, the Company entered into a new lease for space in San Francisco. (See note 7, "Subsequent Events, Lease Agreement.")

5.    Secured Convertible Notes and Secured Bridge Notes
      --------------------------------------------------

In October 2003, the Company offered up to $10,000,000 principal amount of secured convertible notes, bearing 10% interest per annum with a maturity of 10 years (the "Convertible Notes"). At the time of issuance, the Convertible Notes were secured by all of the Company's intellectual property and tangible assets, current and future. The terms of the Convertible Notes provided that the holder of the Convertible Notes, at its option, could convert the principal and interest of the Convertible Notes into Common Stock at any time at an initial conversion price of $4.00 per share. As of June 14, 2004, the Company had issued approximately $539,000 of

Convertible Notes.

In March 2004 and in conjunction with the commencement of the Company's Senior A Units Offering, the Company entered into a Security Agreement with, and issued Secured Convertible Promissory Notes to, certain investors (the "Security Agreement" and the "Bridge Notes", respectively, and collectively, the "Bridge Financing") to secure immediate funding of up to $1,250,000. By their terms, the Bridge Notes bore interest at the rate of 10% per annum, commencing 90 days from the date of their issuance and were secured by all of the Company's assets pursuant to the Security Agreement. The Bridge Notes were due on various dates between March 2, 2005 to March 31, 2005, unless repaid in conjunction with the Senior A Units Offering. As of June 14, 2004, the Company had issued approximately $2,100,000 of Bridge Notes. In conjunction with the Bridge Notes, the Company issued five-year warrants exercisable for $2.29 per share to purchase up to 287,473 shares of the Company's Common Stock (the "Bridge Warrants").

In connection with the Bridge Financing, the Company and the holders of the Convertible Notes agreed to exchange the Convertible Notes for Bridge Notes. On June 14, 2004, the first tranche of the Senior A Units Offering was completed, and in accordance therewith, all of the Bridge Notes then outstanding, including the Convertible Notes that had been exchanged for Bridge Notes, were, by agreement between the Company and the holders of the Bridge Notes, exchanged into Senior A Units. The Company recorded discounts related to the allocation of the proceeds to the Bridge Warrants and beneficial conversion features of the Convertible Notes and Bridge Notes of $1,717,726. Such discounts were recorded as interest expense upon conversion of the Convertible Notes and Bridge Notes into shares of Senior A Preferred Stock. No further obligations related to the Convertible Notes or Bridge Notes remained as of June 30, 2004.

6.    Commitments and Contingencies
      -----------------------------

Rescission Offer

Contemporaneous with the commencement of the Senior A Units Offering, the Company conducted a Rescission Offer that it made to certain of its existing stockholders who had originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios, Inc. (and after May 19, 2003, by the Company). Pursuant to the Rescission Offer, these stockholders were given the opportunity to rescind the purchase of such shares for either the cash consideration paid for the shares, with interest, or Series A Junior Units, each such Junior A Preferred Unit being comprised of four shares of Junior A Preferred Stock, and Junior A Preferred Warrants.

The Rescission Offer was based on certain of the matters alleged by the Company in the Proctor Litigation. (See this note 6, "Commitments and Contingencies, Litigation.") Stockholders who accepted the Rescission Offer were required to give general waivers and releases with respect to certain potential claims against the Company. The Junior A Preferred Stock has certain preferences over the Common Stock, including an anti-dilution provision in the event the Company is unsuccessful in its current litigation with the Proctor Group. The Junior A Preferred Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

The Rescission Offer was completed on June 4, 2004, and holders of approximately 1,082,026 shares of Common Stock accepted the Rescission Offer in exchange for Series A Junior Units and holders of approximately 46,500 shares of Common Stock accepted the Rescission Offer for cash consideration. Holders of approximately 119,665 shares of Common Stock retained their ownership of Common Stock as originally purchased.

Merger with First Person Software, Inc.

On May 28, 2004, the Company entered into a merger agreement (the "FPS Merger Agreement") with First Person and its stockholders (either directly as signatories to the FPS Merger Agreement or as parties in interest to the FPS Merger Agreement, represented by a duly authorized representative) to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of Common Stock of the Company, at an aggregate consideration of $2,500,000 (the "FPS Merger"). The Company issued 217,938 shares of Common Stock to the holders of First Person shares. The consideration included a certain amount of cash that was held in escrow by an authorized agent and was released, subsequent to June 30, 2004, upon the satisfactory review by the Company of First Person's financial statements, and further includes 108,991 shares of Common Stock that are currently being held in escrow by the same agent and that will only be released upon the satisfactory achievement by the Company of certain performance milestones within the applicable periods specified in the FPS Merger Agreement. (See note 7, "Subsequent Events, Release of First Person Escrow Cash Consideration.") Pursuant to the FPS Merger Agreement, the number of shares issued in connection with the FPS Merger was based on the average closing price of the Company's Common Stock for a total of 20 days immediately prior and subsequent to the announcement of the acquisition. Immediately prior to the FPS Merger, the Company owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by the Company in November 2002. The FPS Merger became effective on June 18, 2004. All the employees of First Person were offered, and accepted, employment in the Company.

The Company will give accounting recognition for the shares held in escrow related to the performance milestones noted above, if and when the performance milestones are achieved and the shares are released from escrow. The first evaluation period occurs approximately 90 days from the closing of the transaction. The allotted shares, when released from escrow due to the attainment of the performance milestones, will result in an increase to the value of the assets of First Person purchased by the Company.

As of June 18, 2004, the effective date of the FPS Merger, the assets and liabilities of First Person have been allocated as follows:

Cash                                             $     403
Stock of the Company (to become treasury shares)   183,600
Software technology                              2,327,502
Accounts payable                                   (56,054)
                                                 ---------
                                               $ 2,455,451

The Company's assessment is that the weighted average useful life of the acquired net intangible assets will be 5 years. The acquired net intangible assets will be amortized using the straight-line method.

The following unaudited proforma condensed statement of operations assumes the acquisition occurred as of the beginning of the periods presented and presents proforma financial information for the periods ended June 30, 2004 and 2003. There would be no proforma impact on revenue from this acquisition. In the Company's opinion, all adjustments necessary to present fairly such unaudited proforma condensed statement of operations have been made.

                                               June 30, 2004       June 30, 2003
                                               -------------       -------------
Net Loss as reported                              $3,688,740          $2,604,049
Adjustment for First Person (1)                       26,437              46,963
Proforma Net Loss                                 $3,715,177          $2,651,012
Basic and Diluted as reported                        ($3.04)             ($1.28)
Proforma Basic and Diluted                           ($3.05)             ($1.30)

(1) Reflects additional loss related to the 51% not owned by the Company as of April 1, 2004

Litigation
----------

Proctor, et. al. and Related Matters

On September 15, 2003, the Company filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, South West District (the "Superior Court") captioned PowerHouse Technologies Group, Inc. v. Proctor, et. al., (case no: YC047491) (the "Proctor Litigation"). Named as defendants therein are Joseph Ford Proctor ("Proctor"), the Chief Executive Officer of MayFair Capital Group Limited, BrickHouse Capital Venture Limited ("BrickHouse"), Julie Holfinger, and others. The complaint alleges that the defendants, in connection with a capital-raising effort for the Company, diverted a significant amount of funds from the Company. The complaint seeks to recover the diverted funds and to enjoin the transfer, sale or exercise of voting rights with respect to approximately 7,000,000 shares of Common Stock claimed by the defendants, which would represent approximately 67% of the total shares of Common Stock currently outstanding (the "Proctor Group Shares"). On November 5, 2003, the Superior Court, without prejudice, declined to continue the temporary restraining order granted to the Company on September 15, 2003. Subsequent to June 30, 2004, Proctor's lawyers terminated their representation of him and certain of the other defendants in the case and no new counsel has made an appearance in this case to date. Trial is tentatively set for November 2004.

The Company and its Board of Directors believes, based upon a review of all relevant information available to the Company and after consulting with the Company's counsel, that the Proctor Group Shares were illegally and invalidly issued and, therefore, the Board of Directors of the Company has determined that the Proctor Group Shares are, and are to be deemed to be, not validly issued and outstanding and that the holders of those shares shall not be entitled to exercise any of the voting and other rights and privileges of stockholders of the Company in respect of such shares. The Board of Directors of the Company has taken actions it believes to be necessary and appropriate to implement the foregoing determinations. However, an unsuccessful result in the Proctor Litigation or actions against the Company and certain of its officers and directors with respect to matters included in or arising from the Proctor Litigation, if brought by stockholders, could have an adverse impact on the market for and the value of the Company's securities and the Company's ability to raise additional funds and continue its operations.

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

By letters dated May 9, 2003, and June 9, 2003, six persons indicated that in 2001 they invested an aggregate of approximately $179,450, at $1.00 per share, in the Company "through Joseph Proctor and Julie Holfinger." The alleged investors informed the Company that they have not received confirmation of their investments nor any stock certificates despite sending "numerous" communications to Mr. Proctor and Ms. Holfinger. The alleged investors advised the Company that they will pursue criminal and civil actions against the Company. Despite requests made to the alleged investors, the Company has not received any documentation evidencing the investments. The Company is investigating this matter and intends to formulate a response in light of the results of its investigation and whatever additional documentation may be produced by the parties involved. Based upon all of the available information, the Company has determined that no accrual for any potential liability is required.

Dieterich, et. al. and Related Matters

In March 2004, the Company commenced an action in the Superior Court of the State of California against Christopher Dieterich and Dieterich & Associates ("Dieterich "), who were the Company's counsel during the time period in which the transactions occurred that are the subject of the Proctor Litigation. The complaint alleges that the defendants are liable to the Company for, among other things, professional negligence, breach of fiduciary duties, and wrongfully withholding documents belonging to the Company. The action is in its early stages and the outcome cannot be predicted

Draft, Inc. and Related Matters

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

Subsequent to June 30, 2004 the Company settled various legal matters with Draft, Inc. and its Chief Executive Officer, Howard Draft. The settlement agreement provided for a mutual release of all current and future claims and terminated the existing legal actions. (See note 7, "Subsequent Events, Settlement Agreement.")

The Company is not aware of any additional litigation as of September 13, 2004.

7.    Subsequent Events
      -----------------

Senior A Preferred Stock Second and Final Tranche Closing
---------------------------------------------------------

On August 14, 2004, the Company issued 584,329 shares of Senior A Preferred Stock upon the closing of the second and final tranche of the Senior A Units Offering. The offer consisted of approximately $1,788,048 in funding of Senior A Units with certain institutional investors. All terms and conditions for the second and final tranche were the same as those in the first tranche closing held on June 14, 2004. The Senior A Units Offering was terminated upon completion of the second and final closing.

Consulting Agreements - Subsequent to June 30, 2004, the Company entered into several 3-month consulting agreements with certain parties for marketing and strategy related services. The agreements call for periodic cash payments and can be terminated by either party with 30 days' notice. The Company considers the aggregate consideration paid in connection with these consulting agreements not to be material to the Company.

Lease Agreement - On July 2, 2004, the Company entered into a 25-month lease agreement with a third party for additional office space, comprised of 2,335 square feet located in San Francisco, California. The agreement commenced July 1, 2004, and requires monthly lease payments of $4,281 through July 31, 2006.

Lease Amendment - On July 28, 2004, the Company entered into a second amendment to the agreement of April 21, 2003 for office space located in San Ramon, California. The agreement commenced August 1, 2004, and increased the rentable square feet by 3,047 and increased the monthly lease payments to $7,637 through December 31, 2004.

Release of First Person Escrow Cash Consideration - On August, 27, 2004, pursuant to the FPS Merger Agreement and upon the Company's satisfactory review of First Person's financial statements, the Company agreed to release the cash consideration, approximately $100,061, that was being held in escrow by an authorized agent to the shareholder representative.

ITEM  2. PLAN OF OPERATION

Company Background

PowerHouse Technologies Group, Inc. (the "Company") is in the business of developing, acquiring and marketing computing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company was founded in May 2002 as PowerHouse Studios, Inc. ("PowerHouse Studios"). On May 19, 2003, PowerHouse Studios completed a business combination with Agate Technologies, Inc., a publicly traded company that thereupon became the predecessor of the Company ("Agate"). Following that transaction, Agate effected a 1:122 reverse stock split and changed its name to "PowerHouse Technologies Group, Inc."

On June 18, 2004, the Company acquired the remaining 51% of First Person Software, Inc. ("First Person") that it did not already own in consideration of cash and shares of common stock of the Company, $0.0001 per share ("Common Stock). (See Part II, Other Information, Item 3, Changes in Securities, Merger with First Person Software, Inc.) First Person is the developer of a patent pending software system created for external memory technology and a key component of the Company's Migo(R) product.

The Company has developed the Migo, a compact personal computing system that combines the easy portability and functionality of Universal Serial Bus memory-storage devices with the our advanced synchronization, personalization and data management software. The Migo is designed to improve the mobile computing experience by allowing computer users to easily transport the personalized desktop environment of their personal computers (complete with the same files, Microsoft(R) Outlook(R) e-mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features) and then access that same environment by displaying it on any other Windows-based computer. In addition, the Migo is designed so that once it has been disconnected from a non-native computer through which a user's personalized environment has been accessed, no trace of the user's computer environment or its data will be left behind on that machine.

Financial Results, Liquidity and Management's Plan (Unaudited)
--------------------------------------------------------------

Three months ended June 30, 2004 and 2003

We had revenues of $21,214 for the three months ended June 30, 2004, and no revenues for the corresponding period ended June 30, 2003. During the first quarter of fiscal 2005, we sold our products through distributor channels and directly through our website. We continue to add distributors as a method to expand the availability of our products. We had no direct or private label sales during the quarter. Our costs associated with the sale of products for the period ended June 30, 2004 were $14,492 and consisted of expenses for the Migo devices, and services related to loading software, packaging and shipping.

Our spending for the three months ended June 30, 2004 increased from the same period in 2003 due to several factors. Reflecting a significant increase in the number of persons employed by us, our spending for wages and related expenses were $399,634 for the three months ended June 30, 2004, up from $103,750 (excluding expense related to the granting of shares of $500,000) in the corresponding period in 2003. Our selling expenses increased as we prepared for additional advertising to increase the market visibility of our products. We also continued our relationships with certain professional services firms to assist our development of strategies and related materials to successfully market and sell our products. During the quarter ended June 30, 2004, we incurred costs totaling $91,829 related to our litigation with the Proctor Group, Dieterich and Draft. (See Part I, Financial Information, Item 1, Financial Statements, note 6 to the financial statements.) We also incurred approximately $35,000 in expenses related to the audit of our fiscal 2004 financial statements.

Our costs associated with the raising of equity have been applied to the proceeds and total $1,016,980. (See Part II, Other Information, Item 3, Changes in Securities, Senior A Units Offering - Closing of First Tranche.) Costs associated with the raising of debt totaled $140,577 and were expensed during the quarter. As well, we incurred costs of $1,918,968 during the quarter ended June 30, 2004, for the beneficial conversion features and the fair value of the Bridge Warrants issued in connection with the Convertible Notes and Bridge Notes.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, we had working capital of $1,939,261 as compared to working capital of ($2,021,537) at March 31, 2004. This increase is mainly due to the conversion of Convertible Debt (the balance of which was $1,492,758 at March 31, 2004) to equity. (See Part I, Financial Information, Item 1, Financial Statements, note 3 to the financial statements.)

Recent and Expected Losses
--------------------------

The Company is a development stage company and has never been profitable and has sustained substantial net losses from operations. There can be no assurance that we will ever generate positive cash flow from our operating activities, or that the Company will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues, positive cash flow or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended March 31, 2003, the Company incurred a net pre-tax loss of $(2,327,360) and, for the fiscal year ended March 31, 2004, the Company incurred a net pre-tax loss of $(6,397,293). The Company's auditors, Hein & Associates LLP, issued an opinion in connection with the Company's financial statements for the fiscal year ended March 31, 2004, noting that while the Company has recently obtained additional financing, sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

The Company's results of operations were materially affected in the three months ended June 30,2004, and our results of operations for the fiscal year ending March 31,2005, are expected to be materially affected, by the impact of having sold and exchanged Senior A Units and Junior A Units during those periods for consideration that was substantially below the market price of our Common Stock as of the dates of our issuance of such Units (which are comprised of securities that are ultimately convertible into or exercisable for shares of Common Stock). The Company is required to reflect this "discount" from market value, computed on an as-if-beneficially-converted-into-Common Stock-on-the-date-of-issuance basis, as interest expense in our Condensed Statement of Operations and dividends in our Condensed Balance Sheet, the effect of which is to significantly increase our net loss allocable to holders of our Common Stock and our basic and diluted loss per share of Common Stock.

Substantial Doubt About Our Viability as a Going Concern
--------------------------------------------------------

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had limited revenues and minimal assets as of June 30, 2004, and has incurred losses since inception. The Company is a development stage company. To date, the Company has relied primarily on loans from stockholders and officers and the sale of its equity securities, and to a lesser degree on revenues from operations, which have not been significant, to fund operations. The Company's auditor has therefore recognized that there is substantial doubt about the Company's ability to continue as a going concern.

Subsequent to June 30, 2004, the Company successfully completed the Senior A Units Offering. Through August 27, 2004, the Company had raised approximately $10,510,653 from this offering.

Satisfaction of Current and Future Capital Requirements
-------------------------------------------------------

No assurance can be given that proceeds to the Company from the recently completed Senior A Units Offering will satisfy the Company's capital requirements. The Company cannot provide assurances that it will be able to develop its business to the point of generating consolidated net operating profits and positive cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, the Company would seek to institute cost-saving measures that would not only reduce overhead, but also curtail operations. The Company cannot assure that such measures, if implemented, will be sufficient to offset all of our operating expenses. If any capital subsequently raised from sales of securities is not sufficient to fund the balance of our operating expenses after we implement cost-cutting measures, the Company could be forced to discontinue certain operations or may be unable to continue as a going concern.

Any further issuances of any additional equity securities to raise capital may be on terms that are detrimental to existing stockholders. In order to meet its capital requirements, the Company may continue to offer equity securities for sale, and existing stockholders will experience additional dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of our equity securities.

ITEM  3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, it was concluded that certain disclosure controls and procedures were not effective as they relate to timely preparation. As a result, during the preparation of this Form 10-QSB, certain changes were made to the process of completing our financial statements, including the addition of internal staff to support our daily work flow, and the retention of external support for statement preparation, disclosure and review.

Based on these changes, our Chief Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures will become effective.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

The Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, it was concluded that certain disclosure controls and procedures were not effective as they relate to timely preparation. As a result certain changes were made to the process of completing our financial statements, including the addition of internal staff to support our daily work flow.

Other than these changes, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Based on these changes, our Chief Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures will become effective.

PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

See note 6 and note 7 to the financial statements under Item 1, "Financial Statements" of Part I, "Financial Information."

ITEM  2. CHANGES IN SECURITIES

Senior A Units Offering - Closing of First Tranche
--------------------------------------------------

Pursuant to a Placement Agency Agreement, dated as of April 7, 2004, Middlebury Capital, LLC ("Middlebury Capital") agreed to act as the placement agent for the offer and sale of a minimum of $8,000,000, and up to a maximum of $15,000,000, of the Company's Series A Senior Units ("Senior A Units") (the "Senior A Units Offering"). The Senior A Units were comprised of shares of the Company's Series A Senior Convertible Preferred Stock (the "Senior A Preferred Stock") and five-year warrants to purchase shares of Common Stock at an exercise price of $3.83 (the "Senior A Preferred Warrants").

The holders of the Senior A Preferred Stock, valued by agreement in connection with the Senior A Units Offering at $3.06 per share, have the right to convert the Senior A Preferred Stock into Common Stock at any time, and may be required to convert into Common Stock by the Company upon the occurrence of certain events. In the event that any of the shares of Common Stock that are held by the Proctor Group are reinstated into the Company's capitalization (the "Triggering Event"), the holders of the outstanding Senior A Preferred Stock will automatically have the right to cast a number of votes, in the aggregate, equal to not less than 51% of the votes that can be cast by all outstanding securities of the Company that are entitled to vote, on an as-converted basis. However, in the event of a Triggering Event, the holders of the Common Stock do not have any additional protective rights and may be subject to substantial dilution. The Senior A Preferred Stock accrues a dividend of 8% paid semi-annually. Additionally, for each four shares of Senior A Preferred Stock, the holder will receive one Senior A Preferred Warrant, exercisable for one share of Common Stock at an exercise price of $3.83 per share. The Senior A Preferred Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

On June 14, 2004, the Company closed on approximately $8,722,605 in funding of Senior A Units with certain institutional investors. That amount includes approximately $2,100,000 received under a bridge financing and approximately $539,000 principal amount of the Company's secured convertible notes, bearing 10% interest per annum with a maturity of 10 years (the "Convertible Notes"), following the conversion of the Convertible Notes into shares of Senior Preferred Stock in connection with the Senior A Units Offering. (See Part I, Financial Information, Item 1, Financial Statements, note 5 to the financial statements.) In connection therewith, the Company issued 3,137,997 shares of Senior A Preferred Stock to certain institutional investors. The shares were valued at $3.06 per share. The Company also issued Senior A Preferred Warrants to purchase 1,071,973 shares of Common Stock. The closing market price of the Common Stock on June 14, 2004 was $5.75. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder, as the basis for an exemption from registering the sale of these shares of Senior A Preferred Stock and Senior A Preferred Warrants under the Securities Act.

Subsequent to June 30, 2004, the Company closed on the second and final tranche and completed the Senior A Units Offering, consisting of approximately $1,788,048 in funding from sales of additional Senior A Units to certain institutional investors. In connection therewith, the Company issued a total of 584,329 shares of Senior A Preferred Stock. The shares were valued at $3.06 per share. The Company also issued Senior A Preferred Warrants to purchase 146,082 shares of Common Stock. The closing market price of the Common Stock on August 12, 2004, the day prior to the transaction, was $3.55. The Company relied on
Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as the basis for an exemption from registering the sale of these shares of Senior A Preferred Stock and Senior A Preferred Warrants under the Securities Act.

In connection with the Senior A Units Offering, Middlebury Capital was granted five-year warrants exercisable for $2.29 per share to purchase up to 68,559 shares of the Common Stock (the "Common Placement Agent Warrants") and five-year warrants exercisable at $3.06 per share to purchase up to 264,775 shares of Senior A Preferred Stock (the "Preferred Placement Agent Warrants"). As of June 30, 2004, all of the Common Placement Agent Warrants had been granted, and 205,347 of the Preferred Placement Agent Warrants had been granted. Subsequent to June 30, 2004, additional funding under the Senor A Units Offering was received, the Senor A Units Offering was terminated, and additional warrants were granted to Middlebury Capital. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as the basis for an exemption from registering the sale of the Common Placement Agent Warrants and the Preferred Placement Agent Warrants under the Securities Act.

Rescission Offer
----------------

Contemporaneous with the commencement of the Senior A Units Offering, the Company conducted a rescission offer that it made to certain of its existing stockholders who had originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by the Company) (the "Rescission Offer"). Pursuant to the Rescission Offer, these stockholders were given the opportunity to rescind the purchase of such shares for either the cash consideration paid for the shares, with interest, or Series A Junior Units, each Junior A Preferred Unit consisting of four shares of the Company's Series A Junior Convertible Preferred Stock, convertible into Common Stock upon demand (the "Junior A Preferred Stock"), and a five-year warrants to purchase one share of Common Stock at an exercise price of $3.83 (the "Junior A Preferred Warrants").

The Rescission Offer was based on certain of the matters alleged by the Company in the Proctor Litigation. (See Part I, Financial Information, Item 1, Financial Statements, note 6 to the financial statements.) Stockholders who accepted the Rescission Offer were required to give general waivers and releases with respect to certain potential claims against the Company. The Junior A Preferred Stock has certain preferences over the Common Stock, including an anti-dilution provision in the event the Company is unsuccessful in its current litigation with the Proctor Group. In the event of a Triggering Event, the holders of the Junior A Preferred Stock will, through an automatic change in their conversion price, maintain the same percentage interest in the Company as they held immediately prior to the Triggering Event. However, in the event of a Triggering Event, the holders of the Common Stock do not have any additional protective rights and may be subject to substantial dilution. The Junior A Preferred Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

The Rescission Offer was completed on June 4, 2004, and holders of approximately 217,938 shares of Common Stock accepted the Rescission Offer in exchange for Series A Junior Units and holders of approximately 46,500 shares of Common Stock accepted the Rescission Offer for cash consideration. Holders of approximately 119,665 shares of Common Stock retained their ownership of Common Stock as originally purchased. As a result, the Company issued 1,082,026 shares of Junior A Preferred Stock to certain investors in connection with its Rescission Offer and Junior A Units Offering. The Company also issued Junior Preferred Warrants to purchase 270,507 shares of Common Stock. The closing market price of the Common Stock on June 3, 2004, the day prior to the transaction, was $4.25. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as the basis for an exemption from registering the sale of these shares of Junior A Preferred Stock and Junior A Preferred Warrants under the Securities Act.

Merger with First Person Software, Inc.
---------------------------------------

On May 28, 2004, the Company entered into a Merger Agreement (the "FPS Merger Agreement") with First Person and its stockholders (either directly as signatories to the FPS Merger Agreement or as parties in interest to the FPS Merger Agreement, represented by a duly authorized representative) to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of Common Stock of the Company, at an aggregate of $2,500,000. The consideration included a certain amount of cash that was held in escrow by an authorized agent and was released, subsequent to June 30, 2004, upon the satisfactory review by the Company of First Person's financial statements, and further includes a certain number of shares of Common Stock that are currently being held in escrow by the same agent and that will only be released upon the satisfactory achievement by the Company of certain performance milestones within the applicable periods specified in the FPS Merger Agreement. Immediately prior to the FPS Merger, the Company owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by the Company in November 2002.

The FPS Merger closed on June 18, 2004 and in connection therewith, the Company issued 217,938 shares of Common Stock to former stockholders of First Person. The shares were valued at $4.59 per share. The closing market price of the Common Stock on June 17, 2004, the day prior to the transaction, was $5.25. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as the basis for an exemption from registering the sale of these shares of Common Stock under the Securities Act.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5. OTHER  INFORMATION

None.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 2. Agreement and Plan of Merger, dated as of May 28, 2004, by and among the Company, PowerHouse Acquisition, First Person, Christopher Neumann, David Brett Levine and Karl Jacob, acting solely as shareholder representative, hereby incorporated by reference from the Company's Current Report on Form 8-K filed on July 6, 2004.

      Exhibit 4.1 Certificate of Designations, Preferences and Rights of Series A Senior Convertible Preferred Stock.

      Exhibit 4.2 Certificate of Designations, Preferences and Rights of Series A Junior Convertible Preferred Stock.

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

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: September 13, 2004       By:   /s/ Jay Elliot
                                   ------------------------------------------
                                    Jay Elliot
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (Principal Executive Officer)


Date: September 13, 2004      By:   /s/ David R. Wells
                                  -------------------------------------------
                                    David R. Wells
                                    Vice President Finance Operations
                                    (Principal Financial and Accounting Officer)

Exhibit Index:


Exhibit    Description Number

1 Agreement and Plan of Merger, dated as of May 28, 2004, by and among the Company, PowerHouse Acquisition, First Person, Christopher Neumann, David Brett Levine and Karl Jacob, acting solely as shareholder representative, hereby incorporated by reference from the Company's Current Report on Form 8-K filed on July 6, 2004.

4.1 Certificate of Designations, Preferences and Rights of Series A Senior Convertible Preferred Stock.

4.2 Certificate of Designations, Preferences and Rights of Series A Junior Convertible Preferred Stock.

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