Form 10QSB
period 2004-09-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-11-16
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


                               ------------------

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                    For the transition period from ___ to ___

                       Commission file number: 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                           94-3334052
-------------------------------                        -------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


     2694 Bishop Drive, Suite 270
            San Ramon, CA                                         94583
-------------------------------                        -------------------------
       (Address of principal                                    (Zip Code)
          executive offices)


Issuer's telephone number:                                  (925) 328-1100
                                                       -------------------------

Former name, former address and former fiscal year,
  if changed since last report                                     N/A
                                                       -------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

   As of November 12, 2004, there were 2,906,529 shares of the issuer's common stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        POWERHOUSE TECHNOLOGIES GROUP, INC.
                           (A Development Stage Company)
                 CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2004
                                    (Unaudited)


                                      ASSETS
CURRENT ASSETS:

Cash                                                                                    $  3,432,842
Accounts receivable                                                                           47,796
Inventory                                                                                    245,780
Other current assets                                                                         129,029
                                                                                        ------------
Total current assets                                                                       3,855,447

PROPERTY AND EQUIPMENT:                                                                       11,186

OTHER ASSETS:
Software technology, net of accumulated amortization of $155,334                           2,563,662
Other assets                                                                                  21,525
                                                                                        ------------
Total other assets                                                                         2,585,187

TOTAL ASSETS                                                                            $  6,451,820
                                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

Accounts payable                                                                        $  1,322,711
Accrued compensation                                                                         244,923
Accrued liabilities                                                                          961,169
Dividends payable                                                                            224,052
                                                                                        ------------

Total current liabilities                                                                  2,752,855


TOTAL LIABILITIES                                                                          2,752,855
                                                                                        ============


Commitments and contingencies  (See Note 5)


STOCKHOLDERS' EQUITY:

Senior A Preferred stock, $.0001 par value; 10,000,000 shares authorized; 3,726,683
shares issued and outstanding; preference upon liquidation of $16,005,032                        373
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized; 1,082,026
shares issued and outstanding; preference upon liquidation of $2,600,000                         108
Common stock, $.0001 par value; 200,000,000 shares authorized; 2,899,169 shares                  291
issued and outstanding
Additional paid in capital                                                                26,079,821
Deficit accumulated in development stage                                                 (22,058,378)
Treasury stock                                                                              (183,600)
Deferred consulting compensation                                                            (139,650)
                                                                                        ------------

Total stockholders' equity                                                                 3,698,965
                                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  6,451,820
                                                                                        ============

See accompanying notes to consolidated financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                               For the period from
                                            For the three months ended           For the six months ended         May 16, 2002
                                                    September 30,                      September 30,             (inception) to
                                               2004              2003             2004              2003       September 30, 2004
                                           ------------      ------------     ------------      ------------     ------------
                                           (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
Revenues                                   $     73,309      $         --     $     94,523      $         --     $    440,108

Cost of Sales                                    53,724                --           68,216                --          282,887
                                           ------------      ------------     ------------      ------------     ------------

Gross Profit                                     19,585                --           26,307                --          157,221
                                           ------------      ------------     ------------      ------------     ------------

Operating Expenses:
Research and development                        120,258            30,130          138,594           104,006          458,166
Sales and marketing                             482,095           330,952        1,261,557           897,317        3,230,713
General and administrative                    1,479,898           414,114        2,206,385           654,011        5,360,733
                                           ------------      ------------     ------------      ------------     ------------
Total operating expenses                      2,082,251           775,196        3,606,536         1,655,334        9,049,612

Non-Operating (Income) Expense:
Other income                                    (28,592)               --          (28,583)               --           (8,219)
Loss due to theft                                    --           162,841               --         1,839,411        3,142,759
Equity in loss of investee                           --            49,810           24,365            94,931          205,854
Interest expense                                    687               898        2,146,690             3,118        2,214,569
                                           ------------      ------------     ------------      ------------     ------------
Total non-operating (income) expense            (27,905)          213,549        2,142,472         1,937,460        5,554,963

Loss Before Income taxes                      2,034,761           988,745        5,722,701         3,592,794       14,447,354

Provision for Income Taxes                           --                --              800                --            2,400
                                           ------------      ------------     ------------      ------------     ------------

Net Loss                                      2,034,761           988,745        5,723,501         3,592,794     $ 14,449,754
                                                                                                                 ============

Less: Dividends on Senior A
Preferred Stock                                 795,366                --        7,608,624                --
                                           ------------      ------------     ------------      ------------

Net Loss Allocable
to Common Shareholders                     $  2,830,127      $    988,745     $ 13,332,125      $  3,592,794
                                           ============      ============     ============      ============

Basic and Diluted                          $       0.99      $       0.29     $       4.22      $       1.68
                                           ============      ============     ============      ============
Loss per Share
Weighted Average Shares Outstanding           2,867,703         3,430,966        3,160,539         2,143,302
                                           ============      ============     ============      ============

See accompanying notes to consolidated financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               SEPTEMBER 30, 2004

                                                                                                      For the Period
                                                                 For the Six        For the Six      from May 16, 2002
                                                                Months Ended       Months Ended       (inception) to
                                                            September 30, 2004  September 30, 2003  September 30, 2004
                                                            ------------------  ------------------  ------------------
Cash Flows from Operating Activities:
    Net loss                                                     (5,723,501)        (3,592,794)        (14,449,754)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Common stock issued for services                        118,750            500,000           1,322,525
            Equity in loss of investee                               24,365             94,931             205,854
            Depreciation and amortization                           156,178                 --             156,178
            Accrued interest on notes payable                            --              3,118                  --
            Interest expense relating to amortization
              of debt issuance costs                                172,042                 --             193,303
            Interest expense relating to amortization
              of debt discount                                    1,883,949                 --           1,921,715
        Changes in operating assets and liabilities:
            Accounts receivable                                     (24,858)                --             (47,796)
            Inventory                                              (229,692)          (105,480)           (245,780)
            Other current assets                                   (109,028)            (2,050)           (129,028)
            License fee                                                  --           (203,000)           (118,418)
            Other assets                                            (19,476)                --             (21,525)
            Accounts payable                                        392,648            262,549           1,322,711
            Accrued compensation                                   (104,660)           241,573             227,423
            Accrued liabilities                                     155,361             85,470             534,220
            Dividends payable                                            --                 --                  --
            Due to officer                                          (21,251)           (93,667)            (21,251)
                                                                -----------        -----------         -----------
                Net cash used in operating activities
                    from continuing operations                   (3,329,173)        (2,809,350)         (9,149,623)
                                                                -----------        -----------         -----------
Cash Flows from Investing Activities:
            Acquisiton of First Person Software, Inc.            (1,287,961)                --          (1,287,961)
            Purchase of equipment                                   (12,030)                --             (12,030)
            Investment in equity investee                                --                 --            (130,000)
                                                                -----------        -----------         -----------
                Net cash used in investing activities            (1,299,991)                --          (1,429,991)
                                                                -----------        -----------         -----------
Cash Flows from Financing Activities:
    Payment of finders' fee                                         (60,825)           (50,000)           (110,825)
    Payment of debt issuance costs                                       --                 --             (98,425)
    Principal payment on notes payable to equity investee                --           (180,000)           (270,000)
    Advances on common stock subscriptions                               --          3,308,632           2,233,676
    Proceeds from convertible notes                                 980,000                 --           2,664,000
    Payments upon rescission of common stock                       (227,500)                --            (227,500)
    Proceeds from sale of common stock                                   --                 --           3,258,683
    Proceeds from sale of preferred stock                         6,562,847                 --           6,562,847
                                                                -----------        -----------         -----------
                Net cash provided by financing activities         7,254,522          3,078,632          14,012,456
                                                                -----------        -----------         -----------
Net increase in cash                                              2,625,358            269,282           3,432,842
Cash, beginning of period                                           807,484                 --                  --
Cash, end of period                                               3,432,842            269,282           3,432,842
                                                                ===========        ===========         ===========

Non-cash investing and financing activity :
    Issuance of note payable for acquisition of
      investment in equity investee                                      --            270,000             270,000

    Issuance of common stock in exchange for an
        investment in equity investee                                    --            100,000             100,000

    Issuance of common stock in connection with
        the acquisition of First Person Software, Inc.            1,088,534                 --           1,088,534

    Debt discount recognized in connection with issuance of
        convertible notes                                                --                 --             239,008

    Liabilities assumed upon combination with
        Agate Technologies, Inc.                                         --                 --             280,426

    Issuance of Senior A preferred stock in
        connection with conversion of debt                        2,676,766                 --           2,676,766

    Issuance of Junior A preferred stock in
        exchange for common stock in connection                   5,410,130                 --           5,410,130
        with the rescission offer


See accompanying notes to consolidated financial statements.

PowerHouse Technologies Group, Inc.
(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Month Periods Ended September 30, 2004 (Unaudited) and September 30, 2003 (Unaudited), For the Period May 16, 2002 (inception) Through September 30, 2004 (Unaudited)

Forward-Looking Statements

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

You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission ("SEC").

1.    Basis of Presentation
------------------------------

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at September 30, 2004, and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended March 31, 2004, contained in our Form 10-KSB filed on July 14, 2004.

2.    Summary of Significant Accounting Policies
---------------------------------------------------------

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

Revenue Recognition Policy

The Company derives its revenue from three sources: 1) sales to end users through the Company website, 2) direct sales to corporate end users, and 3) sales to distributors when the product has been sold to third party customers. Revenue from sales through the Company's website is recognized after the 30-day return period has lapsed. Revenue from direct sales is recognized based on the terms of the contract. Revenue from distributors is recognized when the product has been sold to third party customers.

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

As of September 30, 2004, the Company had not formalized a stock option plan. However, in anticipation of the Board of Directors and stockholders adopting a stock option plan, the Company has offered certain employees options for the purchase of the Company's common stock, par value $0.0001 per share (the "Common Stock") upon the Company's adoption of a formalized stock option plan. Options offered to employees as of September 30, 2004, contingent upon a formalized stock option plan, were 247,500.

3.    Stock Transactions
----------------------------

The Company  entered  into a Placement  Agency  Agreement,  dated as of April 7,
2004, with Middlebury Capital, LLC ("Middlebury Capital") to act as the placement agent for the sale of a minimum of $8,000,000, and up to a maximum of $15,000,000, of the Company's Series A Senior Units (the "Senior A Units") in the Senior A Units Offering. Each Senior A Unit is comprised of four shares of the Company's Series A Senior Convertible Preferred Stock (the "Senior A Preferred Stock") and a five-year warrant to purchase one share of Common Stock at an exercise price of $3.83 (the "Senior A Preferred Warrants"). Pursuant to the Placement Agency Agreement, and in conjunction with other underwriter compensation, the Company granted Middlebury Capital five-year warrants exercisable for $2.29 per share to purchase up to 68,559 shares of the Company's Common Stock (the "Common Placement Agent Warrants") and five-year warrants exercisable at $3.06 per share to purchase up to 264,775 shares of the Company's Senior A Preferred Stock (the "Preferred Placement Agent Warrants"). As of September 30, 2004, all of the Preferred Placement Agent Warrants had been granted.

On June 4, 2004, in connection with a rescission offer made to certain holders of its Common Stock, the Company issued 1,082,026 shares of Series A Junior Convertible Preferred Stock, convertible into Common Stock upon demand (the "Junior A Preferred Stock"), in exchange for the same number of shares of the Company's Common Stock. In addition, the Company issued, with the Junior A Preferred Stock, five-year warrants exercisable at $3.83 per share to purchase up to 270,507 shares of the Company's Common Stock (the "Junior A Preferred
Warrants"). During the quarter ended June 30, 2004, the Company recognized dividends of $1,780,708 related to this offering. (See note 5, "Commitments and Contingencies, Rescission Offer.")

On June 9, 2004, the Company issued 15,000 shares of restricted Common Stock in full satisfaction for all services rendered under a professional services agreement. The closing share price for the Company's Common Stock on this date was $5.75 and the Company recorded consulting expense of $86,250 during the period.

On June 14, 2004, the Company closed upon the first tranche of the Company's Senior A Units Offering, which consisted of approximately $8,722,605 in total consideration from the sale of approximately 784,500 Senior A Units to certain institutional investors. The amount included approximately $2,125,000 received under a previously closed bridge financing and approximately $539,000 principal amount of previously issued convertible notes, following the conversion of the convertible notes into shares of Senior A Preferred Stock in connection with the Senior A Units Offering. In connection with the Senior A Units Offering, the Company issued 3,137,997 shares of Senior A Preferred Stock. The Company also issued five-year warrants exercisable at $2.29 per share to purchase 287,473 shares of the Company's Common Stock related to the convertible and bridge financing, and Senior A Preferred Warrants to purchase 784,500 shares of the Company's Common Stock related to the Senior A Units Offering. In connection with the conversion of the notes into Senior A Preferred Stock, the Company expensed debt discount and deferred loan costs totaling $2,104,271. The Company recognized dividends of $5,021,961 related to the beneficial conversion of the Senior A Preferred Stock to Common Stock in connection with the June 18, 2004 closing.

On June 18, 2004, the Company issued a total of 217,938 shares of Common Stock in connection with the Company's acquisition of those shares of First Person Software, Inc. ("First Person") that were not previously owned by the Company. (See Note 5, "Commitments and Contingencies, Litigation.") The Company also reserved for issuance an additional 108,991 shares of the Company's Common Stock, the issuance of which is contingent upon the satisfaction of certain performance milestones.

On August 13, 2004, the Company closed upon the second and final tranche of the Company's Senior A Units Offering, which consisted of approximately $1,788,048 in total consideration from the sale of approximately 146,082 Senior A Units to certain institutional investors. In connection with the Senior A Units Offering, the Company issued 588,686 shares of Senior A Preferred Stock. The Company also issued Senior A Preferred Warrants to purchase 146,082 shares of the Company's Common Stock in connection with the Senior A Units Offering. The Company recognized dividends of $554,221 related to the beneficial conversion of the Senior A Preferred Stock to Common Stock in connection with the August 13, 2004 closing.

On September 7, 2004,  the Company  issued  10,000  shares of Common Stock to an
individual  for  performing   product  research  and   documentation   services.
Consulting expense of $32,500 was recorded related to these shares.

On September 17, 2004, the Company issued a total of 27,241 shares of Common Stock in connection with the completion of a certain performance milestone set forth in the Company's merger agreement, dated as of May 28, 2004, with First Person and its stockholders (the "FPS Merger Agreement"), in connection with the Company's acquisition of the shares of First Person that were not previously owned by the Company on June 18, 2004. An additional 81,750 shares of Common Stock is reserved for issuance contingent upon the completion of certain additional performance milestones. The Company increased the value of the assets purchased from First Person by $88,533 related to this issuance. (See Note 5, "Commitments and Contingencies, Release of First Person Escrow Common Shares.")

In connection with the Senior A Units Offering, the Company entered into a registration rights agreement, dated as of April 23, 2004 (the "Registration Rights Agreement"), with certain investors, pursuant to which the Company is obligated to register the shares of Common Stock underlying the shares of Senior A Preferred Stock issued in connection with the Senior A Units Offering. Pursuant to the Registration Rights Agreement, the Company is obligated to pay a penalty to such investors if it does not cause the effectiveness of the registration statement within certain time deadlines. The penalty begins to accrue 90 days from the date of issuance of the Senior A Preferred Stock with respect to investors who converted their convertible notes or bridge notes into Senior A Preferred Stock; the date of issuance with respect to such investors was June 14, 2004. The penalty begins to accrue 120 days from the date of issuance with respect to investors who purchased Senior A Units; the date of issuance with respect to investors who purchased Senior A Units in the first tranche of the Senior A Units Offering was June 14, 2004, and the date of issuance with respect to investors who purchased Senior A Units in the second tranche of the Senior A Units Offering was August 13, 2004. The penalty has been accrued at a rate of 3% per month of the original amount invested. Pursuant to the terms of the Registration Rights Agreement, during the first 90 days in which the penalty is earned, the penalty is payable either in cash or in shares of Senior A Preferred Stock, at the Company's election. After that 90-day period expires, the penalty must be paid in cash.

To comply with the terms of the Registration Rights Agreement, the Company filed a registration statement on Form SB-2 (the "Registration Statement") with the SEC on August 13, 2004. In response to the SEC staff's comments, the Company filed an Amendment to its Registration Statement with the SEC on October 27, 2004. The Company has no indication as to when the SEC might deem the Registration Statement effective.

On September 12, 2004, with respect to the penalty owed to the former holders of convertible notes and bridge notes, the Company began accruing for the penalty at a rate of $2,649 per day. Subsequent to September 30, 2004, with respect to the penalty owed to the purchasers of Senior A Units in connection with the first tranche of the Senior A Units Offering, which closed on June 14, 2004, the Company began to accrue an additional $6,084 penalty per day. Investors who purchased shares of Senior A Preferred Stock in connection with the second tranche of the Senior A Units Offering, which closed on August 13, 2004, are not eligible to receive a penalty until December 11, 2004. On September 30, 2004, the Company recorded a liability for the penalty with respect to the Registration Rights Agreement. The Company recorded a liability of $47,682 for the period ended September 30, 2004. (See Note 5, Commitments and Contingencies, "Series A Senior Convertible Preferred Stock Penalty".)

4.    Lease Agreements
----------------------------

The Company has operating leases for offices in San Ramon and San Francisco. In April 2003, the Company entered into a 20-month sub-lease agreement with a third party for 2,186 square feet of office space located in San Ramon, California. The agreement commenced May 1, 2003, and requires monthly sub-lease payments of $3,607 through December 31, 2004. The payment includes the use of existing furniture and equipment located on the premises. The agreement also provided a right of first refusal on an additional 1,519 square feet that was optioned to the Company on August 15, 2003. The Company agreed to lease the additional space for an additional monthly payment of $2,506. The termination of this portion of the lease is also December 31, 2004. On July 28, 2004, the Company entered into a second amendment to agreement of April 21, 2003 for office space located in San Ramon, California. The amendment commenced August 1, 2004, and increased the rentable square feet by 3,047 and increased the monthly lease payments to $7,637 through December 31, 2004.

On July 2, 2004, the Company entered into a 25-month lease agreement with a third party for additional office space, comprised of 2,335 square feet located in San Francisco, California. The agreement commenced July 1, 2004, and requires monthly lease payments of $4,281 through June 30, 2005.

Future minimum facilities lease rental expense as of September 30, 2004, is as follows:


                          -----------------------------------------
                          2005                             $ 48,597
                          -----------------------------------------
                          2006                               53,118
                          -----------------------------------------
                          2007                               17,900
                          -----------------------------------------
                          Total                            $119,615
                          -----------------------------------------

For the six months ended September 30, 2004, the Company incurred $44,898 in rent expense related to the agreements.

5.    Commitments and Contingencies
----------------------------------------------

Rescission Offer

Contemporaneous with the commencement of the Senior A Units Offering, the Company conducted a Rescission Offer that it made to certain of its existing stockholders who had originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios, Inc. ("PowerHouse Studios")(and after May 19, 2003, by the Company). Pursuant to the Rescission Offer, these stockholders were given the opportunity to rescind the purchase of such shares for either the cash consideration paid for the shares, with interest, or Series A Junior Units, each such Series A Junior Unit being comprised of four shares of Junior A Preferred Stock, and a Junior A Preferred Warrant.

The Rescission Offer was based on certain of the matters alleged by the Company in the Proctor Litigation. (See Note 5, "Commitments and Contingencies, Litigation.") Stockholders who accepted the Rescission Offer were required to give general waivers and releases with respect to certain potential claims against the Company. The Junior A Preferred Stock has certain preferences over the Common Stock, including an anti-dilution provision in the event the Company is unsuccessful in its current litigation with the Proctor Group. The Junior A Preferred Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

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

Merger with First Person Software, Inc.

On May 28, 2004, the Company entered into The FPS Merger Agreement with First Person and its stockholders (either directly as signatories to the FPS Merger Agreement or as parties in interest to the FPS Merger Agreement, represented by a duly authorized representative) to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of Common Stock of the Company, at an aggregate consideration of $2,500,000 (the "FPS Merger"). The Company issued 217,938 shares of Common Stock to the holders of First Person shares. The consideration included a certain amount of cash that was held in escrow by an authorized agent and was released, on August 27, 2004, upon the satisfactory review by the Company of First Person's financial statements, and further includes 108,991 shares of Common Stock that are currently being held in escrow by the same agent and that will only be released upon the satisfactory achievement by the Company of certain performance milestones within the applicable periods specified in the FPS Merger Agreement. (See Note 3, "Stock Transactions") Pursuant to the FPS Merger Agreement, the number of shares issued in connection with the FPS Merger was based on the average closing price of the Company's Common Stock for a total of 20 days immediately prior and subsequent to the announcement of the acquisition. Immediately prior to the FPS Merger, the Company owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by the Company in November 2002. The FPS Merger became effective on June 18, 2004. All the employees of First Person were offered, and accepted, employment in the Company. (See Note 3, "Stock Transactions.")

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

As of June 18, 2004, the effective date of the FPS Merger, the assets and liabilities of First Person have been allocated as follows:

Cash                                                 $       403
Stock of the Company (to become treasury shares)         183,600
Software technology                                    2,327,502
Accounts payable                                         (56,054)
                                                     -----------
                                                     $ 2,455,451
                                                     ===========

The Company's assessment is that the useful life of the acquired net intangible assets will be 5 years. The acquired net intangible assets will be amortized using the straight-line method.

The following unaudited proforma condensed statement of operations assumes the acquisition occurred as of the beginning of the periods presented and presents proforma financial information for the periods ended September 30, 2004 and 2003. There would be no proforma impact on revenue from this acquisition. In the Company's opinion, all adjustments necessary to present fairly such unaudited proforma condensed statement of operations have been made.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                For the period
                                                                                                                 from May 16,
                                                                                                                     2002
                                                                                                                 (inception) to
                                           For the three months ended           For the six months ended          September 30,
                                              September 30,                       September 30,                       2004
                                          2004               2003               2004              2003                2004
                                     -------------       -----------       -------------      -------------      -------------
Net loss as reported                 $ ( 2,034,761)      $ ( 988,745)      $  (5,723,501)     $  (3,592,794)     $ (14,449,754)
                                     -------------       -----------       -------------      -------------      -------------

Adjustment for First Person (1)                 --           (51,843)            (26,437)           (98,806)          (214,256)
                                     -------------       -----------       -------------      -------------      -------------

Proforma net loss                    $  (2,034,761)      $(1,040,588)      $  (5,749,938)     $  (3,691,600)     $ (14,664,010)
                                     -------------       -----------       -------------      -------------      -------------

Pro forma net loss allocable to
common shareholders                  $  (2,830,127)      $(1,040,588)      $ (13,358,562)     $  (3,691,600)
                                     -------------       -----------       -------------      -------------      -------------

Basic and diluted loss per share
as reported                          $       (0.99)      $     (0.29)      $       (4.22)     $       (1.68)
                                     -------------       -----------       -------------      -------------      -------------

Proforma basic and diluted loss
per share                            $       (0.99)      $     (0.30)      $       (4.23)     $       (1.72)
                                     -------------       -----------       -------------      -------------      -------------

(1) Reflects additional loss related to the 51% not owned by the Company as of April 1, 2004

Litigation

Proctor, et. al. and Related Matters

On September 15, 2003, the Company filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, South West District (the "Superior Court") captioned PowerHouse Technologies Group, Inc. v. Proctor, et. al., (case no: YC047491) (the "Proctor Litigation"). Named as defendants therein are Joseph Ford Proctor ("Proctor"), the Chief Executive Officer of MayFair Capital Group Limited, BrickHouse Capital Venture Limited ("BrickHouse"), Julie Holfinger, and others. The complaint alleges that the defendants, in connection with a capital-raising effort for the Company, diverted a significant amount of funds from the Company. The complaint seeks to recover the diverted funds and to enjoin the transfer, sale or exercise of voting rights with respect to approximately 7,000,000 shares of Common Stock claimed by the defendants, which would represent approximately 67% of the total shares of Common Stock currently outstanding (the "Proctor Group Shares"). On November 5, 2003, the Superior Court, without prejudice, declined to continue the temporary restraining order granted to the Company on September 15, 2003. Subsequent to September 15, 2004, Proctor's lawyers terminated their representation of him and certain of the other defendants in the case and no new counsel has made an appearance in this case to date. Trial is set for November 10, 2004.

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

By letters dated November 20, 2003, and December 2, 2003, BrickHouse demanded payment by the Company of $5,000 for monthly consultant services for July 2003 and August 2003 and $622,355 for expenses allegedly advanced to, or for the benefit of, the Company. The Company has declined the request for payment and has informed BrickHouse that such amounts that may be owed to or from BrickHouse and its affiliates, or the Company and its affiliates, are the subject of the Proctor Litigation pending in the Superior Court.

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

Dieterich, et. al. and Related Matters

In March 2004, the Company commenced an action in the Superior Court against Christopher Dieterich and Dieterich & Associates ("Dieterich"), who were the Company's counsel during the time period in which the transactions occurred that are the subject of the Proctor Litigation. The complaint alleges that the defendants are liable to the Company for, among other things, professional negligence, breach of fiduciary duties, and wrongfully withholding documents belonging to the Company. The action is in its early stages and the outcome cannot be predicted.

Draft, Inc. and Related Matters
-------------------------------

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

On July 29, 2004 the Company settled various legal matters with Draft and its Chief Executive Officer, Howard Draft. The settlement agreement provided for a mutual release of all current and future claims and terminated the existing legal actions.

The Company is not aware of any additional litigation as of November 15, 2004.

6.    Subsequent Events
------------------------------

Employment Agreement

On November 1, 2004, the Company entered into an employment agreement with Manijeh Moghis as its Chief Operating Officer terminable at any time upon notice by either party. The agreement calls for a salary at the rate of $225,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 50-100% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. In addition, Ms. Moghis also received 500,000 options for the purchase of common stock, to be approved by the Board of Directors upon the formalization of a stock option plan. The options will have an exercise price equal to the closing market price of the Company's Common Stock on Ms. Moghis' employment start date, which was November 1, 2004, and will vest over a period of three years, subject to continued employment. The options shall vest subject to the following schedule: 12.5% of the total shares of Common Stock underlying the options shall vest three months from Ms. Moghis' employment start date, which was November 1, 2004, and thereafter, 1/36 of the total shares of Common Stock underlying the options shall vest on the first date of each full month during which Ms. Moghis remains employed with the Company during the 36-month vesting period so that 100% of such options shall have vested on the third anniversary of Ms. Moghis' employment start date, which was November 1, 2004. Ms. Moghis was also nominated to the Company's Board of Directors, subject to approval by the Board.

Proctor, et. al. and Related Matters

On November 10, 2004, the Superior Court issued a judgment in favor of the Company against Proctor, Nataya Proctor, Julie Holfinger, MayFair Capital Group Limited, BrickHouse, and the other defendants for (i) monetary damages and costs of $12,805,264 (comprised of $3,790,759 as special damages, $9,000,000 as punitive damages, and $14,505 as costs), (ii) the return of all corporate books and records of PowerHouse Studios, its predecessors, subsidiaries and affiliated companies, and (iii) the cancellation of the stock certificates held by the Proctor Group with respect to the Proctor Group Shares (7,250,000 shares of common stock of PowerHouse Studios) and a declaration that the Proctor Group Shares, and all legal and beneficial ownership interests therein, were null and void as of the date of issuance. The defendants' right to appeal expires 60 days after the Notice of Entry of Judgment is filed the Superior Court. The Company presented the Notice of Entry of Judgment for filing with the Superior Court on November 12, 2004.

Dieterich, et. al. and Related Matters

On October 19, 2004, Christopher Dieterich filed a cross complaint with the Superior Court alleging various claims related to unpaid invoices totaling $22,811. The cross complaint also names Jay Elliot and Gregory Duffell, officers of the Company, as additional defendants. The Company and the other defendants believe the cross complaint is without merit and intend to defend it vigorously. The Company believes that the loss, if any, resulting from the cross complaint will not have material impact on the Company's financial position, results of operations, or cash flows.

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

The Company has developed  the Migo, a compact  personal  computing  system that combines the easy portability and functionality of Universal Serial Bus memory-storage devices with our advanced synchronization, personalization and data management software. The Migo is designed to improve the mobile computing experience by allowing computer users to easily transport the personalized desktop environment of their personal computers (complete with the same files, Microsoft(R) Outlook(R) e-mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features) and then access that same environment by displaying it on any other Windows-based computer. In addition, the Migo is designed so that once it has been disconnected from a non-native computer through which a user's personalized environment has been accessed, no trace of the user's computer environment or its data will be left behind on that machine.

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

Employees

The Company has 14 full-time employees, as well as a number of consultants who provide administrative and management services similar to those that would be provided by full and part-time employees. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.

Financial Results, Liquidity and Management's Plan (Unaudited)

Three months ended September 30, 2004 and 2003

We had revenues of $73,309 for the three months ended September 30, 2004, and no revenues for the corresponding period ended September 30, 2003. During the second quarter of fiscal 2005, we sold our products through distributor channels and directly through our website. We continue to add distributors as a method to expand the availability of our products, and are expanding our online capabilities and advertising to promote sales. We had no direct or private label sales during the quarter. Our costs associated with the sale of products for the period ended September 30, 2004 were $53,724 and consisted of expenses for the Migo devices, and services related to loading software, packaging and shipping.

Our spending for the three months ended September 30, 2004 increased from the same period in 2003 due to several factors. Reflecting a significant increase in the number of persons employed by us, our spending for wages and related expenses was $537,704 for the three months ended September 30, 2004, up from $96,088 in the corresponding period in 2003. Our selling expenses increased as we prepared for additional advertising to increase the market visibility of our products. We also continued our relationships with certain professional services firms to assist our development of strategies and related materials to successfully market and sell our products. During the quarter ended September 30, 2004, we incurred costs totaling $479,275 related to our litigation with the Proctor Group and Dieterich (See Part I, Financial Information, Item 1, Financial Statements, Note 5 to the financial statements.), and general legal advice on corporate and SEC related matters, and intellectual property.

Six months ended September 30, 2004 and 2003

We had revenues of $94,523 for the six months ended September 30, 2004, and no revenues for the corresponding period ended September 30, 2003. During the first half of fiscal 2005, we sold our products through distributor channels and directly through our website. We had no direct or private label sales during the quarter. Our costs associated with the sale of products for the six months ended September 30, 2004 were $68,216 and consisted of expenses for the Migo devices, and services related to loading software, packaging and shipping.

Our spending for the six months ended September 30, 2004 increased from the same period in 2003 due to several factors. Our spending for wages and related expenses was $940,551 for the six months ended September 30, 2004, up from $150,089 in the corresponding period in 2003 (excluding a one time bonus of $500,000 related to the granting of shares). Our selling expenses increased as we prepared for additional advertising to increase the market visibility of our products. We also continued our relationships with certain professional services firms to assist our development of strategies and related materials to successfully market and sell our products. During the quarter ended September 30, 2004, we incurred costs totaling $581,615 related to our litigation with the Proctor Group and Dieterich (See Part I, Financial Information, Item 1, Financial Statements, Note 5 to the financial statements.), and general legal advice on corporate and SEC related matters, and intellectual property.

During the six months ended September 30, 2004, the Company expensed capitalized loan costs and debt discount totaling $2,104,271 upon conversion of notes payable to equity.

Liquidity and Capital Resources

At September 30, 2004, we had working capital of $1,102,592 as compared to working capital of ($2,550,515) at March 31, 2004. This increase is mainly due to the sale of equity, and the conversion of Convertible Debt (the balance of which was $1,492,758 at March 31, 2004) to equity.

Recent and Expected Losses

The Company is a development stage company and has never been profitable and has sustained substantial net losses from operations. There can be no assurance that we will ever generate positive cash flow from our operating activities, or that the Company will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues, positive cash flow or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended March 31, 2003, the Company incurred a net pre-tax loss of $(2,327,360) and, for the fiscal year ended March 31, 2004, the Company incurred a net pre-tax loss of $(6,397,293). The Company's auditors, Hein & Associates LLP, issued an opinion in connection with the Company's financial statements for the fiscal year ended March 31, 2004, noting that sustained recurring losses raise substantial doubt about our ability to continue as a going concern.

The Company's results of operations were materially affected in the six months ended September 30, 2004, and our results of operations for the fiscal year ending March 31, 2005 are expected to be materially affected, by the impact of having sold and exchanged Senior A Units and Junior A Units during those periods for consideration that was substantially below the market price of our Common Stock as of the dates of our issuance of such Units (which are comprised of securities that are ultimately convertible into or exercisable for shares of Common Stock). The Company is required to reflect this "discount" from market
value,                     computed                     on                    an
as-if-beneficially-converted-into-Common-Stock-on-the-date-of-issuance basis, as interest expense and dividends, the effect of which is to significantly increase our net loss allocable to holders of our Common Stock and our basic and diluted loss per share of Common Stock.

Substantial Doubt About Our Viability as a Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had limited revenues and minimal assets as of September 30, 2004, and has incurred losses since inception. The Company is a development stage company. To date, the Company has relied primarily on loans from stockholders and officers and the sale of its equity securities, and to a lesser degree on revenues from operations, which have not been significant, to fund operations. The Company's auditors have therefore recognized that there is substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures will become effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2004, the Company added internal staff to assist with the periodic closing of its financial statements. Also, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the financial  statements under Item 1, "Financial  Statements" of
Part I, "Financial Information."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Senior A Units Offering - Closing of Second Tranche

Pursuant to a Placement Agency Agreement, dated as of April 7, 2004, Middlebury Capital agreed to act as the placement agent for the offer and sale of a minimum of $8,000,000, and up to a maximum of $15,000,000, of the Company's Senior A Units in connection with the Senior A Units Offering. The Senior A Units were comprised of four shares of the Company's Senior A Preferred Stock and five-year Senior A Preferred Warrant to purchase one share of Common Stock at an exercise price of 3.83.

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

On August 13, 2004, the Company closed on approximately $1,788,048 in funding of Senior A Units with certain institutional investors. In connection therewith, the Company issued 588,686 shares of Senior A Preferred Stock to certain institutional investors. The shares were valued at $3.06 per share. The Company also issued Senior A Preferred Warrants to purchase 146,082 shares of Common Stock. The closing market price of the Common Stock August 13, 2004 was $3.55. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder, as the basis for an exemption from registering the sale of these shares of Senior A Preferred Stock and Senior A Preferred Warrants under the Securities Act.

In connection with the Senior A Units Offering, Middlebury Capital was granted five-year warrants exercisable for $2.29 per share to purchase up to 68,559 shares of the Common Stock (the "Common Placement Agent Warrants") and five-year warrants exercisable at $3.06 per share to purchase up to 264,775 shares of Senior A Preferred Stock (the "Preferred Placement Agent Warrants"). As of September 30, 2004, all of the Preferred Placement Agent Warrants had been granted. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as the basis for an exemption from registering the sale of the Common Placement Agent Warrants and the Preferred Placement Agent Warrants under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2004, the stockholders of the Company, by the majority written consent in lieu of a meeting, duly voted upon and approved an amendment to the Company's Certificate of Incorporation that effected an increase in the number of authorized shares of preferred stock to 25,000,000.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibit 3.1. Articles of Incorporation, as amended, hereby incorporated by reference from the Company's Form SB-2 filed on August 13, 2004.

      Exhibit 31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) The Company filed the following reports on Form 8-K during the quarter ended September 30, 2004.

      On July 6, 2004, the Company filed an 8-K related to its acquisition of First Person Software, Inc., as described under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits."

      On September 30, 2004, the Company filed a Form 8-K related to the completion of the Senior A Units Offering, as described under Item 3.02 "Sale of Unregistered Securities."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: November 15, 2004             By: ________________________
                                        Jay Elliot
                                        Chairman of the Board and Chief
                                        Executive Officer
                                       (Principal Executive Officer)

Date:  November 15, 2004            By: _______________________
                                        David R. Wells
                                        Vice President Finance Operations
                                        (Principal Financial and Accounting
                                        Officer)

EXHIBIT INDEX:
--------------

Exhibit                            Description Number
-------                            ------------------

3.1 Articles of Incorporation, as amended, hereby incorporated by reference from the Company's Form SB-2 filed on August 13, 2004.

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