Form 10QSB/A
period 2004-09-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-12-08
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   (MARK ONE)

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                  ------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                 For the transition period from ______ to ______

                       Commission file number: 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                                   94-3334052
        -------------------------------                   -------------------
        (State or other jurisdiction of                      (IRS Employer
        incorporation or organization)                    Identification No.)

          2694 Bishop Drive, Suite 270
                 San Ramon, CA                                   94583
        -------------------------------                   -------------------
             (Address of principal                             (Zip Code)
               executive offices)

          Issuer's telephone number:                         (925) 328-1100
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

   As of November 5, 2004, there were 2,899,169 shares of the issuer's common stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not effective. The material weaknesses found at that time in the Company's disclosure controls and procedures related to its inability to prepare and file timely its interim financial statements in its periodic reports required under the Exchange Act, which in turn stemmed principally from its inability timely to record completely and accurately certain significant non-recurring transactions.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2004, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. Subsequently, it retained an outside firm of accounting consultants to support and extend the capabilities of its internal staff, and simultaneously employed additional experienced accounting staff personnel. Additionally, the Company prepared a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside accounting consultants until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. Although the Company's Chief Executive Officer and Principal Financial and Accounting Officer believed the Company had made considerable progress towards building effective controls and procedures by September 30, 2004, and thereupon reported their belief that the controls and procedures "will become effective," they remained of the view that additional work was required in connection with developing, memorializing and implementing effective internal disclosure and control policies, procedures and responsibilities. Based on subsequent internal reviews of the procedures and staffing to date and communications with its outside consultants and auditors, the Company believes its disclosure controls and procedures will be effective in the current fiscal quarter, that it does not any longer have material weaknesses with respect thereto, and that it will file timely its next quarterly report on Form 10-QSB for the quarter ended December 31, 2004, which is required to be filed by February 14, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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


                            POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: December 8, 2004      By:
                               -------------------------------------------------
                               Jay Elliot
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


Date: December 8, 2004      By:
                               -------------------------------------------------
                               David R. Wells
                               Vice President Finance Operations
                               (Principal Financial and Accounting Officer)

EXHIBIT INDEX:

----------- --------------------------------------------------------------------
Exhibit     Description Number
----------- --------------------------------------------------------------------
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------
31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------
32.1        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
----------- --------------------------------------------------------------------
32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
----------- --------------------------------------------------------------------