Form 10QSB/A
period 2004-09-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-12-09
CIK 1006762

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

                                Explanatory Note

This Amendment to the Quarterly Report on Form 10-QSB was previously filed on December 8, 2004 without proper signature notation as a result of an error by the EDGAR filing service company hired by PowerHouse Technologies Group, Inc.

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


                            POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: December 8, 2004      By: /s/ Jay Elliot*
                               -------------------------------------------------
                               Jay Elliot
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


Date: December 8, 2004      By: /s/ David R. Wells*
                               -------------------------------------------------
                               David R. Wells
                               Vice President Finance Operations
                               (Principal Financial and Accounting Officer)


* This page was previously filed without proper signature notation as a result of an error by the EDGAR filing service company.

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