Form 10QSB/A
period 2004-06-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-12-23
CIK 1006762

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

 Check whether the issuer (1) filed all reports required to be filed by Section
  13 or 15(d) of the Securities Exchange Act during the past 12 months (or for suchshorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

          As of September 13, 2004, there were 2,870,928 shares of the issuer's common stock, $0.0001 par value, outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Explanatory Note

This Amendment to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 being filed herewith reflects changes made in response to comments made by the staff of the Securities and Exchange Commission following its review of certain filings made by the Company under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Among other things, the Company evaluated its disclosure controls and procedures related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded, as of the Evaluation Date, that certain of the Company's disclosure controls and procedures were not effective.

During and shortly after the quarter ended June 30, 2004, the Company completed three separate transactions, each of which was significant, complex and non-recurring in nature. In connection with its preparation of this Quarterly Report, that was required to be filed by the Company under the Exchange Act, the Company discovered it had material weaknesses in its disclosure controls and procedures with respect to its ability to properly and timely record and account for these transactions. Specifically, subsequent to June 30, 2004, the Company presented a draft of this Quarterly Report to the Company's outside accountants for review. Commencing in July 2004 and through approximately August 17, 2004, management re-evaluated its disclosure controls and procedures based upon the outside accountant's review and comment that certain accounting treatment of certain transactions was not proper. Although considering at the time only the three transactions referred to, management concluded that the weaknesses that had been uncovered were more general in nature and would likely affect future accounting for similar matters. Based upon this re-evaluation, the Company determined that because the Company's internal staff lacked the adequate accounting resources to initially properly record the transactions, in terms of both the number of its internal accounting staff and their experience with and expertise in accounting for transactions of the type in question, the Company's disclosure controls and procedures were not effective, which, in turn, impacted on the Company's ability to timely file this Quarterly Report. The three transactions referred to above, and the accounting issue presented by each, were as follows.

Rescission Offer

From May 5, 2004, to June 4, 2004, the Company offered to certain of its existing stockholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios, Inc. (and after May 19, 2003, by the Company) the opportunity to rescind the purchase of such shares (the "Rescission Offer") for either the cash consideration paid for the shares, with interest, or Series A Junior Units, consisting of shares of Series A Junior Convertible Preferred Stock (the "Junior A Preferred Stock") and warrants to purchase shares of Common Stock (the "Junior A Preferred Warrants"). The Rescission Offer was based on certain of the matters alleged by the Company in the Proctor Litigation. Stockholders who accepted the Rescission Offer were required to give general waivers and releases with respect to certain potential claims against the Company.

In connection with the Rescission Offer, which was completed on June 4, 2004, 71 persons, holding an aggregate of 1,082,026 shares of Common Stock, accepted the Rescission Offer in exchange for Series A Junior Units, comprised of an aggregate of 1,082,026 shares of Junior A Preferred Stock and Junior A Preferred Warrants to purchase 270,507 shares of Common Stock; 11 persons, holding an aggregate of 45,500 shares of Common Stock accepted the Rescission Offer for an aggregate cash consideration of $227,500; and 20 persons, holding an aggregate of 119,665 shares of Common Stock, rejected the Rescission Offer and retained their ownership of Common Stock as originally purchased.

The Rescission Offer was inadequately accounted for by the Company's internal staff because it lacked the necessary knowledge and experience with respect to the proper accounting treatment of dividends related to the issuance of the Junior A Preferred Warrants and the required disclosure of the transaction. In order to provide the proper accounting treatment for the transaction, the Company would have had to first value the Common Stock being exchanged, and then record the correct allocation between the value of the new Junior A Preferred Stock being issued, along with the dividend value associated with the issuance of the Junior A Preferred Warrants.

Merger of First Person Software, Inc.

Effective June 18, 2004, the Company acquired approximately 51% of the shares of outstanding common stock of First Person Software, Inc. ("First Person") in consideration of cash and shares of Common Stock of the Company, at an aggregate of $2,500,000 (the "FPS Merger"). The consideration includes a certain amount of cash that was held in escrow by an authorized agent and that was released, on August 27, 2004, upon the satisfactory review by the Company of First Person's financial statements, and further includes a certain number of shares of Common Stock that are currently being held in escrow by the same agent and that will only be released upon the satisfactory achievement by the Company of certain performance milestones within the applicable periods specified in the FPS Merger Agreement. Immediately prior to the FPS Merger, the Company owned approximately 49% of the outstanding shares of

First Person stock, which shares were originally purchased by the Company in November 2002. In connection with the FPS Merger, the Company issued a total of 217,938 shares of Common Stock to former stockholders of First Person. The shares were valued at $4.59 per share.

The FPS Merger required the Company to properly calculate the purchase price, properly allocate the purchase price to the acquired assets and assumed liabilities, and properly disclose such determinations. According to the Company's management, the Company did not properly calculate the purchase price nor allocate the purchase price, and did not have the requisite knowledge to disclose the accounting of the transaction. As a result, the Company's management requested further backup detail to support the Company's findings.

Management retained the services of an outside firm to assist in correcting the accounting deficiencies. This required approximately two weeks of work to reallocate the prior investment made by the Company into the acquired entity, and conform the new investment to the proper accounting for an acquisition in accordance with FASB 141.

Convertible Note / Bridge Financing and Senior A Units Offering

In October 2003, the Company offered up to $10,000,000 principal amount of secured convertible notes, bearing 10% interest per annum with a maturity of 10 years (the "Convertible Notes"), which were secured by all of the Company's intellectual property and tangible assets, current and future. The holders of the Convertible Notes, at its option, may convert the principal and interest of the Convertible Notes into Common Stock at any time at an initial conversion price of $4.00 per share. As of March 31, 2004, the Company had issued approximately $444,000 of Convertible Notes

In March 2004 and in conjunction with the commencement of the Company's Senior A Units Offering, the Company issued Secured Convertible Promissory Notes to certain investors (the "Bridge Notes", and the transaction contemplated thereby, the "Bridge Financing") to secure immediate funding of up to $1,250,000. By their terms, the Bridge Notes bore interest at the rate of 10% per annum, commencing 90 days from the date of their issuance and were secured by all of the Company's assets pursuant to the Security Agreement. In connection with the Bridge Financing, the Company and the holders of the Convertible Notes agreed to exchange the Convertible Notes for Bridge Notes. As of March 31, 2004, the Company had received $1,240,000 under the Bridge Financing.

On June 14, 2004, the Company closed upon the first tranche of the Company's Senior A Units Offering, which consisted of approximately $8,722,605 in total consideration from the sale of approximately 784,500 Senior A Units to certain institutional investors. The amount included approximately $2,125,000 received under the previously closed Bridge Financing and approximately $539,000 principal amount of previously issued Convertible Notes, following the conversion of the Convertible Notes into shares of Series A Senior Convertible Preferred Stock (the "Senior A Preferred Stock"). In connection with the Senior A Units Offering, the Company issued 3,137,997 shares of Senior A Preferred Stock. The Company also issued five-year warrants exercisable at $2.29 per share to purchase 287,473 shares of the Company's Common Stock related to the convertible and bridge financing, and warrants to purchase 784,500 shares of the Company's Common Stock (the "Senior A Preferred Warrants") related to the Senior A Units Offering.

On August 13, 2004, the Company issued 588,686 shares of Senior A Preferred Stock upon the closing of the second and final tranche of the Senior A Units Offering. The second closing offer consisted of approximately $1,788,048 in funding of Senior A Units with certain institutional investors. The Senior A Units Offering was terminated upon completion of the second and final closing. In connection with the Senior A Units Offering, the Company closed on approximately $10,510,653 in funding.

With respect to the above set of transactions, the Company did not have the necessary resources, including the lack of adequate internal staff and lack of accounting knowledge, to properly account and disclose such transactions. Specifically, the issuance of the Senior A Units required the proper calculation of beneficial conversion features of the Senior A Preferred Stock and the Senior A Preferred Warrants. As well, since in some instances the issuance of the Senior A Units was based upon the conversion of Convertible Notes and Bridge Notes that were previously issued, the Company was required to properly allocate the proceeds of the prior loans in connection with the issuance of such Senior A Units.

Accounting guidelines determine that a beneficial conversion feature exists whenever the non-detachable features are in the money at the commitment date. At June 14, 2004, it was determined that the feature was in the money and, as such, the beneficial conversion feature needed to be accounted for separately and charged when issued. It took the Company approximately three weeks, with the assistance of outside support, for the Company to properly determine the fair value of the various components and then account for these items.

The Company originally filed this Quarterly Report on September 13, 2004, which was required to be filed by August 13, 2004. The financial statements included in the originally filed Quarterly Report properly reflect the three transactions mentioned above.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2004, the Company made certain changes in its internal controls and procedures over financial reporting. After reaching the conclusions referred to above, management took steps it believed necessary and appropriate to correct the weaknesses in the Company's internal accounting procedures and controls that had been found. These steps included expanding the Company's internal accounting staff and engaging consultants with considerable accounting experience, and developing a set of accounting procedures that mandate expert review promptly of all transactions in order that they be properly recorded at the earliest possible time, expert review immediately of the appropriate accounting principles to be applied to each transaction, immediate closing of the Company's books of account at the end of each quarter or other appropriate accounting period and the prompt preparation of draft financial statements in order that the review and final preparation process can proceed efficiently to enable the timely filing of accurate and complete financial statements.

In this regard, the Company has hired an additional full-time accounting staff member at the Manager level and has retained Hood & Strong LLP ("Hood & Strong"), an accounting consultancy firm that the Company believes has the requisite skill and experience to assure that the weaknesses in its internal controls and procedures will be cured. Hood & Strong is registered with the PCAOB and has extensive current and prior experience providing both attest and non-attest services to publicly listed companies. While developing the foregoing, the Company also retained a part-time consultant to assist it with certain specific tasks. The Company continues to retain Hood & Strong.

Specifically, Hood & Strong assists management with respect to accounting issues related to the Company's monthly internal closings. Hood & Strong also reviews the Company's financial statements, supporting documentation, conclusions on treatment for complicated transactions, and the Company's Quarterly Reports on Form 10-QSB, prior to submission to our auditors. Hood & Strong will also begin assisting the Company with its Sarbanes Oxley Section 404 implementation and compliance.

The Audit Committee of the Company's Board of Directors participated in the foregoing by reviewing developments and proposed solutions with the accounting staff and management and has approved the procedures referred to above.

The correction of the Company's internal accounting procedures and controls to the point where they can be deemed to be effective has been an ongoing process. The procedures were not effective by the time the Company was required to file this Quarterly Report Management believes that good progress had been made, however, and that its solutions will work not later than December 31, 2004. Management continues to hold that view and, based on its observation of steps already being taken by the accounting staff regarding the early review of transactions and arranging for the early closing of the accounting books and commencement of preparation of the filing, expects that the Company's Quarterly Report on Form 10-QSB Report for the quarter ending December 31, 2004, will be timely and accurately filed.

ITEM 6. EXHIBITS

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

                           POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: December 22, 2004    By: /s/ Jay Elliot
                               ------------------------------
                               Jay Elliot
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


Date: December 22, 2004    By: /s/ David R. Wells
                               --------------------------------
                               David R. Wells
                               Vice President Finance Operations
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