Form 10QSB/A
period 2004-09-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2004-12-23
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A2

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

                       Commission file number: 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                   94-3334052
    -------------------------------              -------------------------------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                      Identification No.)

      2694 Bishop Drive, Suite 270
             San Ramon, CA                                   94583
    -------------------------------              -------------------------------
         (Address of principal                             (Zip Code)
           executive offices)

      Issuer's telephone number:                        (925) 328-1100
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

                                Explanatory Note

This Amendment to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 being filed herewith reflects changes made in response to comments made by the staff of the Securities and Exchange Commission following its review of certain filings made by the Company under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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

During and shortly after the quarter ended June 30, 2004, the Company completed three separate transactions, each of which was significant, complex and non-recurring in nature. In connection with its preparation of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (the "June 30th Quarterly Report"), that was required to be filed by the Company under the Exchange Act, the Company discovered it had material weaknesses in its disclosure controls and procedures with respect to its ability to properly and timely record and account for these transactions. Specifically, subsequent to June 30, 2004, the Company presented a draft of the June 30th Quarterly Report to the Company's outside accountants for review. Commencing in July 2004 and through approximately August 17, 2004, management re-evaluated its disclosure controls and procedures based upon the outside accountant's review and comment that certain accounting treatment of certain transactions was not proper. Although considering at the time only the three transactions referred to, management concluded that the weaknesses that had been uncovered were more general in nature and would likely affect future accounting for similar matters. Based upon this re-evaluation, the Company determined that because the Company's internal staff lacked the adequate accounting resources to initially properly record the transactions, in terms of both the number of its internal accounting staff and their experience with and expertise in accounting for transactions of the type in question, the Company's disclosure controls and procedures were not effective, which, in turn, impacted on the Company's ability to timely file its June 30th Quarterly Report. The three transactions referred to above, and the accounting issue presented by each, were as follows.

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

On September 13, 2004, the Company filed the June 30th Quarterly Report, which was required to be filed by August 13, 2004. The financial statements included in the June 30th Quarterly Report properly reflect the three transactions mentioned above.

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

The correction of the Company's internal accounting procedures and controls to the point where they can be deemed to be effective has been an ongoing process. The procedures were not effective by the time the Company was required to file this Quarterly Report, and the Company was required to file for an extension in connection with this filing. This was due solely to an administrative issue because the Company had changed firms to perform the edgarization service. The new firm had not properly tested the filing codes, and as a result the Company missed the filing deadline. Management believed that good progress had been made, however, and that its solutions would work. Management continues to hold that view and, based on its observation of steps already being taken by the accounting staff regarding the early review of transactions and arranging for the early closing of the accounting books and commencement of preparation of the filing, expects that the Company's Quarterly Report on Form 10-QSB Report for the quarter ending December 31, 2004, will be timely and accurately filed.

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

                                    POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: December 22, 2004    By: /s/ Jay Elliot
                               --------------------------------------
                               Jay Elliot
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


Date: December 22, 2004    By: /s/ David R. Wells
                               --------------------------------------
                               David R. Wells
                               Vice President Finance Operations
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