Form 10QSB
period 2004-12-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2005-02-10
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

Yes [X] No [ ]

As of February 4, 2005, there were 3,569,443 shares of the issuer's common stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
          CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004
                                   (Unaudited)

                                      ASSETS

CURRENT ASSETS:
Cash                                                                                    $  1,893,280
Accounts receivable                                                                           89,404
Inventory                                                                                    189,501
Other current assets                                                                         133,406
                                                                                        ------------
Total current assets                                                                       2,305,591

PROPERTY AND EQUIPMENT:                                                                       13,842

OTHER ASSETS:
Software technology, net of accumulated amortization of $293,226                           2,529,110
Other assets                                                                                  52,025
                                                                                        ------------
Total other assets                                                                         2,581,135

TOTAL ASSETS                                                                            $  4,900,568
                                                                                        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

Accounts payable                                                                        $  1,547,366
Accrued compensation                                                                          88,290
Accrued liabilities                                                                        1,565,293
Dividends payable                                                                            434,465
                                                                                        ------------

Total current liabilities                                                                  3,635,414

TOTAL LIABILITIES                                                                          3,635,414
                                                                                        ============

Commitments and contingencies  (See Note 5)

STOCKHOLDERS' EQUITY:

Senior A Preferred stock, $.0001 par value; 10,000,000 shares authorized; 3,674,635
shares issued and outstanding; preference upon liquidation of $15,972,915                        368
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized; 879,026
shares issued and outstanding; preference upon liquidation of $2,600,000                          88
Common stock, $.0001 par value; 200,000,000 shares authorized; 3,333,958 shares                  334
issued and outstanding
Additional paid in capital                                                                27,024,654
Deficit accumulated in development stage                                                 (25,437,040)
Treasury stock                                                                              (183,600)
Deferred consulting compensation                                                            (139,650)

                                                                                        ------------

Total stockholders' equity                                                                 1,265,154
                                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  4,900,568
                                                                                        ============

See accompanying notes to consolidated financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                              For the period from
                                            For the three months ended           For the nine months ended        May 16, 2002
                                                     December 31,                       December 31,            (inception) to
                                               2004              2003             2004              2003       December 31, 2004
                                            (Unaudited)       (Unaudited)     (Unaudited)        (Unaudited)      (Unaudited)
                                           ------------      ------------     ------------      ------------     ------------
Revenues                                   $    140,120      $    238,615     $    234,643      $    238,615     $    580,228

Cost of Sales                                    93,953           166,380          162,169           166,380          376,840
                                           ------------      ------------     ------------      ------------     ------------

Gross Profit                                     46,167            72,235           72,474            72,235          203,388
                                           ------------      ------------     ------------      ------------     ------------
Operating Expenses:
Research and development                        116,027                --          254,621           104,006          574,193
Sales and marketing                             394,288           391,932        1,655,845         1,289,249        3,625,001
General and administrative                    2,038,327           626,848        4,244,712         1,280,859        7,399,060
                                           ------------      ------------     ------------      ------------     ------------
Total operating expenses                      2,548,642         1,018,780        6,155,178        2,674,114       11,598,254

Non-Operating (Income) Expense:
Other income                                     (7,151)               --          (35,734)               --          (15,370)
Loss due to theft                                    --                --               --         1,839,411        3,142,759
Equity in loss of investee                           --             2,398           24,365            97,329          205,854
Interest expense                                    277                --        2,146,966             3,118        2,214,846
                                           ------------      ------------     ------------      ------------     ------------
Total non-operating (income) expense             (6,874)            2,398        2,135,597         1,939,858        5,548,089

Loss Before Income taxes                      2,495,601           948,943        8,218,301         4,541,737       16,942,955

Provision for Income Taxes                           --                --              800                --            2,400
                                           ------------      ------------     ------------      ------------     ------------

Net Loss                                      2,495,601           948,943        8,219,101         4,541,737     $ 16,945,355
                                                                                                                 ============
Dividends on Senior A
Preferred Stock                                 883,063                --        8,491,687                --
                                           ------------      ------------     ------------      ------------
Net Loss Allocable
to Common Shareholders                     $  3,378,664      $    948,943     $ 16,710,788      $  4,541,737
                                           ============      ============     ============      ============

Basic and Diluted Loss per Share           $     (1.11)      $     (0.27)     $     (5.35)      $     (1.48)
                                           ============      ============     ============      ============

Weighted Average Shares Outstanding           3,053,458         3,548,716        3,124,716         3,059,242
                                           ============      ============     ============      ============


See accompanying notes to consolidated financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 2004

                                                                                                      For the Period
                                                               For the Nine        For the Nine     from May 16, 2002
                                                               Months Ended        Months Ended       (inception) to
                                                            December 31, 2004    December 31, 2003  December 31, 2004
                                                               (unaudited)          (unaudited)         (unaudited)
                                                            -----------------    -----------------  -----------------
Cash Flows from Operating Activities:
    Net loss                                                     (8,219,101)        (4,541,737)        (16,945,355)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Common stock issued for services                        956,000            779,000           2,159,775
            Equity in loss of investee                               24,365             97,329             205,854
            Depreciation and amortization                           295,232                 --             295,232
            Accrued interest on notes payable                            --              3,118                  --
            Interest expense relating to amortization
              of debt issuance costs                                172,042                 --             193,303
            Interest expense relating to amortization
              of debt discount                                    1,883,949                 --           1,921,715
        Changes in operating assets and liabilities:
            Accounts receivable                                     (66,466)           (19,283)            (89,404)
            Inventory                                              (173,413)           (20,539)           (189,501)
            Other current assets                                   (113,406)            (9,550)           (133,406)
            License fee                                                  --           (219,033)           (118,418)
            Other assets                                            (49,976)                --             (52,025)
            Accounts payable                                        617,303            436,403           1,547,366
            Accrued compensation                                   (261,293)           309,003              70,790
            Accrued liabilities                                      86,834             50,390             465,694
            Dividends payable                                            --                 --                  --
            Due to officer                                          (21,251)           (93,667)            (21,251)
                                                                -----------        -----------         -----------
                Net cash used in operating activities
                    from continuing operations                   (4,869,181)        (3,228,566)        (10,689,631)
                                                                -----------        -----------         -----------
Cash Flows from Investing Activities:
            Acquisition of First Person Software, Inc.           (1,283,698)                --          (1,283,698)
            Purchase of equipment                                   (15,847)                --             (15,847)
            Investment in equity investee                                --                 --            (130,000)
                                                                -----------        -----------         -----------
                Net cash used in investing activities            (1,299,545)                --          (1,429,545)
                                                                -----------        -----------         -----------
Cash Flows from Financing Activities:
    Payment of finders' fee                                         (60,825)           (50,000)           (110,825)
    Payment of debt issuance costs                                       --                 --             (98,425)
    Principal payment on notes payable to equity investee                --           (180,000)           (270,000)
    Advances on common stock subscriptions                               --          3,308,632           2,233,676
    Proceeds from convertible notes                                 980,000            240,000           2,664,000
    Payments upon rescission of common stock                       (227,500)                --            (227,500)
    Proceeds from sale of common stock                                   --                 --           3,258,683
    Proceeds from sale of preferred stock                         6,562,847                 --           6,562,847
                                                                -----------        -----------         -----------
                Net cash provided by financing activities         7,254,522          3,318,632          14,012,456
                                                                -----------        -----------         -----------
Net increase in cash                                              1,085,796             90,066           1,893,280
Cash, beginning of period                                           807,484                 --                  --
                                                                -----------        -----------         -----------
Cash, end of period                                               1,893,280             90,066           1,893,280
                                                                ===========        ===========         ===========
Non-cash investing and financing activity:
    Issuance of note payable for acquisition of
      investment in equity investee                                      --            270,000             270,000

    Issuance of common stock in exchange for an
        investment in equity investee                                    --            100,000             100,000

    Issuance of common stock in connection with
        the acquisition of First Person Software, Inc.            1,196,136                 --           1,196,136

    Debt discount recognized in connection with issuance of
        convertible notes                                                --                 --             239,008

    Liabilities assumed upon combination with

        Agate Technologies, Inc.                                         --                 --             280,426

    Issuance of Senior A preferred stock in
        connection with conversion of debt                        2,676,766                 --           2,676,766

    Issuance of Junior A preferred stock in
        exchange for common stock in connection                   5,410,130                 --           5,410,130
        with the rescission offer

See accompanying notes to consolidated financial statements.

PowerHouse Technologies Group, Inc.
(A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Month Periods Ended December 31, 2004 (Unaudited) and December 31, 2003 (Unaudited), For the Period May 16, 2002 (inception) Through December 31, 2004 (Unaudited)

Forward-Looking Statements

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at December 31, 2004, and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended March 31, 2004, contained in our Form 10-KSB filed on July 14, 2004.

2. Summary of Significant Accounting Policies

Critical Accounting Policies

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

            Revenue Recognition

            Reserve For Returns, Price Discounts And Rebates

            Acquired Intangible Assets

            Recoverability of Goodwill and Purchased Intangible Property

In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company's Form 10-KSB for the year ended March 31, 2004, which was filed on July 14, 2004. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in our audited financial statements.

We account for our purchases of acquired companies in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") and account for the related acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as "acquired technology," are amortized to expense over time. As of December 31, 2004, we had an aggregate of approximately $2.5 million reflected on the accompanying consolidated balance sheet related to intangible assets. The allocation of the purchase price of the acquired companies to intangible assets requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. If different conditions should prevail, material write-downs of intangible assets could occur.

Our acquired software technology assets are currently amortized over a period of five years, using the straight-line method. SFAS 142 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") requires the Company to assess for an impairment of its intangible assets using a two-phase process. The first phase screens for impairment, while the second phase, if necessary, measures the impairment. The Company is a single reporting unit; accordingly, all of the Company's intangible assets are associated with the entire company. The Company performs the required impairment analysis of intangible assets annually, or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of stockholders' equity could require the Company to write down the value of intangible assets to its fair value and record an expense for the impairment loss.

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

Stock-Based Compensation

On December 8, 2004, the Board of Directors adopted and the stockholders approved the 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan") and reserved 1,125,000 shares for grant under the Stock Incentive Plan. The Company may issue stock options, restricted stock, or stock bonuses under the Stock Incentive Plan to employees, directors, and consultants. Stock options granted under the Stock Incentive Plan may be granted at prices not less than the fair market value at the date of grant for incentive stock options. Options expire ten years from the date of grant and generally vest over 3 years. No participant in the Stock Incentive Plan who is a key employee may be granted more than 125,000 stock options in any calendar year.

Subsequent to December 31, 2004, the Board of Directors authorized the granting of 840,000 stock options under the Stock Incentive Plan to several employees, and one former employee.

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and in accordance with FASB Interpretation No. 44. Pursuant to these accounting pronouncements, the Company records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date. The Company has no employee options outstanding at December 31, 2004.

Beginning on January 1, 2005, the Company will adopt the accounting treatment required by FASB Statement No. 123 (revised 2004) which will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements.

3. Stock Transactions

The Company entered into a Placement Agency Agreement, dated as of April 7, 2004, with Middlebury Capital, LLC ("Middlebury Capital") to act as the placement agent for the sale of a minimum of $8,000,000, and up to a maximum of $15,000,000, of the Company's Series A Senior Units (the "Senior A Units") in the Senior A Units Offering. Each Senior A Unit is comprised of four shares of the Company's Series A Senior Convertible Preferred Stock (the "Senior A Preferred Stock") and a five-year warrant to purchase one share of common stock, par value $0.0001 per share ("Common Stock") at an exercise price of $3.83 (the "Senior A Preferred Warrants"). Pursuant to the Placement Agency Agreement, and in conjunction with other underwriter compensation, the Company granted Middlebury Capital five-year warrants exercisable for $2.29 per share to purchase up to 68,559 shares of the Company's Common Stock (the "Common Placement Agent Warrants") and five-year warrants exercisable at $3.06 per share to purchase up to 264,775 shares of the Company's Senior A Preferred Stock (the "Preferred Placement Agent Warrants"). As of December 31, 2004, all of the Preferred Placement Agent Warrants had been granted.

On June 4, 2004, in connection with a rescission offer made to certain holders of its Common Stock, the Company issued 1,082,026 shares of Series A Junior Convertible Preferred Stock, convertible into Common Stock upon demand (the "Junior A Preferred Stock"), in exchange for the same number of shares of the Company's Common Stock. In addition, the Company issued, with the Junior A Preferred Stock, five-year warrants exercisable at $3.83 per share to purchase up to 270,507 shares of the Company's Common Stock (the "Junior A Preferred Warrants"). During the quarter ended June 30, 2004, the Company recognized dividends of $1,760,708 related to the beneficial conversion feature of the Junior A Preferred Stock and Junior A Preferred Warrants. (See note 5, "Commitments and Contingencies, Rescission Offer.")

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

To comply with the terms of the Registration Rights Agreement, the Company filed a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission ("SEC") on August 13, 2004. In response to the SEC staff's comments, the Company filed Amendments to its Registration Statement with the SEC on October 27, 2004, December 8, 2004 and December 23, 2004. On December 23, 2004, the Company received notice from the SEC that the registration statement was effective as of that day.

On September 12, 2004, with respect to the penalty owed to the former holders of convertible notes and bridge notes, the Company began accruing for the penalty at a rate of $2,649 per day. With respect to the penalty owed to the purchasers of Senior A Units in connection with the first tranche of the Senior A Units Offering, which closed on June 14, 2004, on October 12, 2004 the Company began to accrue an additional $6,084 penalty per day. With respect to the penalty owed to the purchasers of Senior A Units in connection with the second tranche of the Senior A Units Offering, which closed on August 13, 2004, on December 11, 2004 the Company began to accrue an additional $1,788 penalty per day. On December 23, 2004, the SEC declared the registration statement effective which satisfied the requirements of the Registration Rights Agreement. Also on December 23, 2004, the Company recorded a liability for the penalty with respect to the Registration Rights Agreement. The Company recorded a liability of $672,650 for the period ended December 31, 2004. The total accrued dividend for the penalty was $720,332. (See Note 5, Commitments and Contingencies, "Series A Senior Convertible Preferred Stock Penalty".)

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

On November 8, 2004, the Company issued 150,000 shares of Common Stock to an individual in connection with prior employment matters related to the founding and early operation of the Company. The shares were issued with transfer restrictions based on Rule 144 under the Securities Act of 1933. The market value for the shares at the time of the issuance was $5.50 per share. The Company recorded an expense of $825,000 for the issuance of these shares.

On November 23, 2004, the Company issued 2,500 shares of Common Stock to a member of the Board of Directors for services. General and Administrative expense of $12,250 was recorded related to these shares.

On December 17, 2004, the Company issued a total of 27,241 shares of Common Stock in connection with the completion of a certain performance milestone set forth in the FPS Merger Agreement in connection with the Company's acquisition of the shares of First Person that were not previously owned by the Company on June 18, 2004. An additional 54,509 shares of Common Stock is reserved for issuance contingent upon the completion of certain additional performance milestones. The Company increased the value of the assets purchased from First Person by $107,602 related to this issuance. (See Note 5, "Commitments and Contingencies, Release of First Person Escrow Common Shares.")

During the quarter ended December 31, 2004, certain Series A Senior Preferred and Series A Junior Preferred stockholders requested conversion of their shares into Common Stock, pursuant to their respective agreements. For the quarter ended December 31, 2004, there were 52,408 shares of Series A Senior Preferred and 203,000 shares of Series A Junior Preferred surrendered for conversion, and 255,408 shares of Common Stock were issued.

4. Lease Agreements

The Company leases its office facilities under various non-cancelable operating leases that expire at various dates through 2009.

On July 2, 2004, the Company entered into a 25-month lease agreement for a 2,335 square foot office in San Francisco, California. The agreement requires monthly lease payments of $4,281 through June 30, 2005, and monthly lease payments of $4,475 through July 31, 2006. Subsequent to December 31, 2004, the Company entered into a sub-lease agreement with a third party for the San Francisco, California space. The sub-lease will commence February 21, 2005 and the sub-leasor will pay the Company $4,281 per month through February 28, 2006, and $4,475 through the termination of the sublease on July 31, 2006. The Company also received a deposit equal to two months rent of $8,562.

On December 1, 2004, the Company entered into a 48-month lease for a 10,270 square foot office in Redwood City, California. The agreement is scheduled to commence on February 18, 2005, and requires monthly lease payments of $14,892 through July 31, 2005, monthly lease payments of $17,973 through January 31, 2006, monthly lease payments of $18,486 through January 31, 2007, monthly lease payments of $19,000 through January 31, 2008, and monthly lease payments of $19,513 through January 31, 2009.

On December 9, 2004 the Company entered into a 1-month lease with the landlord of the San Ramon, California facility for the same 6,752 square feet previously sub-leased from another tenant. The lease required a one time payment of $13,504 and terminates January 31, 2005.

Rent expense was $39,690 for the three months ended December 31, 2004 and $93,389 for the nine months ended December 31, 2004. The following table summarizes the Company's future minimum lease payments, net of sublease income for operating leases as of December 31, 2004. Sublease income in the table below amounted to $6,422 for fiscal 2005, $51,760 for fiscal 2006, and $17,900 for fiscal 2007.

                          -----------------------------------------
                          2005                             $ 36,205
                          -----------------------------------------
                          2006                              205,537
                          -----------------------------------------
                          2007                              222,859
                          -----------------------------------------
                          2008                              229,021
                          -----------------------------------------
                          2009                              195,130
                          -----------------------------------------
                          Total                            $888,752
                          -----------------------------------------

5. Commitments and Contingencies

Rescission Offer

Contemporaneous with the commencement of the Senior A Units Offering, the Company conducted a Rescission Offer that it made to certain of its existing stockholders who had originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios, Inc. ("PowerHouse Studios") (and after May 19, 2003, by the Company). Pursuant to the Rescission Offer, these stockholders were given the opportunity to rescind the purchase of such shares for either the cash consideration paid for the shares, with interest, or Series A Junior Units, each such Series A Junior Unit being comprised of four shares of Junior A Preferred Stock, and a Junior A Preferred Warrant.

The Rescission Offer was based on certain of the matters alleged by the Company in the Proctor Litigation. (See Note 5, "Commitments and Contingencies, Litigation.") Stockholders who accepted the Rescission Offer were required to give general waivers and releases with respect to certain potential claims against the Company. The Junior A Preferred Stock has certain preferences over the Common Stock, including an anti-dilution provision in the event the Company is unsuccessful in the Proctor Litigation. The Junior A Preferred Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

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

Merger with First Person Software, Inc.

On May 28, 2004, the Company entered into the FPS Merger Agreement with First Person and its stockholders (either directly as signatories to the FPS Merger Agreement or as parties in interest to the FPS Merger Agreement, represented by a duly authorized representative) to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of Common Stock of the Company, at an aggregate consideration of $2,500,000 (the "FPS Merger"). The Company issued 217,938 shares of Common Stock to the holders of First Person shares. The consideration included a certain amount of cash that was held in escrow by an authorized agent and was released, on August 27, 2004, upon the satisfactory review by the Company of First Person's financial statements, and further includes 54,509 shares of Common Stock that are currently being held in escrow by the same agent and that will only be released upon the satisfactory achievement by the Company of certain performance milestones within the applicable periods specified in the FPS Merger Agreement. (See Note 3, "Stock Transactions") Pursuant to the FPS Merger Agreement, the number of shares issued in connection with the FPS Merger was based on the average closing price of the Company's Common Stock for a total of 20 days immediately prior and subsequent to the announcement of the acquisition. Immediately prior to the FPS Merger, the Company owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by the Company in November 2002. The FPS Merger became effective on June 18, 2004. All the employees of First Person were offered, and accepted, employment in the Company. (See Note 3, "Stock Transactions.")

The Company will give accounting recognition for the shares held in escrow related to performance milestones noted above, if and when the performance milestones are achieved and the shares are released from escrow. The first evaluation period occurred approximately 90 days from the closing of the transaction, and the second approximately 180 days from the closing of the transaction. The allotted shares, when released from escrow due to the attainment of the performance milestones, will result in an increase to the value of the assets of First Person purchased by the Company.

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
                                                             -----------
                                                             $ 2,455,451
                                                             ===========

In December 2004, the value assigned to the software technology intangible asset increased by $107,692 as a result of the issuance of the Milestone shares, and in September 2004 the value was increased by $88,533 also as a result of the issuance of Milestone shares. For the period ending December 31, 2004 the Company incurred amortization expense of $137,893 related to the software technology intangible asset, and an adjustment of $4,261 related to the original purchase accounting. The net book value of its software technology as of December 31, 2004 was $2,529,110. The Company's assessment is that the useful life of the acquired net intangible assets will be 5 years. The acquired net intangible assets will be amortized using the straight-line method.

The following unaudited pro forma consolidated statement of operations assumes the acquisition occurred as of the beginning of the periods presented and presents pro forma financial information for the periods ended December 31, 2004 and 2003. There would be no pro forma impact on revenue from this acquisition. In the Company's opinion, all adjustments necessary to present fairly such unaudited pro forma consolidated statement of operations have been made.

From May 16,

                                        For the three months ended           For the nine months ended
                                                December 31,                       December 31,

                                          2004               2003               2004              2003
                                     -------------       -----------       -------------      -------------
Net loss as reported                 $  (2,495,601)      $  (948,943)      $  (8,219,101)     $  (4,541,737)
                                     -------------       -----------       -------------      -------------
Adjustment for First Person (1)                 --            (2,496)          (153,543)          (101,302)
                                     -------------       -----------       -------------      -------------
Pro forma net loss                    $ (2,495,601)      $  (951,439)      $  (8,372,644)     $  (4,643,039)
                                     -------------       -----------       -------------      -------------
Pro forma net loss allocable to
common shareholders                  $  (3,378,664)      $  (951,439)      $ (16,864,331)     $  (4,643,039)
                                     -------------       -----------       -------------      -------------
Basic and diluted loss per share
as reported                          $       (1.11)      $     (0.27)      $       (5.35)     $       (1.48)
                                     -------------       -----------       -------------      -------------
Pro forma basic and diluted loss
per share                            $       (1.11)      $     (0.27)      $       (5.40)     $       (1.52)
                                     -------------       -----------       -------------      -------------

(1) Reflects additional loss related to the 51% not owned by the Company as of April 1, 2004 and amortization of software technology.

Employment Agreement

On November 1, 2004, the Company entered into an employment agreement with Manijeh Moghis as its Chief Operating Officer terminable at any time upon notice by either party. The agreement calls for a salary at the rate of $225,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 50-100% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. In addition, Ms. Moghis also received 500,000 options for the purchase of common stock. The Board of Directors approved the granting of these options effective as of January 20, 2005. The options have an exercise price equal to the closing market price of the Company's Common Stock as of the date the option grant is approved by the Board of Directors, and will vest over a period of three years, subject to continued employment. The options shall vest subject to the following schedule:
12.5% of the total shares of Common Stock underlying the options shall vest three months from Ms. Moghis' employment start date, which was November 1, 2004, and thereafter, 1/36 of the total shares of Common Stock underlying the options shall vest on the first date of each full month during which Ms. Moghis remains employed with the Company during the 36-month vesting period so that 100% of such options shall have vested on the third anniversary of Ms. Moghis' employment start date, which was November 1, 2004. Ms. Moghis was also nominated to the Company's Board of Directors, subject to approval by the Board, which was granted November 15, 2004.

Litigation

Proctor, et. al. and Related Matters

On September 15, 2003, the Company filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles, South West District (the "Superior Court") captioned PowerHouse Technologies Group, Inc. v. Proctor, et. al., (case no: YC047491) (the "Proctor Litigation"). Named as defendants therein are Joseph Ford Proctor ("Proctor"), the Chief Executive Officer of MayFair Capital Group Limited, BrickHouse Capital Venture Limited ("BrickHouse"), Julie Holfinger, and others. The complaint alleged that the defendants, in connection with a capital-raising effort for the Company, diverted a significant amount of funds from the Company. The complaint asked to recover the diverted funds and to enjoin the transfer, sale or exercise of voting rights with respect to approximately 7,000,000 shares of Common Stock claimed by the defendants, which would represent approximately 67% of the total shares of Common Stock currently outstanding (the "Proctor Group Shares").

On November 10, 2004, the Superior Court issued a judgment in favor of the Company against Proctor, Nataya Proctor, Julie Holfinger, MayFair Capital Group Limited, BrickHouse, and the other defendants for (i) monetary damages and costs of $12,805,264 (comprised of $3,790,759 as special damages, $9,000,000 as punitive damages,
and $14,505 as costs), (ii) the return of all corporate books and records of PowerHouse Studios, its predecessors, subsidiaries and affiliated companies, and
(iii) the cancellation of the stock certificates held by the Proctor Group with respect to the Proctor Group Shares (7,250,000 shares of common stock of PowerHouse Studios) and a declaration that the Proctor Group Shares, and all legal and beneficial ownership interests therein, were null and void as of the date of issuance. There can be no assurance that the Company will collect on any of the monetary damages and costs awarded to it by the Superior Court.

The defendants' right to appeal expired on January 17, 2005, and, as of January 18, 2005, no appeal was filed by any of the defendants.

Dieterich, et. al. and Related Matters

In March 2004, the Company commenced an action in the Superior Court against Christopher Dieterich and Dieterich & Associates ("Dieterich"), who were the Company's counsel during the time period in which the transactions occurred that are the subject of the Proctor Litigation. The complaint alleged that the defendants are liable to the Company for, among other things, professional negligence, breach of fiduciary duties, and wrongfully withholding documents belonging to the Company.

On October 19, 2004, Christopher Dieterich filed a cross complaint with the Superior Court alleging various claims related to unpaid invoices totaling $22,811. The cross complaint also names Jay Elliot and Gregory Duffell, officers of the Company, as additional defendants.

Subsequent to December 31, 2004, the Company and Christopher Dieterich and Dieterich & Associates reached an agreement for the settlement of all claims, related to the aforementioned actions. The agreement calls for certain monthly payments to be paid to the Company, a mutual release of all current and future claims and termination of the existing legal actions.

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

The Company is not aware of any additional litigation as of February 9, 2005.

6. Subsequent Events

Subsequent to December 31, 2004, the Company received a demand for arbitration from a former service provider, which alleges breach of contract and related claims pursuant to an alleged contract for services, primarily services related to raising capital. The demand claims damages of approximately $947,103, plus an alleged option to purchase 138,948 shares of Common Stock. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material effect on the Company's financial position, results of operations, or cash flows.

Subsequent to December 31, 2004, the Company received resignations from two employees who had been hired in connection with the FPS Merger, which was completed on June 18, 2004. The resignations are effective as of February 11, 2005. The Company believes that no severance or separation payments are due to these employees under the terms of their respective employment agreements.

Subsequent to December 31, 2004, the Company's' Common Stock was re-listed on the Over the Counter Bulletin Board.

Subsequent to December 31, 2004, the Company entered into a verbal agreement with the landlord of its San Ramon, California location to extend its occupancy at this location through February 18, 2005. The Company made a one-time payment of $10,128 for this extension.

ITEM 2. PLAN OF OPERATION

Company Background

PowerHouse Technologies Group, Inc. (the "Company") is in the business of developing, acquiring and marketing computing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company was founded in May 2002 as PowerHouse Studios, Inc. ("PowerHouse Studios"). On May 19, 2003, PowerHouse Studios completed a business combination with Agate Technologies, Inc. ("Agate"), a publicly traded company that thereupon became the predecessor of the Company. Following that transaction, Agate effected a 1:122 reverse stock split and changed its name to "PowerHouse Technologies Group, Inc."

On June 18, 2004, the Company acquired the remaining 51% of First Person Software, Inc. ("First Person") that it did not already own in consideration of cash and shares of common stock of the Company, $0.0001 per share ("Common Stock"). First Person is the developer of a patent pending software system created for external memory technology and a key component of the Company's Migo(R) product.

The Company has developed the Migo(R), a compact personal computing system that combines the easy portability and functionality of Universal Serial Bus memory-storage devices with advanced synchronization, personalization and data management software. The Migo(R) is designed to improve the mobile computing experience by allowing computer users to easily transport the personalized desktop environment of their personal computers (complete with the same files, Microsoft(R) Outlook(R) e-mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features) and then access that same environment by displaying it on any other Windows-based computer. In addition, the Migo(R) is designed so that once it has been disconnected from a non-native computer through which a user's personalized environment has been accessed, no trace of the user's computer environment or its data will be left behind on that machine.

Principal Suppliers

The Company has developed software that runs on different hardware devices. The Company's current available hardware platforms are sourced from a limited number of manufacturers. Any termination or significant disruption in these relationships, or any material adverse change in the financial condition of one of these manufacturers, could prevent the Company from filling customer orders in a timely manner and would have a material adverse effect on its financial position and results of operations. Although the Company believes that its relationships with these manufacturers are stable and positive, there can be no assurance that these relationships will continue or that these manufacturers will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner. Although the Company is attempting to reduce the adverse impact that problems with these manufacturers could cause by developing relationships with other manufacturers, there is no assurance that the Company would be able to replace these manufacturers should a disruption in the relationship occur.

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

Patents, Proprietary Technology and Other Intellectual Property

The Company relies primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary software and technology. In addition, the Company seeks to avoid disclosure of its trade secrets by requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and by restricting access to the Company's software source code. The Company also relies on unpatented proprietary know-how in developing its products, and employs various methods, including confidentiality agreements with employees, consultants and others, to protect its trade secrets and know-how.

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

Employees

The Company has 17 full-time employees, as well as a number of consultants who provide development, sales, administrative and management services similar to those that would be provided by full and part-time employees. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.

Financial Results, Liquidity and Management's Plan (Unaudited)

Three months ended December 31, 2004 and 2003

We had revenues of $140,120 for the three months ended December 31, 2004, and no revenues for the corresponding period ended December 31, 2003. During the quarter ended December 31, 2004, we sold our software through online downloads, packaged through distributors and bundled with memory products. We continue to add distributors as a method to expand the availability of our products, and are expanding our online capabilities and advertising to promote sales. Our costs associated with the sale of products for the period ended December 31, 2004 were $93,953 and consisted mainly of expenses for the hardware devices sold with our software pre-loaded, and services related to loading software, packaging and shipping.

Our spending for the three months ended December 31, 2004 increased from the same period in 2003 due to several factors. Reflecting a significant increase in the number of persons employed by us, our spending for wages and related expenses was $431,053 for the three months ended December 31, 2004, up from $155,191 in the corresponding period in 2003. Our selling expenses increased as we prepared for additional advertising to increase the market visibility of our products. Costs for print advertising, trade shows and other product promotions were $227,805 for the three months ended December 31, 2004. We also have increased our sales efforts outside of the United States through various consultants and representatives. General and administrative costs include a one-time $825,000 non-cash charge for the issuance of Common Stock.

Nine months ended December 31, 2004 and 2003

We had revenues of $234,643 for the nine months ended December 31, 2004, and revenues of $238,615 for the corresponding period ended December 31, 2003. During the year to date we sold our software through online downloads, packaged through distributors and bundled with memory products. Our costs associated with the sale of products for the nine months ended December 31, 2004 and 2003 were $162,169 and $166,380, respectively, and consisted mainly of expenses for the hardware devices sold with our software pre-loaded, and services related to loading software, packaging and shipping.

Our spending for the nine months ended December 31, 2004 increased from the same period in 2003 due to several factors. Our spending for wages and related expenses was $1,387,065 for the nine months ended December 31, 2004, up from $571,945 in the corresponding period in 2003 (excluding a one time bonus of $500,000 related to the granting of shares). Our selling expenses increased related to advertising that has increased the market visibility of our products. We also continued our relationships with certain professional services firms to assist our development of strategies and related materials to successfully market and sell our products. Our general and administrative costs include a one-time $825,000 non-cash charge for the issuance of Common Stock.

For the nine months ended December 31, 2004, we incurred costs totaling $673,521 related to general legal advice on corporate and SEC related matters, the Proctor Litigation and our litigation with Dieterich (See Part I, Financial Information, Item 1, Financial Statements, Note 5 to the financial statements.), and intellectual property.

During the nine months ended December 31, 2004, the Company expensed capitalized loan costs and debt discount totaling $2,104,271 upon conversion of notes payable to equity.

Liquidity and Capital Resources

At December 31, 2004, we had working capital of ($1,329,823) as compared to working capital of ($2,550,515) at March 31, 2004. The increase is mainly due to the sale of equity, and the conversion of Convertible Debt (the balance of which was $1,492,758 at March 31, 2004) to equity, offset by the reduction of cash and cash equivalents due to operating expenses.

Recent and Expected Losses

The Company is a development stage company and has never been profitable and has sustained substantial net losses from operations. There can be no assurance that we will ever generate positive cash flow from our operating activities, or that the Company will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues, positive cash flow or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended March 31, 2003, the Company incurred a net pre-tax loss of ($2,327,360) and, for the fiscal year ended March 31, 2004, the Company incurred a net pre-tax loss of ($6,397,293). The Company's auditors, Hein & Associates LLP, issued an opinion in connection with the Company's financial statements for the fiscal year ended March 31, 2004, noting that sustained recurring losses raise substantial doubt about our ability to continue as a going concern.

The Company's results of operations were materially affected in the nine months ended December 31, 2004, and our results of operations for the fiscal year ending March 31, 2005 are expected to be materially affected, by the impact of having sold and exchanged Senior A Units and Junior A Units during those periods for consideration that was substantially below the market price of our Common Stock as of the dates of our issuance of such Units (which are comprised of securities that are ultimately convertible into or exercisable for shares of Common Stock). The Company is required to reflect this "discount" from market value, computed on an as-if-beneficially-converted-into-Common-Stock-on-the-date-of-issuance basis, as interest expense and dividends, the effect of which is to significantly increase our net loss allocable to holders of our Common Stock and our basic and diluted loss per share of Common Stock.

Substantial Doubt About Our Viability as a Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had limited revenues and minimal assets as of December 31, 2004, and has incurred losses since inception. The Company is a development stage company. To date, the Company has relied primarily on loans from stockholders and officers and the sale of its equity securities, and to a lesser degree on revenues from operations, which have not been significant, to fund operations. The Company's auditors have therefore recognized that there is substantial doubt about the Company's ability to continue as a going concern.

Satisfaction of Current and Future Capital Requirements

No assurance can be given that proceeds to the Company from the Senior A Units Offering completed in August, 2004 will satisfy the Company's on-going capital requirements. The Company cannot provide assurances that it will be able to develop its business to the point of generating consolidated net operating profits and positive cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, the Company would seek to institute cost-saving measures that would not only reduce overhead, but also curtail operations. The Company cannot assure that such measures, if implemented, will be sufficient to offset all of our operating expenses. If any capital subsequently raised from sales of securities is not sufficient to fund the balance of our operating expenses after we implement cost-cutting measures, the Company could be forced to discontinue certain operations or may be unable to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2004, the Company made certain changes in its internal controls and procedures over financial reporting. After reaching the conclusions referred to in the Company's Form 10-Q-SB/A for the quarter ended June 30, 2004, which was filed on December 23, 2004, management took steps it believed necessary and appropriate to correct the weaknesses in the Company's internal accounting procedures and controls that had been found. These steps included expanding the Company's internal accounting staff, and engaging consultants with considerable accounting experience, and developing a set of accounting procedures that mandate expert review promptly of all transactions in order that they be properly recorded at the earliest possible time, expert review immediately of the appropriate accounting principles to be applied to each transaction, immediate closing of the Company's books of account at the end of each quarter or other appropriate accounting period and the prompt preparation of draft financial statements in order that the review and final preparation process can proceed efficiently to enable the timely filing of accurate and complete financial statements.

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

Specifically, Hood & Strong assists management with respect to accounting issues related to the Company's monthly internal closings. Hood & Strong also reviews the Company's financial statements, supporting documentation, conclusions on treatment for complicated transactions, and the Company's Quarterly Reports on Form 10-QSB, prior to submission to our auditors. Hood & Strong will also begin assisting the Company with its Sarbanes-Oxley Section 404 implementation and compliance.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2004, the stockholders of the Company, by the majority written consent in lieu of a meeting, duly voted upon and approved the 2004 Omnibus Stock Incentive Plan. (See Note 2, "2. Summary of Significant Accounting Policies, Stock-Based Compensation.")

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibit 3.1. 2004 Omnibus Stock Incentive Plan.

     Exhibit 31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 2004:

On October 18, 2004, the Company filed a Form 8-K/A, which amends and supplements the original filing to include historical financial statements of First Person Software, Inc. and pro forma information required by Item 9.01 of Form 8K.

On November 11, 2004, the Company filed a Form 8-K regarding a press release that announced the judgment of the superior Court in the Proctor Litigation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: February 9, 2005              By:
                                        ----------------------------------------
                                        Jay Elliot
                                        Chairman of the Board and Chief
                                        Executive Officer
                                       (Principal Executive Officer)

Date: February 9, 2005              By:
                                        ----------------------------------------
                                        David R. Wells
                                        Vice President Finance Operations
                                        (Principal Financial and Accounting
                                        Officer)

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