Form 10QSB/A
period 2004-12-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2005-02-22
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-QSB is being filed to attach Exhibit 10.1, which was inadvertently omitted from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004, filed on February 10, 2004 (the "Original 10-QSB"). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-QSB and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.

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

a)   Exhibit 10.1. 2004 Omnibus Stock Incentive Plan.

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

                       POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: February 18, 2005             By:  /s/ Jay Elliot
                                        ----------------------------------------
                                        Jay Elliot
                                        Chairman of the Board and Chief
                                        Executive Officer
                                       (Principal Executive Officer)

Date: February 18, 2005             By:  /s/ David R. Wells
                                        ----------------------------------------
                                        David R. Wells
                                        Vice President Finance Operations
                                        (Principal Financial and Accounting
                                        Officer)

EXHIBIT INDEX:
--------------

Exhibit                            Description Number
-------                            ------------------

10.1        2004 Omnibus Stock Incentive Plan

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