Form 10KSB
period 2005-03-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2005-07-28
CIK 1006762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            --------------------------------------------------------

                                   FORM 10-KSB
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the fiscal year ended March 31, 2005.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                       Commission file number 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                 94-3334052
------------------------------------    -------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)


 555 Twin Dolphin Drive, Suite 650,
      Redwood City, California                           94065
------------------------------------    -------------------------------------
  (Address of Principal Executive                      (Zip Code)
              Offices)


       Registrant's telephone number, including area code: (650) 232-2600

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $308,189

The aggregate market value of common stock of the Company, $0.0001 per share ("Common Stock") held by non-affiliates of the registrant as of March 31, 2005, was $2,505,332. The Company's Common Stock is traded on the OTC Electronic Bulletin Board.

There were 4,258,410 shares of Common Stock issued and outstanding as of July 27, 2005.

Transitional Small Business Disclosure Format (check one): Yes [__] No [X]

                                     PART I.

This Annual Report on Form 10-KSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which PowerHouse Technologies Group, Inc. (the "Company") operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB could cause its actual results to differ significantly from those contained in any forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB to conform forward-looking statements to actual results.

ITEM 1.     Description of Business

The Company is in the business of developing, acquiring and marketing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company was founded in May 2002 as PowerHouse Studios, Inc. ("PowerHouse Studios"). On May 19, 2003, PowerHouse Studios completed a business combination with Agate Technologies, Inc., a publicly traded company ("Agate"). Following that transaction, the Company changed its name to "PowerHouse Technologies Group, Inc." and effected a 1:122 reverse stock split.(1) On June 18, 2004, the Company acquired 51% of First Person Software, Inc. ("First Person") that it did not previously own; the transaction was effected through a merger of First Person with and into PowerHouse Acquisition, LLC ("PowerHouse Acquisition"), a wholly-owned subsidiary of the Company, with PowerHouse Acquisition remaining as the surviving entity. (See Item 6, Management's Discussion and Analysis or Plan of Operation under the caption "Significant Events During Fiscal Year 2005").

In March 2005, the Company entered into a three-year development agreement (the "Development Agreement") with M-Systems Flash Disk Pioneers Ltd., an Israeli company ("M-Systems"). Pursuant to the Development Agreement, the Company granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute the Company's Migo


--------

(1) Unless otherwise noted, all share and per-share information is presented on a post-split basis.

products, and to use related trademarks, as an integrated part of M-Systems' Universal Serial Bus ("USB") drive product lines (see Item 6, Management's Discussion and Analysis or Plan of Operation under the caption "Significant Events During Fiscal Year 2005" below).

In March 2005, the Company moved its principal place of business into a larger facility in Redwood City, California and consolidated its operations from San Ramon, California and San Francisco, California. (See Item 2, Description of Property).

Company Technology: The Migo(R)

The Company has developed the Migo(R) ("Migo"), a software computing system that performs advanced synchronization, personalization and data management functions when installed on portable memory-storage devices that use USB ports on Windows-based computers. The Company believes that, in a manner similar to that in which the cellular phone revolutionized the way that many people communicate, the Migo has the potential to change the way people work with and away from their personal computers, whether in the office, at home, or from other remote locations while traveling. The Migo is designed to improve the mobile computing experience by allowing computer users to easily transport the personalized desktop environment of their personal computers (complete with the same files, Microsoft(R) Outlook(R) e-mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features) and then access that same environment by displaying it on any other Windows-based computer. In addition, the Migo is designed so that once it has been disconnected from a non-native computer through which a user's personalized environment has been accessed, no trace of the user's computer environment or its data will be left behind on that machine.

The Migo software currently supports the Microsoft(R) Windows(R) operating system (Win 98SE to XP) and Outlook(R) email program. The Company is developing its Migo software to function with other popular email applications (such as Exchange and Lotus Notes(R)), web browsers, and other frequently used tools and applications, and is in the process of researching and developing a range of Migo software for use on other hardware devices, including larger capacity USB storage devices, MP3 music players, mobile cellular phones, PDAs and other mobile data communication platforms. The Company believes these products will have the potential for customized use across a broad range of industries, including healthcare, insurance, banking and financial services and education.

Sales Channels

The Company sells, or expects to sell, its products through various channels and in a variety of different markets. Sales efforts are planned though the following:

      1. Software-only sales. The Company has entered into an agreement to license its software for distribution by M-Systems, a USB Flash drive manufacturer (see Item 6, Management's Discussion and Analysis or Plan of Operation under the caption "Significant Events During Fiscal Year 2005" below). The Company expects to enter into similar software licensing contracts with other hardware manufacturers and distributors for non-USB Flash devices. It also anticipates selling software upgrades and service contracts to existing users of its products and users of other USB Flash drive products.

      2. Web-based sales. The Company is currently selling software and bundled products directly to consumers through its website, www.pwhtgroup.com. The Company expects to make its Migo software available for USB Flash and other memory products already in the market.

      3. Direct sales, Commercial and Consumer. The Company also sells products through agreements directly with commercial end-users and anticipates eventually selling to consumers directly.

      4. International sales. The Company anticipates entering into distribution and reseller agreements to sell its products outside the US, especially in Europe and Asia. The Company has already entered into such agreements in Asia, Australia, Canada, South Africa and the United Kingdom.

      5. Distributors/VARs. The Company has an agreement with a nation-wide firm to distribute its products through their centralized distribution system to a national network of resellers, value-added seller redistributors ("VARs") and system integrators. The Company has entered into a distribution agreement with a large educational distributor in the US and has launched its products in June 2005 through them to educational resellers and direct to universities and colleges.

The Company cannot provide assurances regarding its ability to meet any sales targets, as it may be affected by many factors not within its control, including acceptance of its products by consumers, competition, technological advances by others, and general economic and political issues. General economic and political issues affect foreign operations more significantly than domestic operations. Further, all of the potentially adverse factors that can affect a business in its line are more likely to affect a new company than an established enterprise.

Uncertain Market Acceptance

The Company's business prospects are dependent upon perceived market need for software that enhances the utility of small, portable memory devices, suitable for linkage with all common computer hardware utilized by individual personal computer users. The Company's business will be subject to all the risks associated with introducing and marketing a new product or service.

Unproven and Evolving Business Model

The Company launched its Migo software on a USB portable drive in the quarter ended December 2003, and intends to extend this technology to specialized vertical market applications such as education, health care and banking. These applications will require customization for each specialized vertical market application to enhance usability to consumers. The Company is aware of similar products that are currently available and anticipates that any business model it develops will be subject to change. At this time, it is impossible for management to predict the degree to which consumers will demand such a product or whether any potential market will be large enough to provide any meaningful revenue or profit for the Company. Successful implementation of this business model may also require the Company to enter into partnerships with original equipment manufacturers ("OEMs") and software solutions providers. The Company has obtained an agreement with M-Systems, an OEM, (see Item 6, Management's Discussion and Analysis or Plan of Operation under the caption "Significant Events During Fiscal Year 2005" below) to distribute its products. However, there can be no assurance that the Company will find additional OEMs or software solutions providers willing to partner with it.

Competitive Business Environment

Competition within the software industry and in the mobile data and data storage industry is highly competitive and the Company's management expects this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better products. Third party competitors of the Company could develop products and technologies that could render the Company's products and technologies obsolete. Many of the Company's competitors have greater resources, including financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. As a result, these competitors may be in a better position than the Company to respond quickly to, or significantly influence, rapid technological change and consumer demand.

Competition within the software industry and in the mobile data and data storage industry is characterized by several key factors, including, but not limited to, the following:

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

Continuing changes in technology and industry standards could render the Company's products unmarketable or obsolete. The markets for the Company's products change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards. New products and technology often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable. The Company's success depends on its ability to introduce innovations in its products and services, integrate new technologies into current products, and develop new products and services, all on a timely basis. There is no guarantee that the Company will be successful achieving these goals, nor do so in a manner sufficiently timely to ensure that the Company is able to compete successfully for customers and market share. In addition, if the Company fails to incorporate the features, performance criteria and security standards in its products and services that customers require, market acceptance of its products may not materialize, or may be significantly delayed, and the Company's revenues will level off or decline as a consequence.

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

The competitive factors listed above may have a material adverse effect on the Company's future operating results, including reduced profit margins and loss of market share. Accordingly, there can be no assurance that the Company will be successful in its ability to enhance current products and develop and introduce future products that will achieve market acceptance. The Company's future is largely dependent on the development of new products including, for example, porting its software onto other portable storage devices, and its enhancements and applications. Because the Company is a development stage company, these products and services are still in varying stages of development and there can be no assurance that the development of these products and services will be successfully or timely completed.

Principal Suppliers

The Company's current hardware products are sourced from a limited number of manufacturers. Any termination or significant disruption in these relationships, or any material adverse change in the financial condition of one of these manufacturers, could prevent the Company from filling customer orders in a timely manner and would have a material adverse effect on its financial position and results of operations. Although the Company believes that its relationships with these manufacturers are stable and positive, there can be no assurance that these relationships will continue or that these manufacturers will continue to be in a position to manufacture products for the Company in a timely and cost efficient manner. Although the Company is attempting to reduce the adverse impact that problems with these manufacturers could cause by developing relationships with other manufacturers, there is no assurance that the Company would be able to replace these manufacturers should a disruption in the relationship occur.

In May, 2004, the Company added Hana Micron ("Hana"), a South Korean-based electronics manufacturer, as the principal manufacturer of the Company's products. Under the terms of the contract, the Company purchases various hardware devices. Hana preinstalls the Company's software onto the hardware devices, and performs a quality check on the finished products prior to shipments to distributors, customers or the Company.

The Company is dependent upon certain third party owners of hardware products that are bundled for sale with the Company's products. There can be no assurance that any relationship between the Company and any of these third parties will continue to be beneficial to the Company. There can also be no assurance that the third parties will continue to produce products in the future that retain their current level of market acceptance that the products will continue to be available in adequate quantities at the times required by the Company or that third party products will not contain defects or errors. The Company may experience lost revenues due to a third party's delay in correcting defects in its products, delay in getting an adequate supply of their products to the Company, or from any decline in a third party product's market share.

Patents, Proprietary Technology and Other Intellectual Property

The Company relies primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company seeks to avoid disclosure of its trade secrets by requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and by restricting access to the Company's software source code. The Company also relies on unpatented proprietary know-how in developing its products, and employs various methods, including confidentiality agreements with employees, consultants and others, to protect its trade secrets and know-how.

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

Despite the Company's efforts to protect its proprietary rights, parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

Product Development

The Company's research and development expenses totaled $425,679 in fiscal year 2005, compared to $108,392 in fiscal year 2004. The majority of the Company's development costs are focused on meeting its technical plan, which calls for further developments and enhancements of software to enable the Company to cater to a wider audience of users and thereby remain competitive.

Employees

The Company has 17 full-time employees, as well as a number of consultants who provide administrative and management services similar to those that would be provided by full and part-time employees. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.

--------------------------------------------------------------------------------

Migo(R) is a registered trademark of the Company. Microsoft(R), Windows(R), Outlook(R), MSN(R), are all registered trademarks of Microsoft Corporation. Lotus Notes(R), is a registered trademark of Lotus Development Corporation.

--------------------------------------------------------------------------------

For accounting and financial purposes, PowerHouse Studios is considered the Company's predecessor, and the Company prepares and reports on its financial statements, including those contained in this Annual Report on Form 10-KSB, on that basis. For certain other purposes, however, including to assure the completeness of the publicly available information concerning the Company that is set forth herein, the Company includes information relating to Agate as if the Company were the successor to Agate for all relevant periods.

ITEM 2.     Description of Property

The Company moved its executive office and principal place of business to office space located at 555 Twin Dolphin Drive, Suite 650, Redwood City, California where it occupies approximately 10,270 square feet. The Company has a four (4) year lease for the Redwood City location which began in March 2005. The annual rent for this property is approximately $220,000.

The Company also entered into a 25-month lease agreement in July 2004 for 2,335 square feet of office space at 185 Berry Street, San Francisco, California. In February 2005, the Company entered into a sub-lease agreement for the San Francisco space with an unrelated third party. The annual rent for this property is approximately $54,000, which approximately equals the amount the Company receives from its sub-lease of this property.

ITEM 3.     Legal Proceedings

On January 4, 2005, the Company received a demand for arbitration from The Wall Street Group, a former service provider, which alleges breach of contract and related claims pursuant to an alleged contract for services, primarily related to raising capital. The demand claims damages of approximately $947,000, plus an alleged option to purchase 138,948 shares of Common Stock. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material effect on the Company's financial position, results of operations, or cash flows.

Subsequent to March 31, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the rescission offer made by the Company in June 2004 (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Significant Events for Fiscal Year 2005") and, for that and other reasons, was excluded from participating in the rescission offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. The Company believes the complaint, filed on June 9, 2005, is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

Subsequent to March 31, 2005, the Company received notice of a legal action commenced by Manijeh Moghis related to her former employment with the Company. Ms. Moghis filed a complaint on June 28, 2005 seeking damages of approximately $140,000 related to her offer of employment which allowed for continuation of benefits in the event of her termination. The offer of employment provided that in the event of termination `for cause', no continuation of benefits would be due to Ms. Moghis. Ms. Moghis states in her complaint that her termination of employment with the Company was in breach of her employment agreement with the Company and she is therefore due the above damages. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

Subsequent to March 31, 2005, the Company received notice of a legal action commenced by Joshua Feller related to his former employment with the Company. Mr. Feller filed a claim with the Labor Commissioner of the State of California on July 12, 2005 seeking damages of approximately $540,000 related to his employment. Mr. Feller claims that an oral agreement with the Company existed for the payment of performance and other bonuses of approximately $415,000, and that his resignation on June 3, 2005 was for 'good cause', therefore making him eligible for severance benefits of approximately $90,000. Mr. Feller also claims interest in stock options of the Company valued at approximately $33,000, although no agreement exists for those options. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

In November 2002, the Financial Accounting Standards Board's ("FASB") issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company's exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2005.

The Company is not aware of any additional pending litigation as of July 27, 2005.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

                                    PART II.


ITEM 5.     Market for Common Equity and Related Stockholder Matters

The Common Stock currently trades on the Nasdaq Over-the-Counter Bulletin Board ("OTC Bulletin Board") under the symbol "PWHT." In April 2004, the Company submitted its Form 15c2-11 to gain a listing on the OTC Bulletin Board. This application was approved February 1, 2005. Prior to this approval, the Company's Common Stock was traded on the Pink Sheets.

The following table sets forth the quarterly high and low sales prices of the Common Stock for fiscal year 2004 and fiscal year 2005. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


Fiscal Year 2004        High       Low     Fiscal Year 2005     High       Low
------------------     ------     -----    ----------------     -----     -----
First Quarter (1)      $15.24     $2.00    First Quarter        $5.80     $3.25
Second Quarter         $11.00     $1.05    Second Quarter       $5.00     $3.00
Third Quarter           $5.25     $1.72    Third Quarter        $5.60     $3.00
Fourth Quarter          $4.00     $2.75    Fourth Quarter       $3.70     $1.00

--------------------

(1) On May 19, 2003, the Company completed the combination transaction with PowerHouse Studios, (including a 1:122 reverse-stock-split), and current management began its control of the Company. The prices for this quarter do not reflect the 1:122 reverse stock split of May 19, 2003.

The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of the Common Stock on March 31, 2005 was $1.65 and the closing price on July 27, 2005 was $0.80. If the Company's future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company's financial results and business developments may have a significant impact on the market price of the Common Stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of the Common Stock:

      o     shortfalls in revenues or cash flows from operations;

      o     failure to attain and maintain profitability;

      o failure to maintain the qualification for the Common Stock to trade on the Nasdaq OTC Bulletin Board;

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

In addition, the stock market often experiences extreme fluctuations in price and volume that particularly affect the market prices of shares of emerging and technology companies, such as the Company. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, the Company may fail to meet the expectations of its stockholders or of securities analysts, and the Company's Common Stock price could decline as a result.

Common Stock Holders

As of March 31, 2005, there were approximately 672 holders of record of the Common Stock. The Company believes that additional beneficial owners of Common Stock hold shares in street names.

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


                      Equity Compensation Plan Information
--------------------------------------------------------------------------------

                          Number of       Weighted-average        Number of
                      securities to be    exercise price of      securities
                         issued upon         outstanding          remaining
                         exercise of     options, warrants,     available for
                         outstanding         and rights        future issuance
                     options, warrants,          (b)            under equity
                         and rights                          compensation plans
                             (a)                                 (excluding
                                                                 securities
                                                                reflected in
                                                                 column (a))
                                                                     (c)
--------------------------------------------------------------------------------
Equity compensation        845,000              $0.96              280,000
plans approved by
security holders
--------------------------------------------------------------------------------

Equity compensation         28,500              $2.76                ---
plans not approved
by security holders
--------------------------------------------------------------------------------
Total                      873,500              $3.72              280,000
--------------------------------------------------------------------------------

In December 2004, the Company's Board of Directors approved a stock option plan for employees. During the year ended March 31, 2005, the Company approved the granting of 845,000 of the 1,125,000 options allotted in the plan. For further information on the Company's equity compensation plan see Item 6, Management's Discussion and Analysis or Plan of Operation under the caption "Significant Events During Fiscal Year 2005" below and Item 7, Financial Statements under Note 9, Options.

Also during the year ended March 31, 2005, the Company offered 28,500 options to certain consultants for services. All of these options were fully vested at the time of issuance.

Recent Issuances of Unregistered Securities

The following is a description of all equity securities of the Company sold by the Company during the period covered by this Annual Report on Form 10-KSB that were not registered under the Securities Act of 1933, as amended ("Securities Act") and not previously reported in a Quarterly Report on Form 10-QSB, or in a Current Report on Form 8-K.

On November 8, 2004, the Company issued 7,380 shares of Common Stock to Greenberg Traurig, LLP for settlement of invoices related to legal services performed. General and administrative expense of $40,590 was recorded related to these shares. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

On January 12, 2005, the Company issued 20,000 shares of Common Stock to Paul Isaacs, an employee, pursuant to an employment agreement. General and administrative expense of $74,000 was recorded related to these shares. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

On February 25, 2005, the Company issued 2,727 shares of Common Stock to Lev Krystal, an individual, for performing product development services. Consulting expense of $3,000 was recorded related to these shares. The Company relied on
Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

On February 25, 2005, the Company issued 79,800 shares of Common Stock to certain individuals who operate, as a group named New Health Systems, a company which provides product development services. Consulting expense of $87,780 was recorded related to these shares. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

On March 29, 2005, the Company issued 19,500 shares of Common Stock to Andy Mills, an individual, for consulting services. General and administrative expense of $78,000 was recorded related to these shares. The Company relied on
Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

On March 31, 2005, the Company issued 7,000 shares of Common Stock to Hugh Deane, an individual, for performing consulting services. Consulting expense of $11,550 was recorded related to these shares. The Company relied on Section 4(2) of the Securities Act, and

Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

For the fiscal year ended March 31, 2005, 215,000 shares of Series A Junior Convertible Preferred Stock ("Junior A Preferred Stock") were surrendered for conversion and, in turn, 215,000 shares of Common Stock were issued.

ITEM 6.     Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, and in particular this
Item 6, "Management's Discussion and Analysis or Plan of Operation," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties, which we have described in this Annual Report on Form 10-KSB under this Item 6 and Part 1, Item 1, "Description of Business." Actual events or our actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

The Company is in the business of developing, acquiring and marketing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed.

The Company has developed the Migo, a software computing system that performs advanced synchronization, personalization and data management functions when installed on portable memory-storage devices that use USB ports on Windows-based computers. The Company believes that, in a manner similar to that in which the cellular phone revolutionized the way that many people communicate, the Migo has the potential to change the way people work with and away from their personal computers, whether in the office, at home, or from other remote locations while traveling. The Migo is designed to improve the mobile computing experience by allowing computer users to easily transport the personalized desktop environment of their personal computers (complete with the same files, Microsoft(R) Outlook(R) e-mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features) and then access that same environment by displaying it on any other Windows-based computer. In addition, the Migo is designed so that once it has been disconnected from a non-native computer through which a user's personalized environment has been accessed, no trace of the user's computer environment or its data will be left behind on that machine.

The Migo software currently supports the Microsoft(R) Windows(R) operating system (Win 98SE to XP) and Outlook(R) email program. The Company is developing its Migo software to function with other popular email applications (such as Exchange and Lotus Notes(R)), web browsers, and other frequently used tools and applications, and is in the process of researching and developing a range of Migo software for use on other hardware devices, including larger capacity USB storage devices, MP3 music players, mobile cellular phones, PDAs and other mobile data communication platforms. The Company believes these products will have the potential for customized use across a broad range of industries, including healthcare, insurance, banking and financial services and education.

Significant Events During Fiscal Year 2005

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

Proctor, et al. and Related Matters

Since September 15, 2003, the Company had been engaged in litigation in the Superior Court of the State of California in and for the County of Los Angeles, South West District (the "Superior Court") with Joseph Ford Proctor, the Chief Executive Officer of MayFair Capital Group Limited, BrickHouse Capital Venture Limited, Julie Holfinger, and other named defendants therein (the "Proctor Litigation" and the named defendants therein collectively the "Proctor Group"). The Company's complaint alleged that the Proctor Group, in connection with a capital-raising effort for the Company, diverted a significant amount of funds from the Company. The complaint asked to recover the diverted funds and to enjoin the transfer, sale or exercise of voting rights with respect to approximately 7,000,000 shares of Common Stock claimed by the Proctor Group, which represented approximately 67% of the total shares of Common Stock then outstanding (the "Proctor Group Shares").

On November 10, 2004, the Superior Court issued a judgment in favor of the Company against the Proctor Group for (i) monetary damages and costs of $12,805,264 (comprised of $3,790,759 as special damages, $9,000,000 as punitive damages, and $14,505 as costs), (ii) the return of all corporate books and records of PowerHouse Studios, its predecessors, subsidiaries and affiliated companies, and (iii) the cancellation of the stock certificates held by the Proctor Group with respect to the Proctor Group Shares (7,250,000 shares of Common Stock of PowerHouse Studios) and a declaration that the Proctor Group Shares, and all legal and beneficial ownership interests therein, were null and void as of the date of issuance. There can be no assurance that the Company will collect on any of the monetary damages and costs awarded to it by the Superior Court, and no accounts receivable for the award have yet been recorded. The defendants' right to appeal expired on January 17, 2005, and, as of January 18, 2005, no appeal was filed by any of the defendants.

As a result of the underlying matters in the Proctor Litigation, certain of its existing stockholders who had originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by the Company) were given the opportunity to rescind the purchase of their respective shares for the cash consideration paid for the shares, with interest. Simultaneously, these stockholders were also given the opportunity to invest such cash in Series A Junior Units, consisting of shares of Junior A Preferred Stock, convertible at any time into shares of Common Stock, and Junior A Preferred Warrants, exercisable for shares of Common Stock at an exercise price of $3.83 (See "Rescission Offer" below).

Placement Agency Agreement

The Company entered into a Placement Agency Agreement, dated as of April 7, 2004, with Middlebury Capital to act as the placement agent for the sale of a minimum of $8 million, and up to a maximum of $15 million, of the Company's Senior A Units in the Senior A Units Offering. In conjunction with the Senior A Units Offering, the Company's 2003-2004 Convertible Notes, as defined below, and Bridge Notes converted into shares of Series A Senior Convertible Preferred Stock ("Senior A Preferred Stock") on the first closing of the Senior A Units Offering. Approximately $2.6 million of Convertible Notes were converted into shares of Senior A Preferred Stock in connection with the Senior A Units Offering, and were included in the calculation of the minimum offering and maximum offering.

The holders of the Senior A Preferred Stock, valued by agreement in connection with the Senior A Units Offering at $3.06 per share, have the right to convert the Senior A Preferred Stock into Common Stock at any time, and may be required to convert into Common Stock by the Company upon the occurrence of certain events. The Senior A Preferred Stock accrues a dividend of 8% payable semi-annually. Additionally, for each four shares of Senior A Preferred Stock, the holder will receive one Senior A Preferred Warrant, exercisable for one share of Common Stock at an exercise price of $3.83. The Senior A Preferred Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

Convertible Note / Bridge Financing and Senior A Units Offering

In October 2003, the Company offered up to $10 million principal amount of secured convertible notes, bearing 10% interest per annum with a maturity of 10 years (the "2003-2004 Convertible Notes"). At the time of issuance, the 2003-2004 Convertible Notes were secured by all of the Company's intellectual property and tangible assets, current and future. The terms of the 2003-2004 Convertible Notes provide that the holder of the 2003-2004 Convertible Notes, at its option, could convert the principal and interest of the 2003-2004 Convertible Notes into Common Stock at any time at an initial conversion price of $4.00 per share. The Company issued approximately $539,000 of 2003-2004 Convertible Notes prior to their conversion on June 14, 2005.

In March 2004 and in conjunction with the commencement of the Company's Senior A Units Offering of up to $15 million of Senior A Units, which are composed of shares of Senior A Preferred Stock and Senior A Preferred Warrants, the Company entered into a Security Agreement with, and issued Secured Convertible Promissory Notes to, certain investors (the "Security Agreement" and the "Bridge Notes", respectively, and collectively, the "Bridge Financing") to secure immediate funding of up to $1,250,000. By their terms, the Bridge Notes bore interest at the rate of 10% per annum, commencing 90 days from the date of their issuance and were secured by all of the Company's assets pursuant to the Security Agreement. The Bridge Notes were due on dates ranging from March 2, 2005, to April 20, 2005, unless repaid in conjunction with the Senior A Units Offering. In connection with the Bridge Financing, the Company and the holders of the 2003-2004 Convertible Notes agreed to exchange the 2003-2004 Convertible Notes for Bridge Notes. Prior to their conversion on June 14, 2004, the Company received $2,125,000 under the Bridge Financing. On June 14, 2004, the first tranche of the Senior A Units Offering was completed, and in accordance therewith, all of the Bridge Notes then outstanding, including the 2003-2004 Convertible Notes that had been exchanged for Bridge Notes, were, by agreement between the Company and the holders of the Bridge Notes, exchanged into Senior A Units.

On June 14, 2004, the Company closed upon the first tranche of the Company's Senior A Units Offering, and issued 3,142,354 shares of Senior A Preferred Stock and 785,589 5-year warrants to purchase shares of its Common Stock, in exchange for $8,732,600 from certain institutional investors. The purchase price included $6,083,600 at $3.06 per share, and included approximately $2,125,000 received under a previously closed Bridge Financing and approximately $539,000 principal amount of previously issued 2003-2004 Convertible Notes, following the conversion of the 2003-2004 Convertible Notes into shares of Senior A Preferred Stock in connection with the Senior A Units Offering, which was converted at $2.29 per share. The exercise price for the warrants is $3.83 per share and is immediately exercisable upon issuance. (See Note 4, "Debt" to our consolidated financial statements.)

On August 13, 2004, the Company issued 584,329 shares of Senior A Preferred Stock and issued 146,082 5-year warrants to purchase the shares of its Common Stock, upon the closing of the second and final tranche of the Senior A Units Offering. The second closing offer consisted of approximately $1,788,100 in funding of Senior A Units with certain institutional investors. All terms and conditions for the second and final tranche were the same as those in the first tranche closing held on June 14, 2004. The Senior A Units Offering was terminated upon completion of the second and final closing.

Rescission Offer

Contemporaneous with the Senior A Units Offering, the Company offered to certain of its existing stockholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by the Company) the opportunity to rescind the purchase of their respective shares for the cash consideration originally paid for the shares ($5.00 per share), with interest earned from the date such shares were originally purchased. Simultaneously, such stockholders were given the opportunity to invest cash in Junior Units, consisting of shares of Junior A Preferred Stock and Series A Junior Common Stock Purchase Warrants, exercisable for one (1) share of Common Stock at an exercise purchase price of $3.83 (the "Junior Warrants" and the offerings referred to, the "Rescission Offer" and "Junior A Units Offering"). The Junior A Preferred Stock has certain preferences over Common Stock, and the Junior Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

The Rescission Offer was based on certain of the matters alleged by the Company in the Proctor Litigation. (See "Proctor Litigation" above). Stockholders who accepted the Rescission Offer were required to give general waivers and releases with respect to certain potential claims against the Company. The Junior A Preferred Stock has certain preferences over the Common Stock. The Junior A Preferred Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

The Rescission Offer was completed on June 4, 2004, and holders of approximately 1,010,250 shares of Common Stock accepted the Rescission Offer in exchange for Series A Junior Units and holders of approximately 43,000 shares of Common Stock accepted the Rescission Offer for cash consideration. Holders of approximately 119,665 shares of Common Stock retained their ownership of Common Stock as originally purchased.

There is considerable legal uncertainty under both federal and state securities laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities law violations. The Company understands that the SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California's Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer.

Accordingly, the Rescission Offer may not have terminated any or all potential liability the Company may have for failure to properly register our Common Stock under the Securities Act and there can be no assurance that the Company will be able to enforce the waivers and general releases it has received in connection with the Rescission Offer and Junior A Units Offering to bar any claims based on allegations of fraud or other federal or state securities law violations that the stockholders who accept the Rescission Offer may have, until the applicable statutes of limitations have run with respect thereto. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the alleged violation. The Company believes, however, that, in addition to such waivers and releases, it may also have equitable remedies available to it should any of such persons seek to deny the enforceability of their waivers and releases.

Further, those stockholders who did not accept the Rescission Offer, either because they affirmatively rejected it or because they failed to respond to it, may still attempt to assert claims against the Company, as well as against certain directors and officers of the Company, relating to non compliance with the securities laws. The Company cannot predict with certainty that those claims will be barred by the Rescission Offer because the legal effect of the Rescission Offer is uncertain. To the extent those claims are brought and result in judgments for damages, the Company's business, financial condition and results of operations could all be harmed. The number of shares of Common Stock held by investors who were offered rescission under the Rescission Offer but did not accept the Rescission Offer aggregate of 119,665 shares, each of which was purchased at a price of $5.00. Even if we were to be successful in defending claims brought under applicable securities laws, their mere assertion could result in costly litigation and significant diversions of effort by management.

Acquisition of First Person Software, Inc.

On May 28, 2004, the Company entered into, and on June 18, 2004 closed, a merger agreement with First Person and its stockholders (the "FPS Merger Agreement") (either directly as signatories to the FPS Merger Agreement or as parties in interest to the FPS Merger Agreement, represented by a duly authorized representative) to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of Common Stock of the Company, at an aggregate of $2,500,000 (the "FPS Merger"). Immediately prior to the FPS Merger, the Company owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by the Company in November 2002. The transaction was treated as an asset purchase for accounting purposes. The Company recorded the transaction as an asset purchase to allocate the deferred tax liability to the assets acquired. As a result, the total value of the purchase was $4,369,377, which includes all assets of First Person, and a deferred tax benefit of $1,547,000. The consideration includes a number of shares of Common Stock that were held in escrow. A certain number of these shares were released during the year with the satisfactory achievement by the Company of certain performance milestones specified in the FPS Merger Agreement. There are 54,482 shares of Common Stock that currently remain in escrow pursuant to the terms of an escrow agreement entered into under the terms of the FPS Merger Agreement.

The two founders of First Person were offered, and accepted, employment with the Company. However, on February 11, 2005, the former founders of First Person resigned from their employment with the Company.

Equity Compensation Plans

On December 16, 2004, the Board of Directors adopted and the stockholders approved the 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan") and reserved 1,125,000 shares for grant under the Stock Incentive Plan. The Company may issue stock options, restricted stock, or stock bonuses under the Stock Incentive Plan to employees, directors and consultants. Stock options granted under the Stock Incentive Plan may be granted at prices not less than the fair market value at the date of grant for incentive stock options.

Stock options granted under the Stock Incentive Plan generally vest based on three years of continuous service and have a contractual term of ten years, except for options on 114,167 shares that were immediately vested at the grant date.

On March 29, 2005, the Company filed Form S-8 with the SEC registering 300,000 shares of Common Stock authorized for issuance to non-employees in exchange for consideration in the form of services.

Agreement with M-Systems

On March 30, 2005, the Company entered into a three-year Development Agreement with M-Systems. Pursuant to the Development Agreement, the Company granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute the Company's Migo products, and to use related trademarks, as an integrated part of M-Systems' USB drive product lines. The Company's Migo products will be offered to M-Systems customers with either (i) limited functionality or (ii) full functionality for a period of 45 days, after which the end-user may purchase a license directly from the Company to continue full functionality or otherwise retain limited functionality. If a M-Systems customer purchases a M-Systems product that has integrated a limited functioning Migo product, the Company will receive a fixed amount of cash per unit sold. If a M-Systems customer purchases a M-Systems product that has integrated a fully functioning Migo product from the Company, M-Systems will receive a fixed percentage of cash from the sale of each unit.

The Company is obligated to develop software applications to bundle its Migo products with M-Systems USB Drives and the Company agreed to provide first level support for its Migo products to M-Systems and M-Systems' customers and end-users. The Company is also prohibited from (i) providing any other party or their customers with services or applications for USB Drives that are provided to M-Systems under the Agreement, and (ii) bundling its Migo products with any USB Drive other than M-Systems's USB Flash drive.

Critical Accounting Policies

In accordance with SEC guidance, those material accounting policies that the Company believes are the most critical to an investor's understanding of the Company's financial results and condition are discussed below.

The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements. Certain of these policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by the Company's management to determine the appropriate assumptions to be used in the determination of certain estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Accounting Position ("SOP") 97-2, Software Revenue Recognition, as amended, and SEC Staff Accounting Bulletin ("SAB") No. 104 ("Revenue Recognition"). The Company sells software licenses in several ways, including but not limited to pre-loading the software on different types of memory devices for trial, by making trial versions available by download from its website, and by selling hardware devices with its software pre-loaded for use. The Company licenses its software products on a perpetual basis. Revenue is recognized from the sale of software licenses only when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement. The Company recognizes revenue from sales through the Company's website after the 30-day return period has lapsed.

Revenue from direct sale contracts is recognized based on the terms of the agreement, after the product has been delivered, and collection of the resulting receivable is reasonably assured. Revenue from distributors is recognized when the product has been sold to third party customers. The Company expects its distributors and resellers to maintain adequate inventory to meet future customer demand, and ships products to distributors and resellers at their request and based on their valid purchase orders.

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. The cost of USB Flash memory devices is volatile; as a result the Company recorded an expense of $70,914 related to the write-down of its inventory on March 31, 2005. As of March 31, 2005, the Company's inventory was valued at $86,063.

Impairment of Long-Lived Assets

Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. The Company's most significant long-lived asset is the software technology, which is curently being amortized on the straight-line basis over 5 years, based on management's best current assumptions and estimates. As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverablility of the software technology change, future writeoffs or writedowns might be required.

Substantial Doubt About the Company's Viability as a Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had limited revenues and minimal assets as of March 31, 2005, and has incurred losses since inception. The Company is a development stage company. To date, the Company has relied solely on loans from stockholders and officers and the sale of its equity securities to fund operations. There can be no assurance that management's plans will be realized and therefore, until the present conditions substantially improve, there is substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent registered public accounting firm therefore contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

Subsequent to March 31, 2005, the Company successfully completed a bridge loan for $700,000 from certain investors. The loan is convertible into equity should the Company complete a proposed equity financing. The Company's management is continuing their efforts to raise additional equity financing. However, there can be no assurance that the Company will obtain such additional financing.

Results of Operations

Three months ended March 31, 2005 and 2004

From its inception, the Company has never been profitable and has sustained substantial net losses from operations. The Company's revenues were $73,546 for the three months ended March 31, 2005, and $106,970 for the corresponding period ended March 31, 2004. Most of the Company's revenue for the three months ended March 31, 2005, came from online sales of USB Flash products that included the Company's software pre-installed, and sales of licenses used on other memory devices. The Company also sold its products (pre-installed and license-only) through both direct sales and distribution channels. The Company reported no direct sales for the quarter. The Company's costs related to product sales were $322,668, compared with $48,291 for the corresponding period in 2004, the increase due mainly to the amortization of software technology of $215,618 and costs associated with inventory write-downs.

The Company's spending for the three months ended March 31, 2005 increased from the same period in 2004 due mainly to increased spending on research and development. The Company hired additional development staff in support of the M-Systems contract, and the roll-out of new products. Accordingly, costs for research and development increased to $158,973 from $4,386 for the respective periods. The Company's spending for sales and marketing related expenses of $291,615 for the three months ended March 31, 2005 is down from $493,095 in the corresponding three month period in 2004. During this period in 2004 the Company had launched its initial product to the market, accounting for the higher costs. The Company's general and administrative expenses increased to $1,489,660 from $1,330,608 due to expense increases for staffing to meet the Company's expanded and anticipated operations.

Twelve months ended March 31, 2005 and 2004

The Company had revenues of $308,189 for the twelve months ended March 31, 2005, and $345,585 for the corresponding period ended March 31, 2004. During the twelve months ended March 31, 2005, the Company recognized $135,495 from online sales of its software and products, and $172,694 from direct sales and sales through distributor channels. During the twelve months ended March 31, 2004 the Company sold a private-labeled version of its product, which resulted in revenue of $115,220. The Company also recognized $114,055 from online sales and $116,310 of revenue through distributor channels. The Company's costs related to product sales were $942,553 for March 31, 2005, and $214,671 for March 31, 2004. For
fiscal 2005, the costs included amortization of the software technology of $667,377 and write-downs of $70,914 for existing inventory.

The Company's spending for the twelve months ended March 31, 2005 increased from the same period in 2004 as the Company continued to increase operations of the Company in anticipation of increased revenue and product development. The Company's sales and marketing expenses increased to $1,975,132 in 2005 from $1,782,344 in 2004 due mainly to increased advertising costs. During 2005 expenses were related to advertising, general company promotion, and the settlement of a claim by a former vendor. During 2004, the expenses were related to the hiring of a senior sales executive and the hiring of additional employees for sales activities, development of a public relations strategy, and initial spending on product branding expenses. General and administrative costs totaled $5,496,035 for 2005, and $2,611,467 for 2004, and were comprised of employment-related expenses and office operations, all of which were related to the Company's continued business expansion, and expenses related to the Proctor Group and related litigation. They also consisted of stock-based compensation for outside consultants, and the granting of shares to one of the Company's directors.

The Company's sustained no losses in 2005 due to the fraud in the Proctor Litigation; for the twelve months ended March 31, 2004 the loss was $1,789,411. The Company's total losses to date, due to that matter is $3,142,759 and the Company does not anticipate incurring any additional charges for this item.

Liquidity and Capital Resources

At March 31, 2005, the Company had working capital of ($1,572,479) as compared to working capital of ($2,550,515) at March 31, 2004. During the twelve months ended March 31, 2005, net cash used in operations was $6,187,073 and consisted principally of a net loss of $9,602,457 and was offset by stock-based compensation and services of $1,390,570, and depreciation and amortization expenses $677,626. The increase in Accounts Payable of $191,651 was due mainly to legal services related to the Proctor Group litigation, while the overall decrease of current liabilities was due to the conversion of a Bridge Loan to Equity (see Item 7 "Financial Statements" under Note 8, Stockholder's Equity of notes to the financial statements). Cash flows were also affected by the sale of Senior A Preferred Stock for $7.9 million and remeasurement of warrants issued for $1.2 million as a part of the Senior A Preferred Stock financing (see Item 7 "Financial Statements" under Note 8, Stockholders' Equity of notes to the financial statements), and the acquisition of First Person (see Item 7 "Financial Statements" under Note 3, Acquisition of First Person Software, Inc. of notes to the financial statements).

The Company's current cash on hand at March 31, 2005, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. The Company will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. The Company's management believes it will be able to obtain sufficient cash resources and working capital to meet the Company's present cash requirements through debt and/or equity-based fund raising. Following the fiscal year ended March 31, 2005, the Company has been successful in closing upon approximately $700,000 received under the New Bridge Financing (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Events Subsequent to Fiscal Year Ended March 31, 2005" below). The Company contemplates additional sales of equity instruments during the current fiscal year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended March 31, 2005, the Company incurred a net pre-tax loss of $9,865,645 and, for the fiscal year ended March 31, 2004, the Company incurred a net pre-tax loss of $6,397,293. The Company's auditors, BDO Seidman LLP, issued an opinion in connection with the Company's financial statements for the fiscal year ended March 31, 2005 noting that while the Company has recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

Satisfaction of Current and Future Capital Requirements

No assurance can be given that the Company will be able to satisfy all of its capital requirements in the short-term. The Company cannot provide assurances that it will be able to develop its business to the point of generating consolidated net operating profits and cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, the Company plans to institute cost-saving measures that will not only reduce overhead, but also curtail operations in certain business segments. The Company cannot assure that such measures, if implemented, will be sufficient to offset all of our operating expenses. If the capital raised from sales of securities is not sufficient to fund the balance of our operating expenses after we implement these cost-cutting measures, the Company may be forced to discontinue certain operations or may be unable to continue as a going concern.

Further, the Company's issuance of equity securities to raise capital may be on terms that are detrimental to existing stockholders. In order to meet its capital requirements, the Company may continue to offer equity securities for sale, and stockholders will experience additional dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of the Securities.

Events Subsequent to Fiscal Year Ended March 31, 2005

2005 Bridge Financing

On June 9, 2005, the Company entered into several Secured Convertible Promissory Notes ("Notes") with certain parties ("Payees") providing for an aggregate $700,000 principal amount loan to the Company. Principal amounts owing under the Notes bear interest at a fixed rate of 12% per annum. The Notes are due and payable on the earlier of (i) August 31, 2005 or (ii) the date of closing of the issuance of securities of the Company to one or more investors for cash in a new transaction following the date of issuance of these Notes ("New Financing").

Payees have the right to convert the Payee's Note into the securities issued in the New Financing. In the event a Payee elects to convert such Payee's Note in connection with the New Financing, the principal amount of such Notes plus accrued and unpaid interest will be converted at a conversion price equal to seventy five percent (75%) of the price paid by investors for the securities issuable by the Company in the New Financing.

Immediately upon consummation of the New Financing, the Company will issue warrants ("Payee Warrants") to the Payees in an amount equal to one hundred fifty percent (150%) of the proportional warrant coverage received by investors ("Investor Warrants") in the New Financing. The Payee Warrants will be in the same form as the Investor Warrants and will contain the same terms as the Investor Warrants, including an exercise price equal to the exercise price set forth in the Investor Warrant. The Payee Warrants will be in addition to any Investor Warrants issued to the Payee upon conversion of the Payee's Note in accordance with the terms of the Payee's Note.

Pursuant to the terms of the Notes, the Company is required either to make the Payees a party to, or to grant to the Payees equal rights and interests with the persons and entities listed in the Series A Senior Preferred Equity Security Agreement, dated as of April 23, 2004, ("Security Agreement") as a secured party to the collateral set forth under the Security Agreement. Upon this action, the Company's obligations under the Notes will be secured by a first priority security interest in the assets covered by the Security Agreement.

As a result of this transaction, the Company will record discounts to the Notes related to the 75% conversion price to New Financing, the issuance of the Payee Warrants, and any resulting beneficial conversion effect. These discounts, which will be limited to the total proceeds received, will be amortized to interest expense. Issuance of any Investor Warrants upon conversion of the Payee Notes may also result in additional discounts which would be treated as deemed dividends.

Retention of Investment Banking firm

On May 6, 2005, the Company retained C.E. Unterberg, Towbin, LLC ("CEUT") to provide investment banking and advisory services. The agreement grants CEUT an exclusive right to act as the placement agent for up to $10 million of the Company's securities.

Control Personnel

Subsequent to March 31, 2005, Manijeh Moghis and R.B. (Rob) Hutchinson resigned from the Board of Directors, Manijeh Moghis was terminated from her employment as Chief Operating

Officer, Joshua Feller resigned from his position as Sr. Vice President, Business Development, and Greg Osborn was elected to the Board of Directors. (See Item 9, Directors, Executive Officers, Promoters, and Control Persons, and
Item 10, Executive Compensation below.)

ITEM 7.     Financial Statements

                          Index to Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm............        F-26

Consolidated Balance Sheets - As of March 31, 2005 and 2004........        F-28

Consolidated Statements of Operations - For the Years
Ended March 31, 2005 and 2004, and the Period from
May 16, 2002 (inception) to March 31, 2005.........................        F-29

Consolidated Statements of Stockholders' Equity (Deficit) - For
the Period from May 16, 2002 (inception) to March 31, 2005.........        F-30

Consolidated Statements of Cash Flows - For the Years Ended March
31, 2005 and 2004, and the Period from May 16, 2002 (inception) to
March 31, 2005..........                                                   F-31

Notes to the Consolidated Financial Statements.....................        F-33

                          [BDO SEIDMAN, LLP LETTERHEAD]


Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders of
Powerhouse Technologies Group, Inc.


We have audited the accompanying consolidated balance sheets of Powerhouse Technologies Group, Inc. (A Development Stage Company) (the "Company") as of March 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from May 16, 2002 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powerhouse Technologies Group, Inc. at March 31, 2005, and the results of its operations and its cash flows for the three year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, as January 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment on a prospective basis for the year ended March 31, 2005.

/s/ BDO Seidman, LLP

San Francisco, California

June 13, 2005

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
PowerHouse Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of PowerHouse Technologies Group, Inc. (the "Company") as of March 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerHouse Technologies Group, Inc. as of March 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/S/ HEIN & ASSOCIATES LLP

Orange, California
June 10, 2004

                       PowerHouse Technologies Group, Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheets


                                                           As of        As of
                                                         March 31,    March 31,
                                                           2005         2004
                                                       -----------  ------------
                        Assets
                        ------
Current Assets:
   Cash and cash equivalents                          $   423,729   $   807,484
   Accounts receivable                                     34,411        22,938
   Inventory                                               86,063        16,088
   Deferred loan costs                                          -       172,042
   Other current assets                                    41,300        20,000
                                                      -----------   ------------
     Total current assets                                 585,503     1,038,552
                                                      -----------   ------------

Property and Equipment, net of accumulated
  depreciation of $3,485                                   12,362             -
                                                      -----------   ------------

Other Assets:
   License fee                                                  -       208,418
   Investment in equity investee                                -       318,511
   Software technology, net of accumulated              3,695,196             -
     amortization of $674,141
   Other assets                                            39,975         2,049
                                                      -----------   ------------
     Total other assets                                 3,735,171       528,978
                                                      -----------   ------------

Total Assets                                          $ 4,333,036   $ 1,567,530
                                                      ===========   ============

    Liabilities and Stockholders' Equity (Deficit)
    ----------------------------------------------

Current Liabilities:
   Accounts payable                                   $ 1,177,767   $   930,063
   Convertible debt, net of debt discount                       -     1,492,758
   Finder's fee payable                                         -        60,825
   Accrued compensation                                    53,446       332,083
   Due to officer                                               -        21,251
   Accrued liabilities                                    665,199       752,087
   Dividends payable                                      261,570             -
                                                      -----------   ------------

Total Current Liabilities                               2,157,982     3,589,067
                                                      -----------   ------------

Deferred Income Taxes - non current                     1,281,154             -

Total Liabilities                                       3,439,136     3,589,067


Commitments and Contingencies (Notes 2, 10, 11
  and 12)

Stockholders' Equity (Deficit):
   Senior A Preferred Stock, $.0001 par value;                372             -
     10,000,000 shares authorized; 3,723,832
     shares issued and outstanding; preference
     upon liquidation of $14,614,856
   Junior A Preferred Stock, $.0001 par value;                 80             -
     5,000,000 shares authorized; 795,250 shares
     issued and outstanding; preference upon
     liquidation of $2,600,000
   Common Stock, $.0001 par value; 200,000,000                387           376
     shares authorized; 3,864,364 and 3,756,516
     shares issued and outstanding
   Additional paid in capital in excess of par         30,999,801     6,843,990
     value
   Deferred consulting compensation                             -      (139,650)
   Treasury stock, 40,000 shares at cost                 (183,600)            -
   Deficit accumulated in the development stage       (29,923,140)   (8,726,253)
                                                      -----------   -----------
     Total stockholders' equity (deficit)                 893,900    (2,021,537)
                                                      -----------   ------------

Total Liabilities and Stockholders' Equity (Deficit)   $4,333,036    $1,567,530
                                                      ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                       PowerHouse Technologies Group, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations


                                                                                                          For the
                                                                                                        Period from
                                                         For the Year            For the Year          May 16, 2002
                                                         Ended March             Ended March          (Inception) to
                                                           31, 2005                31, 2004           March 31, 2005
                                                       ---------------         --------------         ---------------
Revenues                                               $      308,189          $     345,585          $      653,774

Cost of Sales                                                 942,553                214,671               1,157,224
                                                       ---------------         --------------         ---------------
Gross Profit (Loss)                                          (634,364)               130,914                (503,450)
                                                       ---------------         --------------         ---------------

Operating Expenses:
   Research and development                                   425,679                108,392                 745,251
   Sales and marketing                                      1,975,132              1,782,344               3,944,288
   General and administrative                               5,496,035              2,611,467               8,650,383
                                                       ---------------         --------------         ---------------
     Total operating expenses                               7,896,846              4,502,203              13,339,922
                                                       ---------------         --------------         ---------------

Non-Operating Expenses:
   Misappropriation loss and expenses related to
     raising capital                                                -              1,789,411               3,142,759
   Equity in loss of investee                                  24,365                152,345                 205,854
   Interest                                                 2,837,302                 63,884               2,905,181
   Other (income) expense                                  (1,527,232)                20,364              (1,506,868)
                                                       ---------------         --------------         ---------------
     Total non-operating expenses                           1,334,435              2,026,004               4,746,926
                                                       ---------------         --------------         ---------------

Loss Before Income Taxes                                   (9,865,645)            (6,397,293)            (18,590,298)

Provision (Benefit) for Income Taxes                         (263,188)                   800                (261,588)
                                                       ---------------         --------------         ---------------

Net Loss                                               $   (9,602,457)         $  (6,398,093)         $  (18,328,710)

Deemed and Regular Dividends                              (11,594,430)                     -             (11,594,430)

Net Loss Allocable to holders of Common
   Stock                                               $  (21,196,887)         $  (6,398,093)         $  (29,923,140)
                                                       ===============         ==============         ===============

Net Loss Per Share Allocable to holders of
   Common Stock - Basic and Diluted                            $(6.41)                $(1.95)
                                                       ===============         ==============

Weighted Average Common Shares -
    Basic and Diluted                                       3,305,360              3,285,107
                                                       ===============         ==============


The accompanying notes are an integral part of the consolidated financial statements.

                       PowerHouse Technologies Group, Inc.
                          (A Development Stage Company)

            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                                          Additional
                                                  Common Stock       Junior A Preferred    Senior A Preferred   Treasury   Paid-in
                                               Shares     Amounts    Shares    Amounts     Shares     Amounts   Stock      Capital
                                             ---------------------------------------------------------------------------------------
  [Balance, May 16, 2002 (inception)
  Issuance of Common Stock for services to
  officers and consultant                    1,250,000       125            -        -           -         -          -
  Issuance of Common Stock related in
  investment in equity investee in
  November 2002                                 40,000         4            -        -           -         -          -      99,996
  Net loss
                                             ---------------------------------------------------------------------------------------
Balance, March 31, 2003                      1,290,000       129            -        -           -         -          -      99,996
  Issuance of Common Stock for employee
  compensation                                 100,000        10            -        -           -         -          -     499,990
  Effect of combination with Agate
  Technologies, Inc upon closing May 19,
  2003                                         888,525        89            -        -           -         -          -    (280,515)
  Issuance of Common Stock for cash          1,248,191       125            -        -           -         -          -   5,442,234
  Issuance of Common Stock for services        229,800        23            -        -           -         -          -     843,277
  Estimated value of beneficial conversion
  of convertible notes                              -          -            -        -           -         -          -     239,008
  Net loss                                          -          -            -        -           -         -          -           -
                                             ---------------------------------------------------------------------------------------
Balance, March 31, 2004                      3,756,516       376            -        -           -         -          -   6,843,990
  Beneficial conversion and interest costs
  associated with Bridge & Convertible Debt          -         -            -        -           -         -          -   2,409,726
  Amortization of discount related to
  Warrants issued with Senior A Preferred
  Stock                                              -         -            -        -           -         -          -           -
  Beneficial conversion feature of
  Senior A Preferred Stock                           -         -            -        -           -         -          -   4,365,716
  Issuance of Common Stock for services        313,907        32            -        -           -         -          -   1,250,888
  Amortization of deferred stock-based
  consulting compensation                            -         -            -        -           -         -          -           -
  Issuance of Common Stock related to the
  purchase of First Person Software, Inc.      272,420        27            -        -           -         -          -   1,196,108
  Repurchase of Common Stock related to
  First Person Software, Inc. acquisition            -         -            -        -           -         -   (183,600)          -
  Repurchase of Common Stock related to
  Rescission Offer                             (43,000)        5            -        -           -         -          -    (214,995)
  Exchange of Common shares of Junior A
  Preferred Shares related to Rescission
  Offer                                     (1,010,250)     (101)   1,010,250      101           -         -          -           -
  Beneficial conversion feature of
  Junior A Preferred Stock                           -         -            -        -           -         -          -     821,955
  Amortization of discount related to
  Warrants issued with Junior A Preferred
  Stock                                              -         -            -        -           -         -          -     821,955
  Dividends on Senior A Preferred Stock
  ($261,570 outstanding at March 31, 2005)      10,001         1            -        -     111,726        11          -     372,472
  Dividends on Senior A Preferred Stock
  for penalty related to non-effective
  status of Registration Statement (SB-2)       21,033         2            -        -     214,160        21          -     720,309
  Conversion of Senior A Preferred and
  Junior A Preferred Stock to Common Stock     543,737        54     (215,000)     (21)   (328,737)      (33)         -           -
  Reclass warrant liability to Permanent
  Equity upon effectiveness of
  registration statement                             -         -            -        -           -         -          -   3,021,155
  Reclass Mezzanine Senior A Preferred
  Shares to Permanent Equity upon
  effectiveness of registration statement            -         -            -        -   3,726,683       373              9,164,842
  Stock-based compensation                           -         -            -        -           -         -          -     225,680
  Net loss                                           -         -            -        -           -         -          -           -
                                             ---------------------------------------------------------------------------------------
  Balance, March 31, 2005                    3,864,364       387    795,250         80   3,723,832       372   (183,600) 30,999,801
                                             =======================================================================================


                                                                 Deficit
                                                             Accumulated in
                                                  Deferred     Development
                                                Compensation      Stage          Total
                                             ---------------------------------------------
  [Balance, May 16, 2002 (inception)
  Issuance of Common Stock for services to
  officers and consultant                              -                -            125
  Issuance of Common Stock related in
  investment in equity investee in
  November 2002                                        -                -        100,000
  Net loss                                             -       (2,328,160)    (2,328,160)
                                             ---------------------------------------------
Balance, March 31, 2003                                -       (2,328,160)    (2,228,035)
  Issuance of Common Stock for employee
  compensation                                         -                -        500,000
  Effect of combination with Agate
  Technologies, Inc upon closing May 19,
  2003                                                 -                -       (280,426)
  Issuance of Common Stock for cash                    -                -      5,442,359
  Issuance of Common Stock for services         (139,650)                        703,650
  Estimated value of beneficial conversion
  of convertible notes                                 -                -        239,008
  Net loss                                             -       (6,398,093)    (6,398,093)
                                             ---------------------------------------------
Balance, March 31, 2004                         (139,650)      (8,726,253)    (2,021,537)
  Beneficial conversion and interest costs
  associated with Bridge & Convertible Debt            -                -      2,409,726
  Amortization of discount related to
  Warrants issued with Senior A Preferred
  Stock                                                -       (4,230,418)    (4,230,418)
  Beneficial conversion feature of
  Senior A Preferred Stock                             -       (4,365,716)             -
  Issuance of Common Stock for services                -                -      1,250,920
  Amortization of deferred stock-based
  consulting compensation                        139,650                -        139,650
  Issuance of Common Stock related to the
  purchase of First Person Software, Inc.              -                -      1,196,135
  Repurchase of Common Stock related to
  First Person Software, Inc. acquisition              -                -       (183,600)
  Repurchase of Common Stock related to
  Rescission Offer                                     -                -       (215,000)
  Exchange of Common shares of Junior A
  Preferred Shares related to Rescission
  Offer                                                -                -              -
  Beneficial conversion feature of
  Junior A Preferred Stock                             -         (821,955)             -
  Amortization of discount related to
  Warrants issued with Junior A Preferred
  Stock                                                -         (821,955)             -
  Dividends on Senior A Preferred Stock
  ($261,570 outstanding at March 31, 2005)             -         (634,054)      (261,570)
  Dividends on Senior A Preferred Stock
  for penalty related to non-effective
  status of Registration Statement (SB-2)              -         (720,332)            (0)
  Conversion of Senior A Preferred and
  Junior A Preferred Stock to Common Stock             -                -              0
  Reclass warrant liability to Permanent
  Equity upon effectiveness of
  registration statement                               -                -      3,021,155
  Reclass Mezzanine Senior A Preferred
  Shares to Permanent Equity upon
  effectiveness of registration statement              -                -      9,164,842
  Stock-based compensation                             -                -        225,680
  Net loss                                             -       (9,602,457)    (9,602,457)
                                             ---------------------------------------------
  Balance, March 31, 2005                              -      (29,923,140)       893,900
                                             =============================================

                       PowerHouse Technologies Group, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Cash Flows


                                                                                                      For the Period
                                                                                                           from
                                                                  For the Year       For the Year      May 16, 2002
                                                                 Ended March 31,   Ended March 31,    (Inception) to
                                                                      2005               2004         March 31, 2005
                                                                 --------------    ---------------    ---------------
Cash Flows from Operating Activities:
   Net loss                                                       $(9,602,457)       $(6,398,093)      $(18,328,710)

   Adjustments to Reconcile Net Loss to Net Cash Used
     in Operating Activities:
     Common Stock issued for services                               1,390,570          1,203,650          2,594,345
     Equity in loss of investee                                        24,365            152,345            205,854
     Depreciation and amortization                                    677,626                  -            677,626
     Deferred income tax benefit                                     (265,846)                 -           (265,846)
     Non-cash interest expense related to debt issuance
       costs                                                          185,037             21,261            206,298
     Non-cash interest expense related to amortization
       of debt discount and beneficial conversion                   2,611,234             37,766          2,649,000
     Remeasurement of warrants to fair value                       (1,209,263)                 -         (1,209,263)
     Stock based compensation                                         225,680                               225,680
     Changes in operating liabilities:
       Accounts receivable                                            (11,473)           (22,938)           (34,411)
       Inventory                                                      (69,975)           (16,088)           (86,063)
       Other assets                                                   (44,558)           (22,049)           (66,607)
       License fee                                                          -           (118,418)          (118,418)
       Accounts payable                                               191,651            807,510          1,121,714
       Accrued compensation                                          (278,637)           267,083             53,446
       Accrued liabilities                                              1,678            357,608            359,286
       Due to officer                                                 (21,251)           (72,416)                 -
       Other non-current liabilities                                    8,546                  -              8,546
                                                                 --------------    ---------------    ---------------
   Net cash used in operating activities                           (6,187,073)        (3,802,779)       (12,007,523)
                                                                 --------------    ---------------    ---------------

Cash Flows from Investing Activities:
   Acquisition of First Person Software                            (1,348,297)                 -         (1,348,297)
   Purchase of equipment                                              (15,847)                 -            (15,847)
   Payment of deposits                                                (37,926)                 -            (37,926)
   Investment in equity of investee                                         -                  -           (130,000)
                                                                 --------------    ---------------    ---------------
   Net cash used in investing activities                           (1,402,070)                 -         (1,532,070)
                                                                 --------------    ---------------    ---------------

Cash Flows from Financing Activities:
   Payment of finders' fee                                            (60,825)           (50,000)          (110,825)
   Payment of debt issuance costs                                           -            (98,425)           (98,425)
   Principal payments on note
   payable to equity investee                                               -           (183,995)          (270,000)
   Advances on Common Stock subscriptions                                   -                  -          2,233,676
   Proceeds from convertible notes                                    965,000          1,684,000          2,649,000
   Payments upon rescission of
   Common Stock offering                                             (215,000)                 -           (215,000)
   Proceeds from sale of Common Stock                                       -          3,258,683          3,258,683
   Payment of equity financing costs                               (1,355,440)                 -         (1,355,440)
   Proceeds from sale of preferred stock                            7,871,653                  -          7,871,653
                                                                 --------------    ---------------    ---------------
   Net cash provided by financing activities                        7,205,388          4,610,263         13,963,322
                                                                 --------------    ---------------    ---------------

Net (Decrease) Increase in Cash and Cash Equivalents                 (383,755)           807,484            423,729

Cash and Cash Equivalents, beginning of period                        807,484                  -                  -
                                                                 --------------    ---------------    ---------------

                                                                                                      For the Period
                                                                                                           from
                                                                  For the Year       For the Year      May 16, 2002
                                                                 Ended March 31,   Ended March 31,    (Inception) to
                                                                      2005               2004         March 31, 2005
                                                                 --------------    ---------------    ---------------
Cash and Cash Equivalents, end of period                          $   423,729        $   807,484       $    423,729
                                                                 ==============    ===============    ===============
Non-Cash Investing and Financing Activity:
   Issuance of note payable for acquisition of
     investment in equity investee                                $         -        $         -       $    270,000
   Issuance of Common Stock in exchange for an
     investment in equity investee                                          -                  -            100,000
   Issuance of Common Stock in connection with the
     acquisition of First Person Software, Inc.                     1,196,135                  -          1,196,135
   Debt discount recognized in connection with
     convertible notes                                                      -            239,008            239,008
   Liabilities assumed upon Company's combination with
     Agate Technologies, Inc.                                               -            280,426            280,426
   Issuance of Senior A Preferred Stock in connection
     with conversion of debt                                        2,649,000                  -          2,649,000
   Issuance of warrants in connection with preferred
     financing                                                      3,021,155                  -          3,021,155
   Issuance of shares for dividends                                 1,092,816                  -          1,092,816

Supplemental Disclosure of Cash Paid for:
   Interest                                                       $         -        $         -       $          -
   Income Taxes                                                         2,658                800              4,258


The accompanying notes are an integral part of the consolidated financial statements.

1.    Organization and Nature of Operations
      -------------------------------------

      Development Stage Operations - PowerHouse Technologies Group, Inc. (a Development Stage Company) (the "Company") is a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises" and was incorporated under the laws of the State of Delaware on May 16, 2002 as PowerHouse Studios, Inc. On May 19, 2003, the Company completed a combination with Agate Technologies, Inc. ("Agate") and conducted a 1-for-122 reverse split of the Agate common stock. Unless otherwise specified, all share and per-share amounts have been retroactively adjusted to reflect the split. Concurrent with this transaction, the Company amended its Articles of Incorporation changing its name to PowerHouse Technologies Group, Inc.

      In June 2004, the Company acquired the remaining 51% of First Person Software, Inc ("First Person") that it did not already own in consideration of cash and shares of the Company's Common Stock.

      The Company has limited operating history and limited revenues. Located in Redwood City, California, the Company is in the business of developing, acquiring and marketing computing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company's corporate website is www.pwhtgroup.com.

2.    Summary of Significant Accounting Policies
      ------------------------------------------

      Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("US GAAP"), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2006. The Company anticipates that revenue from the sale of its current product line will begin increasing during the first half of its fiscal year 2006, and will have a material impact offsetting operating expenses during the second half of fiscal 2006. Subsequent to March 31, 2005, the Company successfully completed a Bridge Loan for $700,000 from certain investors. The loan is to be repaid in 90 days, from either conversion into or from the proceeds of a new financing. The terms of this financing have not yet been determined.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, PowerHouse Acquisition Company and PowerHouse Studios, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates include the valuation of acquired software technology and revenue recognition.

      Cash and Cash Equivalents - The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

      Accounts Receivable - Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At March 31, 2005 management believes that all amounts are collectable.

      Inventory - Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. At March 31, 2005 and 2004, inventory consisted of finished goods of which certain amounts were on consignment with third party distributors and resellers. Although the Company is principally in the business of developing software, to support sales of software licenses it may at times purchase hardware and resell it with the Company's software pre-installed. As a result, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established.

      For the year ended March 31, 2005, the company recorded an expense of $70,914 related to the write-down of the Company's inventory to its realizable value. For the year ended March 31, 2004, there were no such inventory write-downs.

      Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes.

      Software Technology Assets - Software technology assets, acquired as part of the First Person Software acquisition (Note 4) are stated at cost. Amortization is computed using the straight-line method over an estimated useful life of five years.

      Impairment of Long-Lived Assets - Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. The Company's most significant long-lived asset is the software technology, which is currently being amortized on the straight-line basis over 5 years, based on management's best current assumptions and estimates. As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverability of the software technology change, future writeoffs or writedowns might be required.

      Revenue Recognition - The Company recognizes revenue in accordance with Statement of Accounting Position ("SOP") 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition.

      The Company recognizes revenue from sales through the Company's website after the 30 day return period has lapsed. The Company's software products are licensed on a perpetual basis. Revenue from the sale of software licenses is recognized only when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

      Revenue from direct sale contracts of the Company's products to commercial users is recognized based on the terms of the agreement, after the product has been delivered, and collection of the resulting receivable is reasonably assured. Revenue from distributors is recognized when the product has been sold to third party customers.

      Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 128, "Earnings Per Share," the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per share of Common Stock. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 2,867,401 and no shares at March 31, 2005 and 2004, respectively.

      Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for the years ended March 31, 2005 and 2004 equals net loss.

      Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, "Accounting for Stock-Based Compensation," (2) supersedes Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and
      (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS No. 123R effective January 1, 2005 in accordance with the standard's early adoption provisions. Prior to January 1, 2005, the Company's Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the year ended March 31, 2005, the Company recorded $225,680 of compensation expense related to the granting of stock options to employees.

      Advertising - Advertising costs are charged to expense as incurred and totaled $622,584 in 2005 and $83,550 in 2004.

      Research and Development - Research and Development costs are charged to operations as incurred, and totaled $425,679 for 2005 and $108,392 for 2004. Some of the Company's products include certain software applications that are integral to the operation of the core product. The costs to develop such software have not been capitalized, as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software.

      Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company's financial instruments, including certain assets, accounts payable, accrued liabilities and debt, the carrying amounts approximate fair value due to their maturities.

      Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The Company's product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

      Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company maintains its cash accounts with high credit quality financial institutions. At times cash deposits may be in excess of Federal Deposit Insurance Corporation's limits. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk.

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

      Prior to June 2004, the equity method of accounting was used for the Company's 49% investment in First Person Software ("First Person"), a private company. In June 2004, the Company acquired the remaining 51% of First Person for approximately $2,500,000 in cash and Common Stock. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and as more fully described in Note 3.

      Income Taxes - The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, "Accounting for Income Taxes," wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Reserves against deferred tax assets are provided when Management cannot conclude their realization probable.

      Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets". SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", to eliminate certain exceptions for non-monetary exchanges of similar productive assets, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company does not believe that adoption of SFAS

      No. 153 will have a material effect on its financial position, results of operations, or cash flows.

      In September 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted earnings per share. The new guidance states that these securities should be included in the diluted earnings per share computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported earnings per share. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

3.    Acquisition of First Person Software, Inc.
      ------------------------------------------

      During fiscal year 2003, the Company purchased a 49% interest of the then outstanding shares of First Person. The total purchase price of the investment in First Person was $500,000. This purchase was accounted for under the equity method, for which the investment in stock of First Person has been recorded at cost and the carrying amount of the investment has been adjusted to record the Company's share of the earnings/losses of First Person after the date of acquisition.

      Through March 31, 2004 the Company recorded losses of $181,489, for the Company's 49% interest in First Person's net loss. For the period between April 1, 2004 and the date of the acquisition, the Company recorded a loss of $24,365. Therefore the balance of the Company's investment in First Person totaled $318,511 at March 31, 2004 and $294,146 at the date of acquisition.

      During the first quarter of fiscal year 2005, the Company purchased the remaining 51% of the outstanding shares of First Person that it did not previously own in consideration of cash and shares. The total purchase price was approximately $2,750,000, which included cash of $1,000,000, 217,938 shares of Common Stock valued at $1,000,000 at the date of the acquisition, direct acquisition costs of $349,000 and the elimination of certain inter-company accounts including $97,000 of accrued expenses, $208,000 of prepaid royalties and the remaining balance of the Company's investment in First Person totaling $294,000 at the date of acquisition. Also, there was additional purchase consideration contingent upon certain performance milestones. The transaction was treated as an asset purchase for accounting purposes. The Company recorded the transaction as an asset purchase to allocate the deferred tax liability to the assets acquired. As a result, the total value of the purchase was $4,369,377, which includes all assets of First Person, and a deferred tax benefit of $1,547,000.

      As a result of the issuance of 54,482 shares associated with the completion of certain milestones, the software technology asset was increased by $196,135 subsequent to the effective date of the acquisition.

      As of the effective date of the First Person merger, the purchase price was allocated to the assets and liabilities of First Person as follows:

            Cash                                                        $403

            Stock of the Company (to become treasury                 183,600
              shares)

            Software technology (Note 4)                           4,369,297

            Deferred income tax liability (Note 7)                (1,547,000)

            Accounts payable                                         (56,053)
                                                               --------------
                                                                  $2,950,247
                                                               ==============


      The following unaudited pro forma consolidated statement of operations assumes that the acquisition occurred as of the beginning of the periods presented and presents pro forma financial information for the years ended March 31, 2005 and 2004. There would be no pro forma impact on revenue from this acquisition. In the Company's opinion, all adjustments necessary to present fairly such unaudited pro forma consolidated statement of operations have been made. The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the Company acquired First Person on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

                                                For the years ended March 31,
                                                -----------------------------
                                                     2005            2004
                                                -------------   -------------

Net Loss as Reported                               9,627,913       6,398,093
Deemed and regular dividends                      11,594,430               -
                                                -------------   -------------
Allocable to common stockholders                  21,222,343       6,398,093
FPS, 49% Equity                                      (24,365)       (152,345)
Convert to 100% Equity                                49,724         310,908
                                                -------------   -------------
Sub-total                                         21,247,702       6,556,656
FPS amortization recorded                           (667,376)              -
Full year of FPS amortization                        865,235         865,235
Deferred tax benefit (A)                            (309,400)       (309,400)
                                                -------------   -------------

Pro-Forma Net Loss                                21,136,161       7,112,491
                                                =============   =============

Difference between as reported and pro-forma         (86,182)        714,398
                                                =============   =============

Basic and diluted loss per share as reported    $       6.43    $       1.99
                                                =============   =============

Pro forma basic and diluted loss per share      $       6.24    $       2.00
                                                =============   =============

Shares used - as reported                          3,305,360       3,288,107
                                                =============   =============

Shares used - pro forma                            3,384,697       3,557,527
                                                =============   =============

(A) Calculated as: Original deferred tax liability of $1,547,000 over five years

4.    Intangible Assets
      -----------------

      Intangible assets, which result from the First Person acquisition entered into in June 2004, consist of the following:

            Software technology asset                             $4,369,297

            Accumulated amortization                                (674,141)
                                                               -----------------
                                                                  $3,695,156
                                                               =================


      The Company is currently amortizing its acquired intangible asset over 5 years. Amortization expense related to the software technology asset amounted to $674,141 for the year ended March 31, 2005. No software technology amortization was recorded for the year ended March 31, 2004.

      The expected future annual amortization expense of intangible assets is as follows:

            For the year ended March 31,

                    2006                                            $873,875

                    2007                                             873,875

                    2008                                             873,875

                    2009                                             873,875

                    2010                                             199,656
                                                               -----------------
                                                                  $3,695,156
                                                               =================

5.    Debt
      ----

      Bridge Loan - From October 2003 through March 31, 2004, the Company issued $1,684,000 of secured convertible notes and warrants to individual investors. The notes accrued interest at a rate of 10% per annum commencing 90 days from the date of issuance, and were secured by all of the Company's assets. The notes were due at various dates through April 2005. The principal balance of the notes and any accrued and unpaid interest would automatically convert into units of equity upon a future qualified financing of not less than $8 million. The convertible notes included 5-year warrants to purchase 169,826 shares of the Company's Common Stock at $2.69 or 75% of the price of the next qualified stock offering. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the notes. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company determined that the notes also had a beneficial conversion feature, which the Company began amortizing to interest expense over the term of the notes along with the debt discount.

      In April 2004, the Company issued an additional $965,000 of secured convertible notes and warrants under the Middlebury Bridge Loan agreement in which the principal balance of the notes and accrued and unpaid interest would also automatically convert into units of equity upon a future qualified equity financing of not less than $8 million. The convertible notes included 5-year warrants to purchase 118,736 shares of the Company's Common Stock at $2.69 or 75% of the price of the next qualified stock offering. The Company calculated the fair value of the warrants of the using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the notes. In accordance with EITF 00-27, the Company determined that the notes also had a beneficial conversion feature, which the Company began amortizing to interest expense over the term of the notes along with the debt discount.

      In total, the Company recorded $656,500 of debt discount and $1,300,500 of beneficial conversion, of which $37,800 had been recorded as interest expense for the year ended March 31, 2004, the remaining balance was expensed during the year ended March 31, 2005.

      In June 2004, the Company completed the initial closing of a qualified equity financing and converted $2,649,000 of convertible promissory notes to equity. These convertible promissory notes were all converted within their initial interest-free period during which no interest was charged on the face amounts. However, in connection with the conversion, the Company recorded the remaining unamortized debt discount and beneficial conversion feature to interest expense. For the year-end March 31, 2005, the Company recorded $1,919,200 of interest expense relating to the amortization of debt discount and the beneficial conversion feature.

      Upon conversion of the convertible notes to equity, the Company recorded an additional beneficial conversion effect of $692,000 as interest expense due to the exercise price of the warrants decreasing to $2.29. This was the lower of $2.69 or 75% of the price of the next qualified equity financing ($3.06 per share of Senior A Preferred Stock). In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the incremental beneficial conversion was limited to the original proceeds of the debt, which the Company had previously recorded.

      New Bridge Note - Subsequent to March 31, 2005, the Company issued $700,000 in secured convertible notes under a New Bridge Loan agreement ("Notes") with certain investors, in which the principal balance of the Notes and accrued and unpaid interest will, at the discretion of the investor, convert into units of equity upon a qualified equity financing. See Note 13.

      The holders of the Notes and warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission ("SEC") to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the warrants. Under EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the ability to register stock is deemed to be outside of the Company's control. Accordingly, the fair value of the warrants will be recorded as an accrued warrant liability once issued and valued.

6.    Accrued Liabilities
      -------------------

      Accrued liabilities consist of the following as of March 31:

                                                    2005              2004
                                              ---------------    ---------------
            Settlements payable                   $484,386          $270,588

            Options to be issued                    95,284            80,057

            Accrued operating expenses              85,529           401,442
                                              ---------------    ---------------
                                                  $665,199          $752,087
                                              ===============    ===============

      Settlements payable increased due to increased reserves for pending lawsuits, and accrued operating expenses decreased due to the release of $280,426 related to liabilities from the combination with Agate.

7.    Income Taxes

      The provision (benefit) for income taxes consists of the following for the year ending March 31:

                                                     2005             2004
                                              ---------------    ---------------
            Currently payable                       $2,658              $800

            Deferred benefit                      (265,846)                -
                                              ---------------    ---------------
            Net provision (benefit)              $(263,188)             $800
                                              ===============    ===============

      For the years ended March 31, 2005 and 2004, current income tax expense amounted to $2,658 and $800, respectively, representing minimum California franchise taxes. There has been no provision for U.S. federal income taxes for any period as the Company has incurred operating losses in all periods. The deferred income tax benefit for the year ended March 31, 2005 represents the benefit relating to the deferred liability recognized as part of the First Person Software acquisition described in Note 3.

      A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

                                                    Year Ended March 31,
                                              ----------------------------------
                                                    2005              2004
                                              ---------------    ---------------
      Statutory U.S. federal rate                  34.0%              34.0%
      State income taxes, net of federal            4.7%               3.4%
        effect
      Interest related to debt discount            (9.6%)
        and beneficial conversion
      Remeasurement of warrants at fair             4.2%
        value
      Stock option expense                         (0.8%)
      Other                                        (0.3%)             (1.4%)
      Valuation allowance                         (29.5%)            (36.0%)
                                              ---------------    ---------------
      Effective Tax Rate                            2.7%                - %
                                              ===============    ===============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following at March 31:

                                                   2005               2004
                                              ---------------    ---------------
      Deferred tax assets:
        Net operating losses                  $  5,650,000       $  2,754,200
        Other, primarily accrued
         expenses                                   50,000              8,100
                                              ---------------    ---------------
                                                 5,700,000          2,762,300
        Less: Valuation allowance               (5,700,000)        (2,762,300)
                                              ---------------    ---------------
        Net deferred tax assets               $          -       $          -
                                              ===============    ===============
      Deferred tax liability-
        Software technology asset             $  1,281,154                  -
                                              ===============    ===============

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.9 million and $1.5 million during the years ended March 31, 2005 and 2004, respectively.

      As of March 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14.4 million, which expire in the years 2020 through 2025. The Company also had net operating loss carryforwards for state income tax purposes of approximately $12.5 million, expiring in the years 2011 through 2015.

      Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.

8.    Stockholders' Equity
      --------------------

      Common Stock - Effective May 19, 2003, the Company completed a combination with Agate. The Company conducted a 1-for-122 reverse split of the Agate common stock for which the Company issued 888,525 shares of its Common Stock and assumed Agate's liabilities totaling of $280,426. Additionally, the Company amended its Articles of Incorporation changing its name to PowerHouse Technologies Group, Inc. The combination was accounted for as a reverse acquisition. As a result, no goodwill was recorded.

      In April 2003, the Company issued 100,000 shares of its Common Stock to the President and Chief Executive Officer of Forward Solutions, Inc., a former wholly-owned subsidiary. Compensation expense of $500,000 was recorded in the year ended March 31, 2004 related to these shares.

      Common Stock Issued for Compensation and Consulting Services - For the year ended March 31, 2004, the Company issued 229,800 shares of Common Stock for services and recorded $703,650 of compensation expense and $139,650 as deferred compensation related to these shares (as more fully described below).

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

            In March 2004, the Company issued 79,800 shares of Common Stock to certain individuals who operate as New Health Systems for performing product development services. Consulting expense of $139,090 was recorded related to these shares, and $139,090 was recorded in stockholders' equity as deferred consulting compensation for future services.

      For the year ended March 31, 2005, the Company issued 313,907 shares of Common Stock for services and recorded $1,250,919 of compensation expense (as more fully described below).

            In June 2004, the Company issued 15,000 shares of Common Stock in full satisfaction for all services rendered under a professional services agreement with San Diego Torrey Hills Capital. The Company recorded consulting expense of $86,250 during the period.

            In September 2004, the Company issued 10,000 shares of Common Stock to David Piesse for performing product research and documentation services. Consulting expense of $32,500 was recorded related to these shares.

            In November 2004, the Company issued 150,000 shares of Common Stock to Michael Balmuth in connection with prior employment matters related to the founding and early operation of the Company. The Company recorded an expense of $825,000 for the issuance of these shares.

            In November 2004, the Company issued 7,380 shares of Common Stock to Greenberg Traurig, LLP for settlement of invoices related to legal services performed. The Company recorded expense of $40,590 related to these shares.

            In November 2004, the Company issued 2,500 shares of Common Stock to Robin Hutchison for services as a member of the Board of Directors. The Company recorded expense of $12,250 related to these shares.

            In January 2005, the Company issued 20,000 shares of Common Stock to Paul Isaacs pursuant to an employment agreement. The Company recorded expense of $74,000 related to these shares.

            In February 2005, the Company issued 2,727 shares of Common Stock to Lev Krystal for performing product development services. The Company recorded expense of $3,000 related to these shares.

            In February 2005, the Company issued 79,800 shares of Common Stock to certain individuals who operate as a group New Health Systems performing product development services. The Company recorded expense of $87,780 related to these shares. Additionally, in February 2005, New Health Systems completed the required work for which $139,500 of previously issued stock for services were issued. The Company recorded the remaining $139,500 of deferred compensation related to shares issued for services in 2004 to New Health Systems.

            In March 2005, the Company issued 7,000 shares of Common Stock to Hugh Deane in full payment for services rendered in 2005. The Company recorded expense of $11,550 related to these shares.

            In March 2005, the Company issued 19,500 shares of Common Stock to Andy Mills in satisfaction of prior debts for services. The Company recorded expense of $78,000 related to these shares.

      Common Stock Issued in Connection with Acquisition of First Person
      Software
      -------------------------------------------------------------------

      In June 2004, the Company issued a total of 217,938 shares of Common Stock in connection with the Company's acquisition of those shares of First Person that were not previously owned by the Company (Note 3). The Company also reserved for issuance an additional 108,991 shares of the Company's Common Stock, the issuance of which is contingent upon the satisfaction of certain performance milestones. Per Note 3, milestones shares were issued.

      In September 2004, the Company issued a total of 27,241 shares of Common Stock in connection with the completion of a certain performance milestone set forth in the Company's merger agreement, dated as of May 28, 2004, with First Person and its stockholders (the "FPS Merger Agreement"). The Company increased the value of the assets purchased from First Person by $88,533 related to this issuance.

      In December 2004, the Company issued a total of 27,241 shares of Common Stock with a value of $107,602 for satisfaction of certain performance milestone set forth in the FPS Merger Agreement. The Company increased the value of the assets purchased from First Person by $107,602 related to this issuance.

      Senior A Preferred Stock
      ------------------------

      In June 2004, the Company closed the first tranche of the Company's Senior A Units Offering, and issued 3,142,354 shares of Senior A Preferred Stock and 785,589 5-year warrants to purchase shares of its Common Stock, in exchange for $8,732,600 from certain institutional investors. The purchase price included $6,083,600 at $3.06 per share and $2,649,000 received under previously issued convertible notes. The convertible promissory notes converted at $2.29 per share, which was 75% of $3.06 per share issued to other investors (See Note 5). The exercise price for the warrants is $3.83 per share and is immediately exercisable upon issuance.

      In August 2004, the Company closed the second and final tranche of the Company's Senior A Units Offering and issued 584,329 shares of Senior A Preferred Stock and 146,082 5-year warrants to purchase shares of its Common Stock, in exchange for $1,788,100 from certain institutional investors at $3.06 per share. The exercise price for the warrants is $3.83 per share and is immediately exercisable upon issuance.

      The holders of the Senior A Units have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock issuable upon conversion of the Senior A Preferred Stock and the Common Stock issuable upon exercise of warrants. In the event the Company is unable to cause the registration to be effective by the following dates: for convertible notes holders - 90 days from the date of issuance of Senior A Units (September 12, 2004); for the first tranche - 120 days from the date of issuance of Senior A Units (October 12, 2004), for the second tranche - 120 days from the date of issuance of Senior A Units (December 13, 2004), the Company would be penalized. The penalty accrued at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Senior A Units have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first 90 days in which the penalty is earned, the penalty is payable either in cash or in shares of Senior A Preferred Stock, at the Company's election. After that 90-day period expires, the penalty must be paid in cash. The total penalty accrued by the Company totaled $720,300 through the effective date of the registration, which the Company paid-in kind through the issuance of 214,160 shares of Senior A Preferred Stock and 21,033 shares of Common Stock for full settlement.

      Under EITF-00-19, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the Company treated the issuance of the Senior A Preferred Stock as mezzanine equity and the warrant value as a liability for the period that the Registration Statement was not yet deemed effective by the SEC. The Company calculated the total fair market value of the warrants based on the Black-Scholes model, which was recorded as a discount to the Senior A Preferred Stock and an accrued warrant liability in the consolidated balance sheet and marked to market it at the end of each quarter. The Company's Registration Statement was deemed effective by the SEC on December 23, 2004.

      For the 785,589 warrants issued in connection with the June 2004 transactions, the Company recorded a warrant liability of $3,818,000. The Company marked this warrant liability to market as of June 30, 2004 and recorded $558,700 of other income, as the value of the warrants had declined to $3,259,300 at that date. At September 30, 2004, the Company marked the warrant liability to market and recorded $1,104,300 of other income, as the value of the warrants had declined to $2,155,000. For the period from October 1, 2004 through effectiveness of the registration statement (December 23, 2004), the Company marked to market the warrant liability and recorded expense of $388,900, at which time the Company reclassified the $2,543,900 warrant value to APIC.

      For the 146,082 warrants issued in connection with the August 2004 transaction, the Company recorded an initial warrant liability of $412,400. The Company marked this warrant liability to its $404,300 market as of September 30, 2004 and recorded $8,100 of other income. For the period from October 1, 2004 through effectiveness of the registration statement (December 23, 2004), the Company marked to market the warrant liability and recorded expense of $72,800, at which time the Company reclassified the $477,100 warrant value to Additional Paid-in Capital.

      Additionally, the Company recorded deemed dividends of $4,230,400 to eliminate the discounts and accrete the allocated fair value of the Senior A Preferred Stock to its carrying value, which the Company classified as mezzanine equity due to the registration rights agreement. Upon effective registration on December 23, 2004, the Company reclassified the resulting $10,520,700 to permanent equity.

      The initial value attributed to the Senior A Preferred Stock of $10.5 million after allocation of proceeds to warrants represents a discount from its initial carrying value of $4,230,400. In accordance with EITF 00-27, the Company determined that the Senior A Preferred Stock also had a beneficial conversion feature of $4,365,700 as of the date of issuance. The Company recorded this beneficial conversion feature as a deemed divided upon issuance to be included in arriving at net loss applicable to holders of Common Stock.

      In connection with the June and August 2004 transactions, the Company granted to its private placement agent, 264,776 5-year warrants to purchase Senior A Preferred Stock at an exercise price of $3.06 per share and 68,559 5-year warrants to purchase Common Stock at an exercise price of $2.29 per share. The Company calculated the fair value of the warrants using the Black-Scholes model to be $1,517,600 and $349,100, which the Company recorded as cost of raising capital and as an offset to Additional Paid-in Capital.

      The following is a summary of the rights of Senior A Preferred Stock:

      Dividends - Each share of Senior A Preferred Stock is entitled to receive, to the extent funds are legally available, non cumulative dividends, when and as declared by the Board of Directors, at the rate of 8.0% per year of the original purchase price (initially $3.06 per share), prior to and in preference to any declaration or payment of a dividend to the holders of the Junior A Preferred Stock or Common Stock. The dividend is payable commencing as of the date of issuance and thereafter semi-annually on June 1 and December 1 of each year, in either cash or in kind by issuance of additional shares of Senior A Preferred Stock, at the option of the Company. In addition, each share of Senior A Preferred Stock shares in all ordinary dividends or distributions, other than a liquidating distribution, declared or paid on the Common Stock or Junior A Preferred

      Stock, on an as-converted basis. Beginning on the second anniversary of the closing date of the Senior A Units Offering, if, during any semi-annual dividend accrual period, the closing price (determined on the basis of the average weighted daily trading price) of the Common Stock for 5 trading days falls below three times the original purchase price (appropriately adjusted for stock splits, stock dividends and the like), the dividend rate for that period shall increase to 12% per annum.

      For the year ended March 31, 2005, the Company expensed $634,054 of 8% dividends on the Senior A Preferred Stock. To satisfy a portion of this liability due through December 1, 2004, the Company issued 111,726 shares of Senior A Preferred Stock and 10,001 shares of Common Stock valued at $372,484. The outstanding liability at March 31, 2005 totaled $261,570. This liability was paid in stock subsequent to March 31, 2005.

      Keep Even Right - In the event the Company sells equity securities, convertible securities or warrants to any person, the holders of the Senior A Preferred Stock have the right to purchase their pro rata portion of such shares for a period of 45 days after the closing of such sale (the "Keep Event Right"). The Keep Even Right shall not apply to any underwritten public offering of Company equity securities by an internationally recognized underwriter at a price per share of Common Stock no less than three times the original purchase price (appropriately adjusted to reflect the occurrence of any stock split, stock dividend, stock combination, stock subdivision or like occurrences).

      Liquidation - In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each share of Senior A Preferred Stock is also entitled to a liquidation preference, in preference to any other class or series of the Company's capital stock, equal to 150% of the original purchase price (appropriately adjusted to reflect the occurrence of any stock split, stock dividend, stock combination, stock subdivision or like occurrences).

      Secured Party Status - The holders of the Senior A Preferred Stock shall be secured by a senior lien on the intellectual property and the Company's rights under management employment contracts of the Company.

      Conversion - The Company's Senior A Preferred Stock is convertible, at the option of the holder at any time, into such number of shares of Common Stock as is obtained by multiplying the number of shares of Senior A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by the conversion price of $3.06 per share or, if there has been an adjustment of the conversion price, by the conversion price as last adjusted and in effect on the date any share or shares of Senior A Preferred Stock are surrendered for conversion. The Senior A Preferred Stock was initially convertible at the rate of one share of Common Stock for each share of Senior A Preferred Stock, subject to adjustments for any stock split, stock dividend, stock combination, stock subdivision or like occurrences. The agreement allows for certain events to trigger mandatory conversion to Common Stock by the Company.

      Change in Conversion Price - If the Company issues or sells Common Stock without consideration or for a consideration per share less than the Conversion Price in effect immediately prior to the time of such issue or sale, then the Conversion Price shall be reduced to a price equal to the price paid (or deemed to have been paid) per share for such additional shares of Common Stock.

      Junior A Preferred Stock Issued in Conjunction with a Rescission Offer
      ----------------------------------------------------------------------

      Contemporaneous with the Senior A Units Offering, the Company conducted a Rescission Offer that it made to certain of its existing stockholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by the Company) the opportunity to rescind the purchase of their respective shares for the cash consideration originally paid for the shares ($5.00 per share), with interest earned from the date such shares were originally purchased. Simultaneously, such stockholders were given the opportunity to invest cash in Junior Units, consisting of shares of Junior A Preferred Stock and Junior Warrants, exercisable for one (1) share of Common Stock at an exercise purchase price of $3.83. The Junior A Preferred Stock has certain preferences over Common Stock, and the Junior Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

      As a result of the Rescission Offer, the Company issued 1,010,025 shares of Junior A Preferred Stock, convertible into Common Stock upon demand in exchange for the same number of shares of the Company's Common Stock. The Company also issued 252,563 5-year warrants to purchase shares of its Common Stock at $3.83 per share. Holders of approximately 43,000 shares of Common Stock accepted the Rescission Offer for cash consideration, which resulted in a payout of principal and interest of approximately $254,649. The repurchased stock was retired. Holders of approximately 119,665 shares of Common Stock retained their ownership of Common Stock as originally purchased. The Company calculated the fair value of the 252,563 5-year warrants, issued to purchase shares of the Company's Common Stock, using the Black-Scholes model and recorded $821,995 as a deemed dividend (based on the relative fair value of the warrants and Junior A Preferred Stock). In accordance with EITF 00-27, the Company determined that the Junior A Preferred Stock then contained a beneficial conversion feature of $821,995 and recorded an additional deemed dividend to arrive at a net loss allocable to holders of Common Stock.

      There is considerable legal uncertainty under both federal and state securities laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities law violations. The Company understands that the SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California's Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer.

      Accordingly, the Rescission Offer may not have terminated any or all potential liability the Company may have for failure to properly register our Common Stock under the

      Securities Act and there can be no assurance that the Company will be able to enforce the waivers and general releases it has received in connection with the Rescission Offer and Junior A Units Offering to bar any claims based on allegations of fraud or other federal or state securities law violations that the stockholders who accept the Rescission Offer may have, until the applicable statutes of limitations have run with respect thereto. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the alleged violation. The Company believes, however, that, in addition to such waivers and releases, it may also have equitable remedies available to it should any of such persons seek to deny the enforceability of their waivers and releases.

      Further, those stockholders who did not accept the Rescission Offer, either because they affirmatively rejected it or because they failed to respond to it, may still attempt to assert claims against the Company, as well as against certain directors and officers of the Company, relating to non compliance with the securities laws. The Company cannot predict with certainty that those claims will be barred by the Rescission Offer because the legal effect of the Rescission Offer is uncertain. To the extent those claims are brought and result in judgments for damages, the Company's business, financial condition and results of operations could all be harmed. The number of shares of Common Stock held by investors who were offered rescission under the Rescission Offer but did not accept the Rescission Offer aggregate of 119,665 shares, each of which was purchased at a price of $5.00. Even if we were to be successful in defending claims brought under applicable securities laws, their mere assertion could result in costly litigation and significant diversions of effort by management.

      Conversion of Series A Senior Preferred Stock and Series A Junior Preferred Stock into Common Stock
      --------------------------------------------------------------------

      During the fiscal year ended March 31, 2005, certain holders of Series A Senior Preferred Convertible Stock (the "Senior A Preferred Stock") and Series A Junior Convertible Preferred Stock (the "Junior A Preferred Stock") requested conversion of their shares into Common Stock, pursuant to their respective agreements. For the year ended March 31, 2005, there were 329,097 shares of Senior A Preferred Stock and 215,000 shares of Junior A Preferred Stock surrendered for conversion, and 544,097 shares of Common Stock were issued.

      Deemed Dividends
      ----------------

      For the year ended March 31, 2005, the Company recorded total deemed and regular dividends as follows:

            Amortization of discount related to Series A
              Common Stock Purchase Warrants                      $4,230,418

            Deemed dividend related to beneficial
              conversion feature on Senior A Preferred
              Stock                                                4,365,716

            Deemed dividend related to beneficial
              conversion feature of Junior A Preferred
              Stock                                                  821,955

            Amortization of debt discount related to
              Series A Junior Common Stock Purchase
              Warrants                                               821,955

            Dividends related to Penalties paid to
              Senior A Preferred Stockholders for
              non-effective status of Registration
              Statement                                              720,332
                                                                --------------
                  Total Deemed Dividends                          10,960,376

            Senior A Preferred Stock Dividends                       634,054
                                                                --------------
                  Total Deemed and Regular Dividends             $11,594,430
                                                                ==============


      There were no deemed or regular dividends for the year ended March 31, 2004.

9.    Options
      -------

      Stock Option Plan - On December 16, 2004, the Board of Directors adopted and the stockholders approved the 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan") and reserved 1,125,000 shares for grant under the Stock Incentive Plan. The Company may issue stock options, restricted stock, or stock bonuses under the Stock Incentive Plan to employees, directors and consultants. Stock options granted under the Stock Incentive Plan may be granted at prices not less than the fair market value at the date of grant for incentive stock options.

      Stock options granted under the Stock Incentive Plan generally vest based on three years of continuous service and have a contractual term of ten years, except for options on 114,167 shares that were immediately vested at the grant date. The fair value of each stock option is estimated using the Black-Scholes model. Expected volatility is based on management's estimate using the historical stock performance of similar non-accelerated software companies, the expected term of the options is determined using the "simplified" method described in SEC Staff Accounting Bulletin No. 107, and the risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon bonds with a term comparable to the expected option term.

      Following is a summary of the assumptions used in the Black-Scholes model:

           Range of expected volatility              151% - 159%

           Weighted average expected
             volatility                                 153%

           Range of risk-free interest rate         2.98% - 4.33%

           Weighted average risk-free
             interest rate                              3.48%

           Expected life in years                        6.0

           Dividend yield                               0.0%

      Compensation expense relating to employee stock options recognized in the quarter and year ending March 31, 2005 amounted to $225,680, representing the fair value of options granted, amortized on a straight-line basis over the vesting period. The weighted average grant date fair value of options granted was $1.02 per share.

      A summary of option activity under the Stock Incentive Plan for the year ended March 31, 2005 is as follows:

                                                     Weighted Average

                                                                Contractual
                                                    Exercise       Life
                                         Option       Price     Remaining,
                                         Shares     per Share    in Years
      Outstanding at April 1, 2004           -
      Granted                             845,000     $1.02
      Exercised                              -          -
      Forfeited or expired                   -          -
      Outstanding at March 31, 2005       845,000     $1.02        9.39
      Exercisable at March 31, 2005       181,111     $1.01        9.05


      The aggregate intrinsic value of option shares outstanding at March 31, 2005, was $697,350. The aggregate intrinsic value of option shares exercisable at March 31, 2005, was $115,911.

      As of March 31, 2005, there was approximately $732,000 of total unrecognized compensation expense related to non-exercisable options granted (753,879 option shares at a weighted average grant date fair value of $0.97 per share), which is expected to be recognized over a weighted average period of 2.6 years. The Company has an available pool of options for issuance of 1,125,000. As of March 31, 2005 there were 280,000 available for grant. During the year the Company issued options at an exercise price ranging from $1.01 to $1.16.

      Consultants - During 2005, the Company granted a total of 28,500 options to certain consultants for the purchase of the Company's Common Stock based on contractual arrangements for which the Company accrued a liability of $95,284.

10.   Related Party Transactions
      --------------------------

      Advances from Officer and Accrued Compensation - During the year ended March 31, 2005, the Company repaid $267,083 in accrued wages for certain officers and other employees. Also during the year ended March 31, 2005 the Company repaid $21,251 to its Chief Executive Officer for expenses advanced since inception.

11.   Commitments and Contingencies
      -----------------------------

      Agreement with M-Systems - On March 30, 2005, the Company entered into a three-year development agreement with M-Systems Flash Disk Pioneers Ltd., an Israeli company ("M-Systems"). Pursuant to the agreement, the Company granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute the Company's Migo products, and to use related trademarks, as an integrated part of M-Systems' USB drive product lines. The Company's Migo products will be offered to M-Systems customers with either (i) limited functionality or
      (ii) full functionality for a period of 45 days, after which the end-user may purchase a license directly from the Company to continue full functionality or otherwise retain limited functionality. If a M-Systems customer purchases a M-Systems product that has integrated a limited functioning Migo product, the Company will receive a fixed amount of cash per unit sold. If a M-Systems customer purchases a M-Systems product that has integrated a fully functioning Migo product from the Company, M-Systems will receive a fixed percentage of cash from the sale of each unit sold.

      The Company is obligated to develop software applications to bundle its Migo products with M-Systems USB Drives and the Company agreed to provide first level support for its Migo products to M-Systems and M-Systems' customers and end-users. The Company is also prohibited from (i) providing any other party or their customers with services or applications for USB Drives that are provided to M-Systems under the Agreement, and (ii) bundling its Migo products with any USB Drive other than M-Systems' USB Drive.

      Lease Agreement - In December 2004, the Company entered into a 48-month lease agreement with a third party for 10,270 square feet of office space located in Redwood City, California. The agreement commenced March 1, 2005 and requires monthly lease payments of $14,891, which escalate to $19,513 through February 28, 2009.

      In July 2004, the Company entered into a 25-month lease agreement with a third party for 2,335 square feet of office space located in San Francisco, California. The agreement commenced March 1, 2005 and requires monthly lease payments of $4,281 which escalate to $4,475 through July 31, 2006. On February 4, 2005 the Company entered into a sub-lease agreement with an unrelated third party for the San Francisco, California space. The sublease commenced on February 21, 2005, and the sub-leasor will pay the Company an amount equal to the monthly rent through the termination of the sublease on July 31, 2006.

      Future minimum lease payments under these operating leases as of March 31, 2005, are as follows:

            Fiscal 2006         $254,000
            Fiscal 2007         $240,000
            Fiscal 2008         $229,000
            Fiscal 2009         $215,000
                                --------
            Total               $938,000
                                ========

      Total rent expense for the year ended March 31, 2005 was $152,482, net of sublease income of $5,504. For the year ended March 31, 2004, total rent expense was $51,905, and for the period from May 16, 2002 (inception) to March 31, 2005 was $204,387.

      Litigation - During the year ended March 31, 2004, the Company recorded a loss due to theft in the amount of $1,789,411, relating to the "Proctor Litigation", which represented a complaint filed against certain individuals and companies in 2003. The complaint alleged that the defendants, in connection with a capital-raising effort for the Company, diverted a significant amount of funds from the Company. In November 2004, a judgment was issued in favor of the Company against the defendants for
      (i) monetary damages, (ii) the return of corporate books and records of the Company and its predecessors and (iii) cancellation of Company stock certificates claimed by the defendants. As collection of monetary damages and costs awarded to the Company is doubtful, no amounts related to this judgment have been recorded in the accompanying financial statements.

      On January 4, 2005, the Company received a demand for arbitration from The Wall Street Group, a former service provider, which alleges breach of contract and related claims pursuant to an alleged contract for services, primarily services related to raising capital. The demand claims monetary damages, and an alleged option to purchase 138,948 shares of Common Stock. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material effect on the Company's financial position, results of operations, or cash flows.

      In the normal course of business, the Company is subject to various claims and litigation matters none of which in management's opinion will have a material effect on financial results.

      The Company is not aware of any additional litigation as of July 27, 2005 except as discussed in Note 12.

      Employment/Consulting Contracts
      -------------------------------

      In May 2002, the Company entered into an employment agreement with Jay Elliot, the Company's Chief Executive Officer, for a perpetual period terminable upon 30 days' notice by either party. The agreement calls for a salary at the rate of $240,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Pursuant to the agreement, Mr. Elliot was granted 700,000 shares of the Company's Common Stock on May 16, 2002, the Company's inception. During the year ended March 31, 2005, Mr. Elliot and the Company mutually agreed to waive a retention bonus provision that was contained in the employment agreement, and agreed to provide Mr. Elliot a continuation of compensation and benefits for a period of twelve (12) months should he be terminated from the Company without cause.

      On April 1, 2003, the Company entered into an employment agreement with Joshua Feller, the President and Chief Executive Officer of the Company's wholly-owned subsidiary for a perpetual period terminable upon 30 days' notice by either party. During the year ended March 31, 2005 the Company and the employee agreed to mutually amend the employment agreement due to the dissolution of the wholly-owned subsidiary. Mr. Feller was given the title Sr. Vice President, Business Development, and provided a 6-month continuation of compensation and benefits if terminated from the Company without cause. The agreement calls for a salary at the rate of $175,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Mr. Feller also received 100,000 shares of Common Stock as part of the compensation package, and is eligible for a retention bonus at the discretion of the Board of Directors. Subsequent to March 31, 2005, Mr. Feller voluntarily resigned from the Company.

      On July 15, 2003, PowerHouse Technologies Group, Inc. entered into a consulting agreement with its Gregory Duffell, the Company's then Chief Operating Officer and International President, for a period of three years, subject to certain cancellation provisions including a mutual 90-day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with the Company, and provides for other restrictions to protect the intellectual and business property of the Company. During the year ended March 31, 2005, the consulting agreement was mutually amended and Mr. Duffell's title became Sr. Vice President and International President.

      On January 1, 2004, the Company entered into an employment agreement with David Wells, the Company's Vice President Finance Operations, for a perpetual period terminable upon 30 days' notice by either party. The agreement calls for a salary at the rate of $160,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Mr. Wells also received 125,000 options for the purchase of Common Stock, which were approved by the Board of Directors on January 20, 2005. During the year ended March 31, 2005 the agreement with Mr. Wells and the Company was mutually amended. The amendment called for a new title as "Vice President, Finance", and agreed to provide Mr. Wells a continuation of compensation and benefits for a period of six (6) months should he be terminated from the Company without cause.

      On November 1, 2004, the Company entered into an employment agreement with Manijeh Moghis, the Company's then Chief Operating Officer terminable at any time upon notice by either party. The agreement called for a salary at the rate of $225,000 per annum. The agreement called for an annual target bonus of 50-100% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. In addition, the COO also received 500,000 options for the purchase of Common Stock, which were approved by the Board of Directors on January 20, 2005. The options began vesting over a period of three years over the following schedule: 12.5% of the total shares of Common Stock underlying the options shall vest three months from Ms. Moghis' employment start date, which was November 1, 2004, and thereafter, 1/36 of the total shares of Common Stock underlying the options shall vest on the first date of each full month during which Ms. Moghis remained employed with the Company during the 36-month vesting period. Ms. Moghis was also nominated to the Company's Board of Directors, and her nomination was approved by the Board of Directors. Subsequent to March 31, 2005 the Company terminated its employment agreement with Ms. Moghis, and she simultaneously resigned from the Company's Board of Directors. 131,944 of Ms. Moghis' options vested and expire 90 days from date of termination.

      Guarantees
      ----------

      In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company's exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2005.

12.   Subsequent Events
      -----------------

      New Bridge Note - On June 9, 2005, the Company entered into several Secured Convertible Promissory Notes ("Notes") with certain parties ("Payees") providing for an aggregate $700,000 principal amount loan to the Company. Principal amounts owing under the Notes bear interest at a fixed rate of 12% per annum. The Notes are due and payable on the earlier of (i) August 31, 2005 or (ii) the date of closing of the issuance of securities of the Company to one or more investors for cash in a new transaction following the date of issuance of these Notes ("New Financing").

      Payees have the right to convert the Payee's Note into the securities issued in the New Financing. In the event a Payee elects to convert such Payee's Note in connection with the New Financing, the principal amount of such Notes plus accrued and unpaid interest will be converted at a conversion price equal to seventy five percent (75%) of the price paid by investors for the securities issuable by the Company in the New Financing.

      Immediately upon consummation of the New Financing, the Company will issue warrants ("Payee Warrants") to the Payees in an amount equal to one hundred fifty percent (150%) of the proportional warrant coverage received by investors ("Investor Warrants") in the New Financing. The Payee Warrants will be in the same form as the Investor Warrants and will contain the same terms as the Investor Warrants, including an exercise price equal to the exercise price set forth in the Investor Warrant. The Payee Warrants will be in addition to any Investor Warrants issued to the Payee upon conversion of the Payee's Note in accordance with the terms of the Payee's Note.

      Pursuant to the terms of the Notes, the Company is required either to make the Payees a party to, or to grant to the Payees equal rights and interests with the persons and entities listed in the Series A Senior Preferred Equity Security Agreement, dated as of April 23, 2004, ("Security Agreement") as a secured party to the collateral set forth under the Security Agreement. Upon this action, the Company's obligations under the Notes will be secured by a first priority security interest in the assets covered by the Security Agreement.

      As a result of this transaction, the Company will record discounts to the Notes related to the 75% conversion price to New Financing, the issuance of the Payee Warrants, and any resulting beneficial conversion effect. These discounts, which will be limited to the total proceeds received, will be amortized to interest expense. Issuance of any Investor Warrants upon conversion of the Payee Notes may also result in additional discounts which would be treated as deemed dividends.

      Retention of Investment Banking firm - On May 6, 2005 the Company retained C.E. Unterberg, Towbin, LLC ("CEUT") to provide investment banking and advisory services. The agreement provides CEUT an exclusive right to act as placement agent for up to $10 million of PowerHouse Technologies Group, Inc. securities.

      Termination of Chief Operating Officer - On June 11, 2005, Manijeh Moghis' employment with the Company was terminated. She had been the Company's Chief Operating Officer. On June 13, 2005, Ms. Moghis resigned from her position as a Director effective June 11, 2005. A copy of the letter Ms. Moghis sent to the Company resigning from the Company's Board of Directors was filed as an exhibit to an 8-K filed on June 16, 2005.

      Litigation - On June 9, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the Rescission Offer made by the Company in June 2004 (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Significant Events for Fiscal Year 2005") and, for that and other reasons, was excluded from participating in the Rescission Offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. The Company intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

      Subsequent to March 31, 2005, the Company received notice of a legal action commenced by Manijeh Moghis related to her former employment with the Company. Ms. Moghis filed a complaint on June 28, 2005 seeking damages of approximately $140,000 related to her offer of employment which allowed for continuation of benefits in the event of her termination. The offer of employment provided that in the event of termination `for cause', no continuation of benefits would be due to Ms. Moghis. Ms. Moghis states in her complaint that her termination of employment with the Company was in breach of her employment agreement with the Company and she is therefore due the above damages. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

      Subsequent to March 31, 2005, the Company received notice of a legal action commenced by Joshua Feller related to his former employment with the Company. Mr. Feller filed a claim with the Labor Commissioner of the State of California on July 12,

      2005 seeking damages of approximately $540,000 related to his employment. Mr. Feller claims that an oral agreement with the Company existed for the payment of performance and other bonuses of approximately $415,000, and that his resignation on June 3, 2005 was for "Good Cause", therefore making him eligible for severance benefits of approximately $90,000. Mr. Feller also claims interest in stock options of the Company valued at approximately $33,000, although no agreement exists for those options. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

13. Selected Quarterly Combined Financial Data for the Year Ending March 31, 2005 (Unaudited)
      --------------------------------------------------------------------------

A summary of the Company's quarterly financial results follows:

                                               First           Second          Third           Fourth
                                              Quarter         Quarter         Quarter         Quarter
---------------------------------------- ---------------- --------------- --------------- ---------------
As restated (1):
----------------
Revenues                                   $     21,214     $    73,309     $   140,120     $    73,546
Cost of Revenues                                 14,492         295,776         309,617         322,668
Gross Profit (Loss)                               6,722        (222,467        (169,497)       (249,122)
Operating Expenses                            1,524,285       1,927,726       2,410,749       2,034,086
Non-Operating (Income) Expenses               2,306,710      (1,140,280)        454,906        (286,901)
Net Loss                                     (3,825,073)       (913,117)     (2,949,195)     (1,996,307)
Net Loss Allocable to shares of
   Common Stock                             (12,984,511)     (2,265,457)     (3,832,208)     (2,114,710)
Basic and Diluted Loss per Share                  (3.76)          (0.79)          (1.26)          (0.57)

Balance Sheet at quarter end:
Software technology asset                  $  4,369,377       4,127,325     $ 3,911,661     $ 3,695,196
Deferred income tax liability                         -       1,450,204       1,364,197       1,281,154
Liability for warrants                        3,259,314       2,559,376               -               -
Mezzanine equity                              9,739,586      10,853,112               -               -
Total stockholders' equity (deficit)         (8,641,265)     (9,709,522)      1,265,154         868,444

As previously reported:
-----------------------
Revenues                                   $     21,214     $    73,309     $   140,120     $    73,546
Cost of Revenues                                 14,492          53,724          93,953         107,051
Gross Profit (Loss)                               6,722          19,585          46,167         (33,305)
Operating Expenses                            1,524,285       2,082,251       2,548,642       2,174,611
Non-Operating (Income) Expenses               2,173,377         (27,905)          6,874        (286,901)
Net Loss                                     (3,691,740)     (2,034,761)     (2,495,601)     (1,923,073)
Net Loss Allocable to shares of
   Common Stock                             (10,504,977)     (2,830,127)     (3,378,664)     (2,122,662)
Basic and Diluted Loss per Share                  (3.04)          (0.99)          (1.11)          (0.58)

Balance Sheet at quarter end:
Software technology asset                  $  2,327,502     $ 2,563,662     $ 2,529,110     $ 2,388,586
Deferred income tax liability                         -               -               -               -
Liability for warrants                                -               -               -               -
Mezzanine equity                                      -               -               -               -
Total stockholders' equity (deficit)          4,352,635       3,698,965       1,265,154         868,444

   (1) During the Fourth Quarter, the Company discovered that several accounting errors were made that required restatement of results previously reported in its quarterly filings, including:

o Interest expense relating to the beneficial conversion feature of the convertible debt and Bridge Notes and debt discount relating to warrants issued with said convertible debt and Bridge Notes were understated by $692,000 during the first quarter.

o In its previously reported quarterly financial statements, the Company recorded the Senior A Preferred Stock and the related warrants to purchase common stock as permanent equity at the time of issuance. The Registration Rights Agreement gave the holders an ultimate put right pending an effective Registration Statement, of the underlying shares of common stock, by the SEC; consequently, at the time of issuance, the Senior A Preferred Stock and the related warrants should have been classified as mezzanine equity and a liability, respectively. Upon effective registration by the SEC on December 23, 2004, the Company should have reclassified the Senior A Preferred Stock and warrants to permanent equity. Quarterly results of operation have been restated to properly reflect this accounting treatment, At the time of issuance, the Company recalculated the beneficial conversion feature and the fair market value of the warrants and determined that additional deemed dividends of $2,346,181 and $556,974 for the first and second quarters, respectively, were to be recorded. Additionally, due to the classification of the warrants as a liability, the Company was required to market them to market at each period end. As a result of the fluctuation of the Company's stock price and corresponding fluctuation of the fair value of the warrant liability, the Company recorded other income of $558,667 and $1,112,375 for the first quarter and second quarter, respectively. Upon effective registration by the SEC on December 23, 2004, the Company re-calculated the warrant liability and recorded other expense of $461,780 for the third quarter.

o The Company has also restated previously reported cost of revenues and operating expenses to correct the classification of amortization on its software technology asset from general and administrative to cost of sales. This change resulted in a reclassification of $154,525, $137,893, and $140,525 for the second, third and fourth quarters. This reclassification totaled $432,943 for the fiscal year ended March 31, 2005.

o The Company has also restated the previously reported allocation of the purchase price related to the First Person acquisition. The restatement was made to record a deferred tax liability for the future tax consequences attributable to the difference between the financial statement carrying amount of the software technology asset and its tax basis. As a result of this restatement, a deferred tax liability of $1,547,000 was recorded, with an offsetting increase to the software technology asset. The resulting recognition of deferred tax benefits were $96,796, $86,006 and $83,004 for the second, third and fourth quarters. Total deferred tax benefits for the year ending March 31, 2005 as a result of this reclassification were $265,846. Additionally, as a result in the increase in the carrying value of the software technology asset, additional amortization expense reclassifications in the amounts of $87,527, $77,771 and $75,092 were reflected in the second, third and fourth quarters. This amortization expense reclassification totaled $240,390 for the fiscal year ended March 31, 2005.

      The quarterly information presented above has been restated to reflect these corrections. Additional restatements to the financials are not anticipated.

ITEM 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Accountants

As reported in the Company's Report on Form 8-K filed under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") on March 22, 2005, effective March 17, 2005, the Company dismissed Hein and Associates LLP ("Hein") as the Company's independent accountant.

The report of Hein on the Company's consolidated financial statements for the fiscal year ended March 31, 2004 did not contain an adverse opinion or disclaimer of opinion. However the report was modified due to an uncertainty about the Company's ability to continue as a going concern. During the Company's fiscal year ended March 31, 2004 and the subsequent interim periods, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused Hein to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such year or subsequent interim periods.

During the Company's fiscal years ended March 31, 2003 and March 31, 2004, and any subsequent interim period, Hein advised the Company of the following matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

During the quarter ended June 30, 2004, the Company completed three separate transactions, each of which was significant, complex and non-recurring in nature. In July 2004 and in connection with its preparation of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, that was required to be filed by the Company under the Securities Exchange Act of 1934, management determined that the Company had material weaknesses in its disclosure procedures and controls with respect to its ability to properly and timely record and account for these transactions. Although considering at the time only the three transactions referred to, management concluded that the weaknesses that had been uncovered were more general in nature and would likely affect future accounting for similar matters. Management also concluded that the weaknesses stemmed from the fact that the Company lacked adequate accounting resources, in terms both of the number of its internal accounting staff and their experience with and expertise in accounting for transactions of the type in question.

After reaching these conclusions, management took steps it believed necessary and appropriate to correct the weaknesses in the Company's internal accounting procedures and controls that had been found. These steps included expanding the Company's internal accounting staff and engaging consultants with considerable accounting experience, and developing a set of accounting procedures that mandate expert review promptly of all transactions in order that they be properly recorded at the earliest possible time, expert review immediately of the appropriate accounting principles to be applied to each transaction, immediate closing of the Company's books of account at the end of each quarter or other appropriate accounting period and the prompt preparation of draft financial statements in order that the review and final preparation process can proceed efficiently to enable the timely filing of accurate and complete financial statements.

The Audit Committee of the Company's Board of Directors participated in the foregoing by reviewing developments and proposed solutions with the accounting staff and management and has approved the procedures referred to above.

The Company requested that Hein furnish it with a letter addressed to the SEC stating whether Hein agreed with the above statements and, if not, stating the respects in which Hein did not agree. A letter from Hein expressing his agreement with the statements is contained in the Company's Current Report on Form 8-K filed on March 18, 2005.

The dismissal of Hein was approved by the Audit Committee of the Board of Directors of the Company on March 16, 2005.

New Independent Registered Public Accounting Firm

As of March 18, 2005, the Company engaged BDO Seidman LLP ("BDO") as its new independent registered public accounting firm. The engagement of BDO was approved by the Audit Committee of the Board of Directors of the Company on March 16, 2005.

During the Company's fiscal years ended March 31, 2003, and March 31, 2004, and all subsequent interim periods, BDO did not advise the Company of any of the matters identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the "Evaluation Date"). Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not effective.

In connection with the audit of the Company's consolidated financial statements for the year ended March 31, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, BDO Seidman, LLP, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 ) in its internal controls.

The Company identified the following material weaknesses as of March 31, 2005:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC;

(2) insufficient numbers of internal personnel having sufficient technical accounting expertise for certain complex transactions, resulting in the Company's reporting incorrect amounts in its financial statements; and

(3) lack of audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the Chief Executive Officer and Principal Financial and Accounting Officer, have concluded that as of March 31, 2005, the disclosure controls and procedures were not effective. However, subsequent to March 31, 2005, the Company undertook corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects. The Company is also actively recruiting outside board members that will qualify as the Audit Committee Financial Expert as defined in Item 401(e)(2) of Regulation S B, in anticipation of establishing an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended March 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside firm of accounting consultants to support and extend the capabilities of its internal staff, and simultaneously employed additional experienced accounting staff personnel. Additionally, the Company prepared a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside accounting consultants until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. Although the Company's Chief Executive Officer and Principal Financial and Accounting Officer believed the Company had made material progress towards building effective controls and procedures by September 30, 2004, and thereupon reported their belief that the controls and procedures "will become effective," they remained of the view that additional work was required in connection with developing, memorializing and implementing effective internal disclosure and control policies, procedures and responsibilities. Based on subsequent internal reviews of the procedures and staffing to date and communications with its outside consultants and auditors, the Company believes its disclosure controls and procedures related to complex, non-routine equity transactions were not yet effective.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. This control deficiency resulted in adjustments to its quarterly financial data as presented in Item 7, Financial Statements, Note 13 Selected Combined Quarterly Data for the Year ended March 31, 2005. The Company prepared its original accounting for certain complex, non-routine equity transactions which were reported initially for the period ending June 30, 2004 without the benefit of the additional staff and outside consultants discussed above.

The Company intends to continue to evaluate the remediation efforts addressing the material weaknesses identified, and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of its internal controls over financial reporting that it will undergo during its 2006 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company intends to continue to review, evaluate and strengthen its controls and processes. The Board of Directors is performing oversight of the implementation of enhancements and improvements to our internal controls, and will transfer this responsibility to the Audit Committee once formed.

ITEM 8B.     Other Information

None

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters, and Control Persons

On November 1, 2004, Manijeh Moghis was elected as a director of the Company. Subsequent to March 31, 2005, Robin Hutchison and Manijeh Moghis resigned as directors of the Company, and Greg Osborn was nominated by the holders of Senior A Preferred Stock and elected as a director of the Company.

The names of the members of the Company's Board of Directors and other persons who make a significant contribution to the Company's business, as well as biographical information for those persons as of March 31, 2005, are set forth below:


Name                                 Age                Positions and Offices Held                 Since
-----------------------------------------------------------------------------------------------------------------
Jay Elliot                            66      Director, Chief Executive Officer and           May 16, 2002
                                              Chairman of the Board
Manijeh Moghis(1)                     55      Director, Chief Operating Officer               November 1, 2004
Gregory Duffell                       43      Director, Sr. VP, International                 May 16, 2002
R. B. (Rob) Hutchison(2)              48      Director                                        October 6, 2003
Greg Osborn                           41      Director                                        June 13, 2005
Joshua Feller(3)                      45      Sr. Vice President, Business Development        April 1, 2003
David R. Wells                        42      Vice President, Finance                         January 1, 2004
Syed Aamer Azam                       38      Vice President, Development                     January 1, 2005
Randy Hagin                           50      Vice President, Sales                           February 22, 2005

-----------------

(1) Subsequent to March 31, 2005, Ms. Moghis was terminated from her employment as Chief Operating Officer and she subsequently resigned from the Board of Directors.

(2) Subsequent to March 31, 2005, Mr. Hutchinson resigned from his position as director of the Company.

(3) Subsequent to March 31, 2005, Mr. Feller resigned from his position as Sr. Vice President, Business Development of the Company.

Jay Elliot, Age 66

Mr. Elliot has been Chief Executive Officer of the Company since May 2002 and was elected the Chairman of the Board in May 2002. From February to December 2001, Mr. Elliot was the Chief Executive Officer of New Health Systems, a network technology company connecting physicians and vendors to patients and affiliated hospitals.

Mr. Elliot has over 30 years operating experience with corporations including IBM, Intel and Apple Computers. From 1980 to 1986, Mr. Elliot served as the Executive Vice-President of Apple Computers, reporting directly to Steven Jobs, founder and Chairman of the Board. In his role with Apple, Mr. Elliot was responsible for Finance, Managed Information Services (MIS), Real Estate, Apple Far East Sales, the Apple Foundation, and Corporate Planning. Mr. Elliot was also the Chief Operating Officer of the Macintosh division, reporting directly to Steven Jobs as president. When Mr. Elliot joined Apple in 1980, sales were $150 million and at his departure in 1986 sales were in excess of $1.0 billion.

Manijeh Moghis

Ms. Moghis joined the Company in November 2004 as its Chief Operating Officer and was elected as a Director in November 2004. From 2002 to October 2004, she was the President of Commtec Consulting. During 2001 and 2002, she was the COO of Onmobile Systems, Inc.

Subsequent to March 31, 2005, Ms. Moghis was terminated from her employment as Chief Operating Officer and she subsequently resigned from the Board of Directors.

Gregory Duffell, Age 43

Mr. Duffell was elected to the Company's Board of Directors in May 2002, and then in April 2003 joined as a full-time consultant in the role of Chief Operating Officer and International President. His title was changed to Sr. Vice President and International President in 2005. From January 2000, Mr. Duffell consulted to various companies.

Mr. Duffell is a senior executive with 20 years of international business experience in Europe, the Middle East and the Asia Pacific region. From 1987 to 1994, Mr. Duffell held several positions with Budget Rent-A-Car International. In 1997, he became the General Manager for the Thomas Cook Group - Worldwide Network, based in London, UK responsible for developing and implementing an Internet eCommerce solution in more than 120 countries and 3000 travel agencies.

R.B. (Rob) Hutchinson, Age 48

Mr. Hutchinson was elected to the Company's Board of Directors and as Chairman of the Audit Committee in October 2003. He has served as eCharge's President and Chief Technical Officer from 1997 to 2002, and was the CEO of Applied DNA Sciences in December 2003.

Subsequent to March 31, 2005, Mr. Hutchinson resigned from his position as a Director and Chairman of the Audit Committee of the Company.

Greg Osborn, Age 41

Mr. Osborn was elected to the Company's Board of Directors in June 2005. For the last 5 years Greg Osborn has been a Managing Partner at IndiGo Ventures LLC.

Joshua Feller, Age 46

Mr. Feller joined the Company in April 2003 as the President and Chief Operating Officer of Forward Solutions, Inc. His title was later changed to Sr. Vice President, Sales when Forward Solutions, Inc., a wholly owned subsidiary, was merged into the Company. His title was subsequently changed to Sr. Vice President, Business Development. From 2000 to 2002, he was Chief Executive Officer of milesandpoints.com.

Subsequent to March 31, 2005, Mr. Feller resigned from his position as Senior Vice President, Business Development of the Company.

David R. Wells, Age 42

Mr. Wells began working with the Company in July 2003 as a consultant of Cadwalader, Wickersham & Taft, LLP assigned to the Company. In January 2004, Mr. Wells ended his consulting assignment and accepted a full-time position with the Company as Vice President, Finance Operations. His title was subsequently changed to Vice President, Finance. Prior to his involvement with the Company, Mr. Wells was the acting Chief Operating Officer and Chief Financial Officer for Insurance Services of America from May 2002 to June 2003, and served as Vice President, Finance and Administration for BroadStream, Inc. from November 2000 to January 2002. Mr. Wells has previously held positions with The Hollywood Stock Exchange, Bank of America and IBM. He holds an MBA from Pepperdine University and a BA from Seattle Pacific University.

Syed Aamer Azam, Age 38

Mr. Azam joined the Company in January 2005 as Vice President, Development. From April 2001 to January 2005, Mr. Azam was Sr. Vice President Engineering for Clickmarks, Inc. From December 1999 to April 2001, he was CTO and Vice President Engineering for Wordwalla, Inc. Mr. Azam holds a Masters degree from Princeton University in computational physics, and has a Bachelors degree from the California Institute of Technology.

Randy Hagin, Age 50

Mr. Hagin joined the Company in February 2005 as Vice President, Sales. Beginning in 1999 to February 2005, Mr. Hagin was Vice President, Worldwide Sales for Connectix Corporation.

Mr. Hagin's background includes key management positions at Connectix/Microsoft, Aldus/Adobe, Pantone, LightSource/X-Rite, Video Seven, and Microrim. He received his BS in Marketing and Finance from Santa Clara University in 1977, where he was a California State Scholar.

Audit Committee Financial Expert

Due to limited resources, the Company does not yet have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, on its audit committee.

Audit Committee

Due to limited resources, the Company does not yet have an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

Stockholder Recommendation of Board Nominees

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

Due to limited resources, the Company has not yet adopted a Code of Ethics. The Company expects to adopt its Code of Ethics before September 30, 2005.

ITEM 10.    Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended March 31, 2005 and 2004 to (i) the individual who served as the Company's chief executive officer ("CEO") during fiscal year 2005; and (ii) the Company's four most highly compensated employees other than the CEO who were serving as executive officers as of March 31, 2005.

Summary Compensation Table

                               Annual Compensation


                                                                                                          Annual
Name and Position                          Year       Salary ($)      Bonus ($)      Other ($)       Compensation ($)
-----------------                          ----       ----------      ---------      ---------       ----------------
Jay Elliot,                                2005         240,000           -              -                  -
Chairman, CEO                              2004         240,000           -              -                  -
                                           2003         200,000           -              -                  -

Manijeh Moghis,                            2005          93,750           -              -                  -
Chief Operating Officer                    2004               -           -              -                  -
                                           2003               -           -              -                  -

Gregory Duffell,                           2005         200,000           -            19,264               -
Director, International President          2004         200,000           -            10,483               -
                                           2003               -           -              -                  -

Joshua Feller,                             2005         175,000           -              -                  -
Sr. Vice President, Sales                  2004         175,000           -              -                  -
                                           2003               -           -              -                  -

David R. Wells,                            2005         160,000           -              -                  -
Vice President, Finance                    2004          40,000           -              -                  -
                                           2003               -           -              -                  -

Syed Aamer Azam,                           2005          37,500           -              -                  -
Vice President, Engineering                2004               -           -              -                  -
                                           2003               -           -              -                  -

Randy Hagin,                               2005          15,600           -              -                  -
Vice President, Sales                      2004               -           -              -                  -

                                           2003               -           -              -                  -

                                Long-Term Payouts


                                             Award                     Payouts
                                         -------------      ---------------------------
Name and Position                          Restricted
                                             Stock           Options
                                         ($ As of Date        (# of
                                         of Underlying      Underling      LTIP Payouts     All Other      Compensation
                                             Grant          Securities         ($)             ($)              ($)
--------------------------------------------------------------------------------------------------------------------------
Jay Elliot,                                    ---                ---         ---             ---              ---
Chairman, CEO                                  ---                ---         ---             ---              ---

Manijeh Moghis,                               2005            500,000         ---             ---              ---
Chief Operating Officer                        ---                ---         ---             ---              ---

Gregory Duffell,                               ---                ---         ---             ---              ---
Director, International President

Joshua Feller,                                 ---                ---         ---             ---              ---
Sr. Vice President, Sales                      ---                ---         ---             ---              ---

David R. Wells,                               2005                ---         ---             ---              ---
Vice President, Finance                       2004            125,000         ---             ---              ---

Syed Aamer Azam,                              2005            100,000         ---             ---              ---
Vice President, Engineering

Randy Hagin,                                  2005            100,000         ---             ---              ---
Vice President, Sales

Option/SAR Grants in Fiscal Year 2005

The Company granted 840,000 stock options to all employees during the fiscal year ended March 31, 2005. The Company did not grant any stock appreciation rights ("SARs") during the fiscal year ended March 31, 2005.



                      Option/SAR Grants in Last Fiscal Year
                               [Individual Grants]


                                     Number of              Percent of Total
                                    Securities                Options/SARs
                                    Underlying                 Granted to
                                   Options/SARs               Employees in      Exercise or Base
             Name                   Granted (#)               Fiscal Year         Price ($/Sh)        Expiration Date
             (a)                        (b)                       (c)                 (d)                   (e)
--------------------------------------------------------------------------------------------------------------------------
Jay Elliot                                ---
Manijeh Moghis                        500,000                   59.52%                n/a                   n/a
Gregory Duffell                           ---
Joshua Feller                             ---
David R. Wells                        125,000                   14.88%                n/a                   n/a
Syed Aamer Azam                       100,000                    11.9%                n/a                   n/a
Randy Hagin                           100,000                    11.9%                n/a                   n/a

Aggregated Option/SAR Exercises in Fiscal Year 2005 and Fiscal Year 2005 Options/SAR Values


               Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values(1)


                                                                                 Number of
                                                                                 Securities            Value of
                                                                                 Underlying           Unexercised
                                                                                Unexercised          In-the-Money
                                                                              Options/SARs at       Options/SARs at
                                                                                 FY-End (#)           FY-End (4)
                                 Shares Acquired on      Value Realized         Exercisable/         Exercisable/
             Name                   Exercise (#)              ($)              Unexercisable         Unexercisable
             (a)                        (b)                   (c)                   (d)                   (e)
----------------------------------------------------------------------------------------------------------------------
Jay Elliot                               -                     -                     -                     -
Manijeh Moghis                           -                     -                     -                     -
Gregory Duffell                          -                     -                     -                     -
Joshua Feller                            -                     -                     -                     -
David R. Wells                           -                     -                     -                     -
Syed Aamer Azam                          -                     -                     -                     -
Randy Hagin                              -                     -                     -                     -

(1) There were no exercises of options for the fiscal year ended March 31, 2005 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Director Compensation

With the exception of R.B.(Rob) Hutchinson, no directors are compensated for their services as directors. Mr. Hutchinson was compensated with 40,000 shares of restricted Common Stock for his services rendered as director of the Company.

Employment Contracts

In May 2002, the Company entered into an employment agreement with Jay Elliot, the Company's Chief Executive Officer for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $240,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Pursuant to the agreement Mr. Elliot was granted 700,000 shares of the Company's Common Stock at May 16, 2002, the Company's inception. During the year ended March 31, 2005, Mr. Elliot and the Company mutually agreed to waive a retention bonus provision that was contained in the employment agreement, and agreed to provide Mr. Elliot a continuation of compensation and benefits for a period of 12 months should he be terminated from the Company without cause.

On April 1, 2003, the Company entered into an employment agreement with Joshua Feller, the President and Chief Executive Officer of the Company's wholly-owned subsidiary, for a perpetual period terminable upon 30 days notice by either party. During the year ended March 31, 2005, the Company and the Mr. Feller agreed to mutually amend the employment agreement due to the dissolution of the wholly-owned subsidiary. Mr. Feller was given the title Sr. Vice President, Sales, and provided a 6-month continuation of compensation and benefits if terminated from the Company without cause. The agreement calls for a salary at the rate of $175,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Mr. Feller also received 100,000 shares of Common Stock as part of the compensation package, and is eligible for a retention bonus at the discretion of the Board of Directors. Subsequent to March 31, 2005, Mr. Feller voluntarily resigned from the Company.

On July 15, 2003, the Company entered into a consulting agreement with Gregory Duffell, the Company's then Chief Operating Officer and International President, for a period of three years, subject to certain cancellation provisions including a mutual 90-day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with the Company, and provides for other restrictions to protect the intellectual and business property of the Company. During the year ended March 31, 2005, the consulting agreement was revised and Mr. Duffell's title became Sr. Vice President and International President.

On January 1, 2004, the Company entered into an employment agreement with David Wells, the Company's Vice President Finance Operations, for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $160,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Mr. Wells also received 125,000 options for the purchase of Common Stock, which were approved by the Board of Directors on January 20, 2005. During the year ended March 31, 2005, the agreement between Mr. Wells and the Company was mutually amended. The amendment called for a new title as "Vice President, Finance", and agreed to provide Mr. Wells a continuation of compensation and benefits for a period of 6 months should he be terminated from the Company without cause.

On November 1, 2004, the Company entered into an employment agreement with Manijeh Moghis, the Company's Chief Operating Officer, terminable at any time upon notice by either party. The agreement called for a salary at the rate of $225,000 per annum. The agreement called for an annual target bonus of 50-100% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. In addition, Ms. Moghis also received 500,000 options for the purchase of Common Stock, which were approved by the Board of Directors on January 20, 2005. The options began vesting over a period of three years over the following schedule: 12.5% of the total shares of Common Stock underlying the options shall vest three months from Ms/ Moghis' employment start date, which was November 1, 2004, and thereafter, 1/36 of the total shares of Common Stock underlying the options shall vest on the first date of each full month during which Ms. Moghis remained employed with the Company during the 36-month vesting period. Ms. Moghis was also nominated to the Company's Board of Directors, and her nomination was approved by the Board of Directors. Subsequent to March 31, 2005, the

Company terminated its employment agreement with Ms. Moghis, and simultaneously Ms. Moghis resigned from the Company's Board of Directors. Prior to her termination 131,944 of Ms. Moghis' stock options were vested. The option agreement provides that she has three months from the date of termination to exercise her options, at which point the option to purchase Common Stock expires.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of voting securities of the Company as of July 27, 2005, by each person known by the Company to own beneficially more than 5% of the outstanding voting securities. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 555 Twin Dolphin Drive, Suite 650, Redwood City, California, 94065.

                 Security Ownership of Certain Beneficial Owners

                                                                      Amount Beneficially Owned and     Percentage
Title of Class                           Name and Address                  Nature of Ownership           of Class
---------------------------------------------------------------------------------------------------------------------
Sr. A Preferred Stock           LB I Group, Inc.                             612,745--direct               13.6%
Sr. A Preferred Stock           Jess S. Morgan & Co., Inc.                   474,265--direct               10.5%
Sr. A Preferred Stock           Little Wing LP                               331,250--direct                7.3%
Sr. A Preferred Stock           JDS Capital, LP                              306,500--direct                6.8%
Jr. A Preferred Stock           William A. Moore                             381,250--direct               30.2%
Jr. A Preferred Stock           Steven Warfield                              175,000--direct               13.9%
Jr. A Preferred Stock           Tech Plan Inc.                                68,750--direct                5.4%
Common Stock                    Meadowbrook Oppor. Fund                      204,249--direct                5.3%

All shares of Senior A Preferred Stock and Junior A Preferred Stock were convertible into shares of Common Stock at the election of the stockholder at the rate of one share preferred to one share of Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of equity securities shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,723,832 shares of Senior A Preferred Stock, 1,010,250 shares of Junior A Preferred Stock and 3,864,364 shares of Common Stock outstanding as of March 31, 2005.

The following table sets forth the beneficial ownership of voting securities of the Company as of July 27, 2005, by (a) each of the named executive officers of the Company referred to above under Item 10, "Executive Compensation"; (b) each director of the Company; and (c) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 555 Twin Dolphin Drive, Suite 650, Redwood City, California, 94065.

                        Security Ownership of Management


                                                                   Amount Beneficially Owned and      Percentage of
Title of Class                         Name and Address                 Nature of Ownership               Class
------------------------------------------------------------------------------------------------------------------------
Common Stock                      Jay Elliot                              700,000--direct                 18.1%
Common Stock                      Gregory Duffell                         500,000--direct                 12.9%
Common Stock                      Manijeh Moghis                        500,000--indirect(1)              12.9%
Common Stock                      David Wells                                125,000(2)                    3.2%
Common Stock                      Joshua Feller                           100,000--direct                  2.6%
Common Stock                      Syed Aamer Azam                        100,000--indirect                 2.6%
Common Stock                      Randy Hagin                            100,000--indirect                 2.6%
Common Stock                      Robin Hutchison                          27,500--direct              less than 1%
Common Stock                      All officers and directors                 2,152,500                    55.7%
                                  as a group

FOOTNOTES
---------

(1) Includes options to purchase 131,944 shares of Common Stock, which expire on September 10, 2005.
(2) Includes options to purchase 104,167 shares of Common Stock, which are exercisable within 60 days.

ITEM 12.   Certain Relationships and Related Transactions

On June 18, 2004, the Company acquired First Person through a merger of First Person with and into PowerHouse Acquisition with PowerHouse Acquisition remaining as the surviving entity. At the time of the FPS Merger, Jay Elliot, the Chief Executive Officer and the Chairman of the Board of the Company, which at that time held approximately 46.43% of the fully diluted capital stock of First Person, was a director of First Person. In connection with the FPS Merger, the Company issued a total of 217,938 shares of Common Stock to former stockholders of First Person. The shares were valued at $4.59 per share. The closing market price of the Common Stock on June 17, 2004, the day immediately prior to the transaction, was $5.25 per share.

During the year ended March 31, 2005, the Company repaid $267,083 in accrued wages for certain officers and other employees. Also during the year ended March 31, 2005 the Company repaid $21,251 to its Chief Executive Officer for expenses advanced since inception.

The Company entered into a placement agency agreement, dated as of April 7, 2004, with Middlebury Capital, LLC ("Middlebury Capital") in connection with the Senior A Units Offering, pursuant to which, and in conjunction with other underwriter compensation, Middlebury Capital was granted five-year warrants to purchase up to 68,559 shares of Common Stock (the "Common Placement Agent Warrants") and five-year warrants to purchase up to 264,775 shares of Senior A Preferred Stock (the "Preferred Placement Agent Warrants" and together with the Common Placement Agent Warrants, the "Placement Agent Warrants"). Information concerning Middlebury Capital is included in Table 2. This Prospectus includes the shares of Common Stock issuable to Middlebury Capital upon its exercise of the Placement Agent Warrants and upon conversion of Senior A Preferred Stock issuable upon exercise of the Preferred Placement Agent Warrants.

ITEM 13.   Exhibits, Financial Statements and Reports on Form 8-K

Exhibits

2.1 Agreement and Plan of Merger, dated as of May 28, 2004, by and among the Company, PowerHouse Acquisition, First Person, Christopher Neumann, David Brett Levine and Karl Jacob, acting solely as stockholder representative, hereby incorporated by reference from the Company's Current Report on Form 8-K filed on July 6, 2004.

3.1    Amended Articles of Incorporation, hereby incorporated by reference to
       Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

3.2 Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

10.1 Development Agreement, dated March 30, 2005, between the Company and M-Systems Flash Disk Pioneers Ltd.

10.2   2004 Omnibus Stock Incentive Plan, hereby incorporated by reference to
       Exhibit 3.1 of the Quarterly Report on Form 10-QSB/A filed with the SEC on February 22, 2005.

16. Letter regarding the change in independent accountant, hereby incorporated by reference from the Company's Current Report on Form 8-K filed on March 22, 2005.

21.    List of subsidiaries

23.1   Consent of BDO Seidman, LLP

23.2   Consent of HEIN & ASSOCIATES, LLP

31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports On Form 8-K

The following Form 8-K reports were filed during the last quarter of the fiscal year ended March 31, 2005 and are hereby incorporated by this reference:

Form 8-K filed on March 22, 2005, with respect to Item 4.01, Changes in Registrant's Certifying Accountant.

ITEM 14.   Principal Accountant Fees and Services

The following table sets forth fees for services BDO provided during fiscal year 2005:


                              2005
                            --------
Audit fees(1)               $128,228
Audit related fees(2)        $38,652
Tax fees                         ---
All other fees                   ---
                            --------
          Total             $166,880


(1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financials statements and advice on accounting matters that arose during the audit.

(2) During fiscal year 2005 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

The Company's Audit Committee has determined that the provision of non-audit services by BDO is compatible with maintaining their independence, and none of such services were pre-approved pursuant to the de minimis exception provided in
Section 10A(i)(1)(B) of the Exchange Act..

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


                                 POWERHOUSE TECHNOLOGIES GROUP, INC.



Date:  July 28, 2005               By:  /s/ Jay Elliot
                                      ----------------------------------------
                                      Jay Elliot
                                      Chairman of the Board and Chief Executive
                                      Officer
                                      (Principal Executive Officer)


Date:  July 28, 2005               By:  /s/ David R. Wells
                                      ----------------------------------------
                                      David R. Wells
                                      Vice President, Finance
                                      (Principal Financial and Accounting
                                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  July 28, 2005               By:   /s/ Jay Elliot
                                      ----------------------------------------
                                      Jay Elliot
                                      Chairman of the Board and Chief Executive
                                      Officer


Date:  July 28, 2005               By:  /s/ Gregory Duffell
                                      ----------------------------------------
                                      Gregory Duffell
                                      Director