Form 10QSB
period 2005-06-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2005-08-15
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

  555 Twin Dolphin Drive, Suite 650
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

Yes [X] No [_]

As of August 12, 2005, there were 4,258,410 shares of the issuer's common stock, $0.0001 par value per share ("Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION------------------------------------------------2

Item 1. Financial Statements.................................................2
        Consolidated Balance Sheets - June 30, 2005 Unaudited and
          March 31, 2004 Audited.............................................2
        Consolidated Statements of Operations - Three months ended
          June 30, 2005 and 2004, and Inception (May 16, 2002) to
          date - Unaudited...................................................3
        Consolidated Statement of Cash Flows - Three months ended
          June 30, 2005 - Unaudited..........................................4
        Notes to Consolidated Financial Statements...........................5
Item 2. Management's Discussion and Analysis or Plan of Operation...........11
Item 3. Controls and Procedures.............................................16

PART II. OTHER INFORMATION--------------------------------------------------18

Item 1. Legal Proceedings...................................................18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........18
Item 3. Defaults Upon Senior Securities.....................................18
Item 4. Submission of Matters to a Vote of Security Holders.................18
Item 5. Other Information...................................................18
Item 6. Exhibits............................................................18

SIGNATURES..................................................................20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,
                                                                    2005         March 31,
                                                                (Unaudited)         2005
                                                                ------------    ------------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                       $    393,132    $    423,729
Accounts receivable, net                                              24,020          34,411
Inventory                                                             41,969          86,063
Other current assets                                                 152,660          41,300
                                                                ------------    ------------
Total current assets                                                 611,781         585,503

Property and Equipment, net:                                          10,882          12,362
                                                                ------------    ------------

Other Assets:
Software technology, net                                           3,477,327       3,695,196
Other assets                                                          39,975          39,975
                                                                ------------    ------------
Total other assets                                                 3,517,302       3,735,171
                                                                ------------    ------------

Total Assets                                                    $  4,139,965    $  4,333,036
                                                                ============    ============

                 LIABILITIES AND STOCKHLODERS' (DEFICIT) EQUITY

Current Liabilities:
Convertible promissory notes                                    $    700,000    $         --
Accounts payable                                                   1,370,358       1,177,767
Accrued compensation                                                 169,428          53,446
Accrued liabilities                                                  894,627         665,199
Dividends payable                                                     62,184         261,570
                                                                ------------    ------------
Total current liabilities                                          3,196,597       2,157,982

Deferred Income Taxes                                              1,203,804       1,281,154
                                                                ------------    ------------

Total Liabilities:                                                 4,400,401       3,439,136
                                                                ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
Senior A Preferred stock, $.0001 par value; 10,000,000 shares authorized; 3,741,010 and 3,723,832 shares issued and
outstanding                                                              374             372
Junior A Preferred stock, $.0001 par value; 5,000,000 shares
authorized; 795,250 shares issued and outstanding                         79              80
Common stock, $.0001 par value; 200,000,000 shares
authorized; 4,063,870 and 3,864,364 shares issued and
outstanding                                                              407             387
Additional paid in capital                                        31,572,863      30,999,801
Deficit accumulated during development stage                     (31,650,559)    (29,923,140)
Treasury stock                                                      (183,600)       (183,600)
                                                                ------------    ------------
Total stockholders' equity                                          (260,436)        893,900
                                                                ------------    ------------

Total Liabilities and Stockholders' (Deficit) Equity            $  4,139,965    $  4,333,036
                                                                ============    ============


  The accompanying notes are an intergral part of these financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      Statements of Operations (Unaudited)

                                                                                    For the
                                                                                  Period from
                                                 Three months ending June 30,     May 16, 2002
                                                 ----------------------------    (Inception) to
                                                     2005          2004 (a)      June 30, 2005
                                                 ------------    ------------    --------------
Revenues                                         $     57,141    $     21,214    $      710,915
Cost of Sales                                         277,125          14,492         1,434,349
                                                 ------------    ------------    --------------

Gross Margin                                     $   (219,984)   $      6,722    $     (723,434)
                                                 ============    ============    ==============


Operating Expenses:
  Research and development                            192,443          18,336           937,694
  Sales and marketing                                 305,923         779,462         4,250,211
  General and administrative                          886,269         726,487         9,536,652
                                                 ------------    ------------    --------------

  Total operating expenses                          1,384,635       1,524,285        14,724,557
                                                 ------------    ------------    --------------

Non-operating expenses:
  Misappropriation loss and expenses related
    to raising capital                                                                3,142,759
  Other (income) expense                                   --        (555,739)       (1,506,868)
  Equity in loss of investee                               --          24,365           205,854
  Interest - net                                        5,133       2,838,084         2,910,314
                                                 ------------    ------------    --------------

  Total non-operating expenses                          5,133       2,306,710         4,752,059
                                                 ------------    ------------    --------------

Loss before income taxes                           (1,609,752)     (3,824,273)      (20,200,050)
Provision (Benefit) for income taxes                  (79,311)            800          (340,899)
                                                 ------------    ------------    --------------
Net Loss                                         $ (1,530,441)   $ (3,825,073)   $  (19,859,151)
Less: Dividends on Preferred Stock                    196,978       9,159,438        11,791,408
                                                 ------------    ------------    --------------
Net Loss Allocable to Common Shareholders        $ (1,727,419)   $(12,984,511)   $  (31,650,559)
                                                 ============    ============    ==============

Basic and Diluted Loss per Share                 $      (0.44)   $      (3.76)
                                                 ============    ============

Weighted Average Shares Outstanding                 3,951,559       3,456,439
                                                 ============    ============

(a) As restated - see Note 7


   The accompanying notes are an intergral part of these financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                      Statement of Cash Flows (Unaudited)

                                                                           For the three months        For the Period
                                                                              ending June 30,        from May 16, 2002
                                                                        -------------------------     (inception) to
                                                                            2005        2004 (a)       June 30, 2005
                                                                        -----------   -----------    -----------------
Cash Flows from Operating Activities:
  Net loss                                                              $(1,530,441)  $(3,825,073)     $   (19,859,151)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Common stock issued for services                                       58,758        86,251            2,653,103
      Equity in loss of investee                                                 --        24,365              205,854
      Depreciation and amortization                                         219,348            --              896,974
      Deferred income tax benefit                                           (77,350)           --             (343,196)
      Interest expense relating to amortization of debt issuance costs           --       185,037              206,298
      Interest expense relating to amortization of debt discount
         and beneficial conversion                                               --     2,611,234            2,649,000
      Remeasurement of warrants to fair value                                    --      (558,667)          (1,209,263)
      Stock based compensation                                               71,294            --              296,974
    Changes in operating assets and liabilities:                                 --            --                   --
      Accounts receivable                                                    10,391        22,938              (24,020)
      Inventory                                                              44,095      (153,002)             (41,968)
      Other assets                                                          (64,693)     (111,586)            (131,300)
      License fee                                                                --            --             (118,418)
      Accounts payable                                                      192,591      (219,898)           1,314,305
      Accrued compensation                                                  115,982       114,851              169,428
      Accrued liabilities                                                   229,428       638,993              588,714
      Due to officer                                                             --       (11,251)                  --
      Other non-current liabilities                                              --            --                8,546
                                                                         ----------    ----------    -----------------

        Net cash used in operating activities                              (730,597)   (1,195,808)         (12,738,120)
                                                                         ----------    ----------    -----------------

Cash Flows from Investing Activities:
      Acquisiton of First Person Software                                        --    (1,049,597)          (1,348,297)
      Purchase of equipment                                                      --            --              (15,847)
      Payment of deposits                                                                      --              (37,926)
      Investment in equity Investee                                              --            --             (130,000)
                                                                         ----------    ----------    -----------------

        Net cash used in investing activities                                    --    (1,049,597)          (1,532,070)
                                                                         ----------    ----------    -----------------

Cash Flows from Financing Activities:
  Payment of finders' fee                                                        --       (60,825)            (110,825)
  Payment of debt issuance costs                                                 --    (1,016,978)             (98,425)
  Principal payment on notes payable to equity investee                          --            --             (270,000)
  Advances on common stock subscriptions                                         --            --            2,233,676
  Proceeds from convertible notes                                           700,000       965,000            3,349,000
  Payments upon recission of common stock offering                               --      (215,000)            (215,000)
  Proceeds from sale of common stock                                             --            --            3,258,683
  Payment of equity financing costs                                                            --           (1,355,440)
  Proceeds from sale of preferred stock                                          --     6,083,604            7,871,653
                                                                         ----------    ----------    -----------------

        Net cash provided by financing activities                           700,000     5,755,801           14,663,322
                                                                         ----------    ----------    -----------------

Net Increase (decrease) in cash                                             (30,597)    3,510,396              393,132

Cash, beginning of period                                                   423,729       807,484                   --
                                                                         ----------   -----------    -----------------
Cash, end of period                                                      $  393,132   $ 4,317,880      $       393,132
                                                                         ==========   ===========    =================

Non-cash investing and financing activity :
  Issuance of note payable for acquisition of investment in equity
    investee                                                             $       --   $        --      $       270,000
  Issuance of common stock in exchange for an
    investment in equity investee                                                --            --              100,000
  Issuance of common stock in connection with the acquisition of
    First Person Software, Inc.                                                  --     1,000,000            1,196,135
  Debt discount recognized in connection with issuance of
    convertible notes                                                            --            --              239,008
  Liabilities assumed upon Company's combination with Agate
    Technologies, Inc.                                                           --            --              280,426
  Issuance of Senior A Preferred Stock in connection with conversion
    of debt                                                                      --            --            2,649,000
  Issuance of warrants in connection with preferred financing                    --            --            3,021,155
  Issuance of warrants in connection with rescission offer                       --       821,955              821,955
  Issuance of shares for dividends                                          396,364            --            1,489,180

(a) As restated - see Note 7


  The accompanying notes are an intergral part of these financial statements.

PowerHouse Technologies Group, Inc.
(A Development Stage Company)

Notes to Financial Statements

For the Three Month Period Ended June 30, 2005 (Unaudited) and June 30, 2004(Unaudited), For the Period May 16, 2002 (inception) Through June 30, 2005 (Unaudited)

1.    Interim Financial Data

The accompanying unaudited financial statements have been prepared by PowerHouse Technologies Group, Inc. ("PowerHouse" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended March 31, 2005.

These results for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which the Company operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Quarterly Report on Form 10-QSB. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Quarterly Report on Form 10-QSB could cause its actual results to differ significantly from those contained in any forward-looking statements.


2.    Summary of Significant Accounting Policies

Critical Accounting Policies

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with US GAAP. These accounting principles require management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company's financial statements will be affected. The accounting policies that reflect more significant estimates, judgments and assumptions which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

      Revenue Recognition

      Software Technology Assets

      Impairment of Long-Lived Assets

      Stock-based Compensation


In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. The Company's significant accounting policies are described in Note 2 to the audited consolidated financial statements contained in Form 10-KSB for the year ended March 31, 2005 ("Financial Statements"), which was filed on July 28, 2005. The accounting policies used in preparing interim condensed consolidated financial statements are the same as those described in our audited financial statements.

Revenue Recognition - The Company recognizes revenue in accordance with Statement of Position ("SOP") 97 2, "Software Revenue Recognition", as amended, and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition".

The Company recognizes revenue from sales through its website after the 30-day return period has lapsed. The Company's software products are licensed on a perpetual basis. Revenue from the sale of software licenses is recognized only when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

Revenue from direct sale contracts of the Company's products to commercial users is recognized based on the terms of the agreement, after the product has been delivered, and collection of the resulting receivable is reasonably assured. Revenue from distributors is recognized when the product has been sold to third party customers.

Software Technology Assets - Software technology assets, acquired as part of the acquisition of First Person Software, Inc. ("First Person") (See Financial Statements, Note 5,"Intangible Assets") are stated at cost. Amortization is computed using the straight line method over an estimated useful life of five years, based on management's best current assumptions and estimates.

Impairment of Long Lived Assets - Property, equipment, intangible and certain other long lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues or provide utility in operations. Long lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. The Company's most significant long-lived asset is the software technology, which is currently being amortized on the straight-line basis over 5 years, based on management's best current assumptions and estimates. As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverability of the software technology change, future writeoffs or writedowns might be required.

Stock Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, "Accounting for Stock Based Compensation," (2) supersedes Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and
(3) establishes fair value as the measurement objective for share based payment transactions. The Company has adopted SFAS No. 123R effective January 1, 2005 in accordance with the standard's early adoption provisions. Prior to January 1, 2005, the Company's Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the period ended June 30, 2005, the Company recorded $71,294 of compensation expense related to the granting of stock options to employees.

3.    Debt

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

Immediately upon completion of the New Financing, the Company will issue warrants ("Payee Warrants") to the Payees in an amount equal to one hundred fifty percent (150%) of the proportional warrant coverage received by investors ("Investor Warrants") in the New Financing. The Payee Warrants will be in the same form as the Investor Warrants and will contain the same terms as the Investor Warrants, including an exercise price equal to the exercise price set forth in the Investor Warrant. The Payee Warrants will be in addition to any Investor Warrants issued to the Payee upon conversion of the Payee's Note in accordance with the terms of the Payee's Note.

Pursuant to the terms of the Notes, the Company is required either to make the Payees a party to, or to grant to the Payees equal rights and interests with, the persons and entities listed in the Series A Senior Preferred Equity Security Agreement, dated as of April 23, 2004, ("Security Agreement") as a secured party to the collateral set forth under the Security Agreement. Upon this action, the Company's obligations under the Notes will be secured by a first priority security interest in the assets covered by the Security Agreement. As of June 30, 2005 the Company had not completed its requirements under this obligation.

Pursuant to the terms of the Note the Company is required to enter into a Registration Rights Agreement with the Payees, within 10 business days of the issuance of the Notes, substantially in the form of the Company's Registration Rights Agreement dated as of April 23, 2004, between the Company and the holders of the Company's Series A Senior Convertible Preferred Stock, which would provide the Payees with unlimited piggyback registration rights and one demand registration right beginning 180 days after the issuance of the Notes.

Upon completion of the New Financing as specified in the Notes, the Company will record discounts to the Notes related to the 75% conversion price to New Financing, the issuance of the Payee Warrants, and any resulting beneficial conversion effect. These discounts, which will be limited to the total proceeds received, will be amortized to interest expense. Issuance of any Investor Warrants upon conversion of the Payee Notes may also result in additional discounts which would be treated as deemed dividends.

At June 30, 2005 no New Financing had been completed, accordingly the Company is not yet able to estimate the effects of any beneficial conversion. As a result, the accompanying Balance Sheet includes a short-term liability in the amount of $700,000, representing the principal amount of the Notes, and has accrued $5,133 related to earned but unpaid interest.

4.    Balance Sheet Components

The primary components of accrued liabilities are as follows:

                                         June 30, 2005   March 31, 2005
                                         -------------   --------------
      Accrued pending settlements             $484,386         $484,386
      Options to be issued                      95,284           95,284
      Accrued operating expenses               314,957           85,529
                                         -------------   --------------
                                              $894,627         $665,199
                                         =============   ==============


5.    Intangible assets

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

      During the first quarter of fiscal year 2005, the Company purchased the remaining 51% of the outstanding shares of First Person that it did not previously own in consideration of cash and shares. The total purchase price was approximately $2,750,000, which included cash of $1,000,000, 217,938 shares of Common Stock valued at $1,000,000 at the date of the acquisition, direct acquisition costs of $349,000 and the elimination of certain inter-company accounts including $97,000 of accrued expenses, $208,000 of prepaid royalties and the remaining balance of the Company's investment in First Person totaling $294,000 at the date of acquisition. Also, there was additional purchase consideration contingent upon certain performance milestones. The transaction was treated as an asset purchase for accounting purposes. The Company recorded the transaction as an asset purchase to allocate the deferred tax liability to the assets acquired. As a result, the total value of the purchase was $4,369,377, which includes all assets of First Person, a deferred tax benefit of $1,547,000, and various transaction costs. In addition, as a result of the issuance of 54,482 shares valued at $196,135 associated with the completion of certain milestones, the software technology asset was increased by $196,135 subsequent to the effective date of the acquisition.

      Intangible assets, which result from the First Person acquisition entered into in June 2004, consist of the following:


      Software technology asset   $4,369,297
      Accumulated amortization      (891,970)
                                  ----------
                                  $3,477,327
                                  ==========

      The Company is currently amortizing its acquired intangible asset over five years. Amortization expense related to the software technology asset amounted to $674,141 for the year ended March 31, 2005, and $217,868 for the quarter ended June 30, 2005.


6.    Retention of Investment Banking firm

On May 6, 2005, the Company retained C.E. Unterberg, Towbin, LLC ("CEUT") to provide investment banking and advisory services. The agreement grants CEUT an exclusive right to act as the placement agent for up to $10 million of the Company's securities. As of June 30, 2005 the Company had not completed a placement of securities under this agreement, however the Company did complete the Secured Convertible Promissory Notes described in Note 3 above.

7.    Adjusted Restatement of Quarterly Financial Statements

As previously reported in the Company's 10-KSB filed on July 28, 2005, the Company discovered that several accounting errors were made that required restatement of results previously reported in its quarterly filings for the year ended March 31, 2005, including:

      o Interest expense relating to the beneficial conversion feature of the convertible debt and Bridge Notes and debt discount relating to warrants issued with said convertible debt and Bridge Notes were understated by $692,000 during the first quarter.

      o In its previously reported quarterly financial statements, the Company recorded the Senior A Preferred Stock and the related warrants to purchase Common Stock as permanent equity at the time of issuance. The Registration Rights Agreement gave the holders an ultimate put right pending an effective Registration Statement, of the underlying shares of Common Stock, with the SEC; consequently, at the time of issuance, the Senior A Preferred Stock and the related warrants should have been classified as mezzanine equity and a liability, respectively. Upon effective registration with the SEC on December 23, 2004, the Company should have reclassified the Senior A Preferred Stock and warrants to permanent equity. Quarterly results of operations have been restated to properly reflect this accounting treatment, At the time of issuance, the Company recalculated the beneficial conversion feature and the fair market value of the warrants and determined that additional deemed dividends of $2,346,181 and $556,974 for the first and second quarters, respectively, were to be recorded. Additionally, due to the classification of the warrants as a liability, the Company was required to mark them to market at each period end. As a result of the fluctuation of the Company's stock price and corresponding fluctuation of the fair value of the warrant liability, the Company recorded other income of $558,667 and $1,112,375 for the first quarter and second quarter, respectively. Upon effective registration by the SEC on December 23, 2004, the Company re-calculated the warrant liability and marked it to market at that date, and recorded other expense of $461,780 for the third quarter. Upon registration, the Series A Senior Preferred Stock, at a carrying value of $9,165,214, and the warrants, with an adjusted carrying value of $3,482,936, were reclassified to permanent equity.

      o The Company has also restated previously reported cost of revenues and operating expenses to correct the classification of amortization on its software technology asset from general and administrative to cost of sales. This change resulted in a reclassification of $154,525, $137,893, and $140,525 for the second, third and fourth quarters of the fiscal year ended March 31, 2005, respectively.

      o The Company has also restated the previously reported allocation of the purchase price related to the acquisition of First Person . The restatement was made to record a deferred tax liability for the future tax consequences attributable to the difference between the financial statement carrying amount of the software technology asset and its tax basis. As a result of this restatement, a deferred tax liability of $1,547,000 was recorded, with an offsetting increase to the software technology asset. The resulting recognition of deferred tax benefits were $96,796, $86,006 and $83,004 for the second, third and fourth quarters. Total deferred tax benefits for the year ending March 31, 2005 as a result of this reclassification were $265,846. Additionally, as a result in the increase in the carrying value of the software technology asset, additional amortization expense reclassifications in the amounts of $87,527, $77,771 and $75,092 were reflected in the second, third and fourth quarters of the fiscal year ended March 31, 2005, respectively. This amortization expense reclassification totaled $140,390 for the fiscal year ended March 31, 2005.

      o The Company recognized a deferred income tax benefit relating to the deferred liability recognized as part of the First Person acquisition. The Company is amortizing the value of this asset concurrent with the amortization of the Software technology. During the quarter ended June 30, 2005 the Company recognized expense of $77,350 related to the amortization of the deferred liability.

Had the Company properly accounted for these items in their quarterly reports filed with the SEC during the fiscal year ended March 31, 2005, the information would be as presented below. Additional restatements to the financial statements are not anticipated.

                                          First           Second          Third           Fourth
                                         Quarter         Quarter         Quarter         Quarter
                                       ------------    ------------    ------------    ------------
As restated
Revenues                               $     21,214    $     73,309    $    140,120    $     73,546
Cost of Revenues                             14,492         295,776         309,617         322,668
Gross Profit (Loss)                           6,722        (222,467)       (169,497)       (249,122)
Operating Expenses                        1,524,285       1,927,726       2,410,749       2,034,086
Non-Operating (Income) Expenses           2,306,710      (1,140,280)        454,906        (286,901)
Net Loss                                 (3,825,073)       (913,117)     (2,949,146)     (1,915,161)
Net Loss Allocable to shares of
  Common Stock                          (12,984,511)     (2,265,457)     (3,832,209)     (2,114,750)
Basic and Diluted Loss per Share              (3.76)          (0.79)          (1.26)          (0.57)

Balance Sheet at quarter end:
Software technology asset              $  3,874,502    $  4,023,135    $  3,910,812    $  3,695,196
Deferred income tax asset                 1,547,000       1,450,204       1,364,198       1,281,194
Liability for warrants                    3,259,314       2,559,376               1              --
Mezzanine equity                          7,715,626       9,165,214              --              --
Total stockholders' equity (deficit)     (6,621,597)     (8,016,356)      1,282,657         868,444

As previously reported:
Revenues                               $     21,214    $     73,309    $    140,120    $     73,546
Cost of Revenues                             14,492          53,724          93,953         107,051
Gross Profit (Loss)                           6,722          19,585          46,167         (33,305)
Operating Expenses                        1,524,285       2,082,251       2,548,642       2,174,611
Non-Operating (Income) Expenses           2,173,377         (27,905)          6,874        (286,901)
Net Loss                                 (3,691,740)     (2,034,761)     (2,495,601)     (1,923,073)
Net Loss Allocable to shares of
  Common Stock                          (10,504,977)     (2,830,127)     (3,378,664)     (2,122,662)
Basic and Diluted Loss per Share              (3.04)          (0.99)          (1.11)          (0.58)

Balance Sheet at quarter end:
Liability for warrants                 $         --    $         --    $         --    $         --
Mezzanine equity                                 --              --              --              --
Total stockholders' equity (deficit)      4,352,635       3,698,965       1,265,154         868,444


8.    Related Party Transactions

Accrued Compensation - During the quarter ended June 30, 2005, the Company accrued $110,687 in wages due to senior officers. The Company intends to pay these amounts as funds become available.

Termination of Chief Operating Officer - On June 11, 2005, Manijeh Moghis' employment with the Company was terminated. She had been the Company's Chief Operating Officer. On June 13, 2005, Ms. Moghis resigned from her position as a Director effective June 11, 2005. A copy of the letter Ms. Moghis sent to the Company resigning from the Company's Board of Directors was filed as an exhibit to a current report on Form 8-K filed with the SEC on June 16, 2005.

9.    Equity transactions

During the period ended June 30, 2005 the Company issued 93,500 shares of Common Stock for certain consulting services, and recognized expense of $58,758 and deferred expense of $46,667. The Company also issued 118,184 shares of Series A Senior Preferred Stock in conjunction with the semi-annual payment due June 1, 2005 of the 8% annual dividend payable on outstanding Series A Senior Preferred Stock. The Company recognized expense of $134,794 for the period from April 1, 2005 to June 1, 2005 for dividends earned, and retired accrued dividends of $261,570, for a total cost of $396,364. The Company also accrued an additional expense of $62,184 for the period from June 2, 2005 through June 30, 2005. During the period ending June 30, 2005 the Company issued 106,006 shares of Common Stock related to the conversion of 101,006 shares of Series A Senior Preferred Stock and 5,000 shares of Series A Junior Preferred Stock.

10.   Commitments and Contingencies

Litigation

On January 4, 2005, the Company received a demand for arbitration from The Wall Street Group, a former service provider, which alleges breach of contract and related claims pursuant to an alleged contract for services, primarily services related to raising capital. The demand claims damages of approximately $950,000, and an alleged option to purchase 138,948 shares of Common Stock. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material effect on the Company's financial position, results of operations, or cash flows in future years.

On June 9, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the Rescission Offer made by the Company in June 2004 (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Significant Events for Fiscal Year 2005" of the Company's Annual Report on Form 10-KSB filed with the SEC on July 28, 2005) and, for that and other reasons, was excluded from participating in the Rescission Offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. The Company intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

On June 29, 2005, the Company received notice of a legal action commenced by Manijeh Moghis related to her former employment with the Company. Ms. Moghis filed a complaint seeking damages of approximately $140,000 related to her offer of employment which allowed for continuation of benefits in the event of her termination. The offer of employment provided that in the event of termination `for cause', no continuation of benefits would be due to Ms. Moghis. Ms. Moghis states in her complaint that her termination of employment with the Company was in breach of her employment agreement with the Company and she is therefore due the above damages. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

In the normal course of business, the Company is subject to various claims and litigation matters none of which in management's opinion will have a material effect on financial results.

11.   Subsequent Events

Subsequent to June 30, 2005, the Company received notice of a legal action commenced by Joshua Feller related to his former employment with the Company. Mr. Feller filed a claim with the Labor Commissioner of the State of California ("Labor Board") on July 12, 2005, and a separate action in the Superior Court of California, County of Contra Costa, ("Superior Court") on July 13, 2005 seeking damages related to his employment. In both cases Mr. Feller claims that an oral agreement with the Company existed for the payment of performance and other bonuses, and that his resignation on June 3, 2005 was for "Good Cause", therefore making him eligible for severance benefits. Mr. Feller also claims interest in stock options of the Company although no agreement exists for those options. The Labor Board action seeks damages of approximately $540,000; the Superior Court action seeks similar damages. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.


Item 2. Management's Discussion and Analysis or Plan of Operation.

General

You are cautioned to read the following discussion in conjunction with the Company's financial statements and the notes thereto included elsewhere herein. All statements in this Form 10-QSB related to the Company's ongoing financial operations and expected future results constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements.

Company Background

The Company is in the business of developing, acquiring and marketing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company was founded in May 2002 as PowerHouse Studios, Inc. ("PowerHouse Studios")and is a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". On May 19, 2003, PowerHouse Studios completed a business combination with Agate Technologies, Inc., a publicly traded company. Following that transaction, the Company changed its name to "PowerHouse Technologies Group, Inc." On June 18, 2004, the Company acquired 51% of First Person Software, Inc. ("First Person") having acquired its original 49% ownership in November 2002; the transaction was effected through a merger of First Person with and into PowerHouse Acquisition, LLC ("PowerHouse Acquisition"), a wholly owned subsidiary of the Company, with PowerHouse Acquisition remaining as the surviving entity.

In March 2005, the Company entered into a three year development agreement (the "Development Agreement") with M Systems Flash Disk Pioneers Ltd., an Israeli company ("M-Systems"). Pursuant to the Development Agreement, the Company granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute the Company's Migo products, and to use related trademarks, as an integrated part of M-Systems' Universal Serial Bus ("USB") drive product lines (see Item 2, Management's Discussion and Analysis or Plan of Operation under the caption "Significant Events During Fiscal Year 2005" below). As of June 30, 2005, the Company had not yet begun shipping product under this agreement, however, the Company does anticipate shipments to commence during the quarter ended September 30, 2005.

Company Technology: The Migo(R)
The Company has developed the Migo(R) ("Migo"), a software computing system that performs advanced synchronization, personalization and data management functions when installed on portable memory storage devices that use USB ports on Windows based computers. The Company believes that, in a manner similar to that in which the cellular phone revolutionized the way that many people communicate, the Migo has the potential to change the way people work with and away from their personal computers, whether in the office, at home, or from other remote locations while traveling. The Migo is designed to improve the mobile computing experience by allowing computer users to easily transport the personalized desktop environment of their personal computers (complete with the same files, Microsoft(R) Outlook(R) e mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features) and then access that same environment by displaying it on any other Windows based computer. In addition, the Migo is designed so that once it has been disconnected from a non native computer through which a user's personalized environment has been accessed, no trace of the user's computer environment or its data will be left behind on that machine.

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

Sales Channels

The Company sells, or expects to sell, its products through various channels and in a variety of different markets. Sales efforts are planned though the following:

1. Software-only sales. The Company has entered into an agreement to license its software for distribution by M-Systems, a USB Flash drive manufacturer. The Company expects to enter into similar software licensing contracts with other hardware manufacturers and distributors for non-USB Flash devices. It also anticipates selling software upgrades and service contracts to existing users of its products and users of other USB Flash drive products.

2. Web based sales. The Company is currently selling software and bundled products directly to consumers through its website, www.pwhtgroup.com. The Company expects to make its Migo software available for USB Flash and other memory products already in the market.

3. Direct sales, Commercial and Consumer. The Company also sells products through agreements directly with commercial end users and anticipates eventually selling to consumers directly.

4. International sales. The Company anticipates entering into distribution and reseller agreements to sell its products outside the US, especially in Europe and Asia. The Company has already entered into such agreements in Asia, Australia, Canada, South Africa and the United Kingdom.

5. Distributors/VARs. The Company has an agreement with a nation wide firm to distribute its products through their centralized distribution system to a national network of resellers, value added seller redistributors ("VARs") and system integrators. The Company has entered into a distribution agreement with a large educational distributor in the US and has launched its products in June 2005 through them to educational resellers and direct to universities and colleges.

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

Patents, Proprietary Technology and Other Intellectual Property

The Company relies primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company seeks to avoid disclosure of its trade secrets by requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and by restricting access to the Company's software source code. The Company also relies on unpatented proprietary know how in developing its products, and employs various methods, including confidentiality agreements with employees, consultants and others, to protect its trade secrets and know how.

Irrespective of the foregoing, the Company cannot be sure that these methods of protecting its proprietary technology, information and know how will afford complete protection. Patents may not be enforceable or provide the Company with meaningful protection from competitors. If a competitor were to infringe on the Company's patents, the costs of enforcing the Company's patent rights might be substantial or even prohibitive. Likewise, the Company cannot be sure that others will not independently develop its trade secrets and know how or obtain access to them.

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

The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Financial Results, Liquidity and Management's Plan (Unaudited)

Three months ended June 30, 2005 and 2004

The Company reported revenues of $57,141 for the three months ended June 30, 2005, and revenues of $21,214 for the corresponding period ended June 30, 2004. During the quarter ended June 30, 2005, the Company sold its software through online downloads, packaged through distributors and bundled with memory products. The Company is expanding its online capabilities and advertising to promote sales. The Company's costs associated with the sale of products for the period ended June 30, 2005 were $277,125 and consisted mainly of the amortization of Software technology assets, expenses for the hardware devices sold with its software pre-loaded, and services related to loading software, packaging and shipping. For the period ended June 30, 2004, the Company incurred costs associated with the sale of its products of $14,492; during this period no amortization of the Software technology assets was incurred.

The Company's operating expenses for the three months ended June 30, 2005 decreased by approximately $140,000 from the same period in 2004 due to several factors. Research and development expenses were $190,000 for the three months ended June 30, 2005, up from $18,000 in the corresponding period in 2004, due to the increase of staff dedicated to the development of new products, and the completion of products to be made available for sale and upgrade through the M-Systems contract. This increase was offset by the Company's selling expenses which were reduced from $780,000 for the three months ended June 30, 2004 to $305,000 for the three months ended June 30, 2005 due to limited financial resources. The Company also incurred one-time charges in 2004 related to a settlement and the issuance of options for services. General and administrative costs increased $160,000 to $886,000 for the period ended June 30, 2005 due to increased staffing costs for accounting and related professional services, and audit costs.

Liquidity and Capital Resources

At June 30, 2005, the Company had negative working capital of $2,585,000 as compared to negative working capital of $1,570,000 at March 31, 2005. The increase in negative working capital is mainly due to the assumption of debt as disclosed in Note 3, an increase in accounts payable, and increases to accrued compensation and accrued liabilities from normal operations. For the three months ended June 30, 2005, net cash used in operating activities approximated $730,000, consisting of a net loss of $1,530,000, offset by non-cash charges of $59,000 and $220,000 relating to Common Stock issued for services and depreciation and amortization, respectively, as well as increases in accounts payable, accrued compensation and other accrued liabilities. For the three months ended June 30, 2004, net cash used in operating activities approximated $1,195,000, consisting of a net loss of $3,825,000, offset by non-cash charges of approximately $2,800,000 in interest expense relating to debt discounts and issuance costs, and beneficial conversion of debt and equity instruments.

Recent and Expected Losses

From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate positive revenues from our operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the three months ended June 30, 2005 and 2004, the Company incurred net pre-tax losses of $1,610,000 and $3,825,000, respectively and the Company has incurred a net pre-tax loss of $20,200,050 since inception

Substantial Doubt About the Company's Viability as a Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had limited revenues, minimal assets, and negative working capital as of June 30, 2005, and has incurred losses since inception. The Company is a development stage company. To date, the Company has relied primarily on loans from stockholders and officers and the sale of its equity securities, and to a lesser degree on revenues from operations, which have not been significant, to fund operations. The Company's auditors, BDO Seidman LLP, issued an opinion in connection with the Company's financial statements for the fiscal year ended March 31, 2005 noting that while the Company has recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

During the quarter ended June 30, 2005, the Company successfully completed a bridge loan for $700,000 from certain investors (see Note 3). The loan is convertible into equity should the Company complete a proposed equity financing. The Company's management is continuing their efforts to raise additional equity financing (see Note 6). While the Company anticipates raising adequate capital to support continued normal operations, there can be no assurance that the Company will obtain such additional financing.

Satisfaction of Current and Future Capital Requirements

No assurance can be given that the Company will be able to obtain the additional financing it requires to continue normal operations. The Company cannot provide assurances that it will be able to develop its business to the point of generating consolidated net operating profits and positive cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, the Company would seek to institute cost-saving measures that would not only reduce overhead, but also curtail operations. The Company cannot assure that such measures, if implemented, would be sufficient to offset all of its operating expenses. If any capital subsequently raised from the sale of securities is not sufficient to fund the balance of its operating expenses after implement certain cost-cutting measures, the Company could be forced to discontinue certain operations or may be unable to continue as a going concern.

Any further issuances of any additional equity securities to raise capital may be on terms that are detrimental to existing stockholders. In order to meet its capital requirements, the Company may continue to offer equity securities for sale, and existing stockholders will experience additional dilution. Any new equity securities issued may have rights, preferences or privileges senior to those of existing holders of existing equity securities.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not effective.

In connection with the audit of the Company's consolidated financial statements for the fiscal year ended March 31, 2005, and the review of the quarter ended June 30, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, BDO Seidman, LLP, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 ) in the Company's internal controls.

The Company identified the following material weaknesses as of March 31, 2005, which are still outstanding as of June 30, 2005:

      1. insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC;

      2. insufficient numbers of internal personnel having sufficient technical accounting expertise for certain complex transactions, resulting in the Company's reporting incorrect amounts in its financial statements; and

      3. lack of audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the Chief Executive Officer and Principal Financial and Accounting Officer, have concluded that as of June 30, 2005, the disclosure controls and procedures were not effective. However, during the quarter reported in this 10-QSB, and subsequent to June 30, 2005, the Company was in the process of taking corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects. The Company is also actively recruiting outside board members that will qualify as the Audit Committee Financial Expert as defined in Item 401(e)(2) of Regulation S B, in anticipation of establishing an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2005, the Company continued implementing changes that it conceived during the fiscal year ended March 31, 2005. During that period, following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside firm of accounting consultants to support and extend the capabilities of its internal staff, and simultaneously employed additional experienced accounting staff personnel. Additionally, the Company prepared a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside accounting consultants until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. Although the Company's Chief Executive Officer and Principal Financial and Accounting Officer believed the Company had made material progress towards building effective controls and procedures by June 30, 2005, they remained of the view that additional work was required in connection with developing, memorializing and implementing effective internal disclosure and control policies, procedures and responsibilities. Based on subsequent internal reviews of the procedures and staffing to date and communications with its outside consultants and auditors, the Company believes its disclosure controls and procedures related to complex, non-routine equity transactions were not yet effective.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. This control deficiency resulted in adjustments to its quarterly financial data as presented in Item 7, Financial Statements, Note 13 "Selected Combined Quarterly Data for the Year ended March 31, 2005" of the Company's Annual Report on Form 10-KSB as filed with the SEC on July 28, 2005. The Company prepared its original accounting for certain complex, non-routine equity transactions which were reported initially for the period ending June 30, 2004 without the benefit of the additional staff and outside consultants discussed above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the Rescission Offer made by the Company in June 2004 (see Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Significant Events for Fiscal Year 2005" of the Company's Annual Report on Form 10-KSB filed with the SEC on July 28, 2005) and, for that and other reasons, was excluded from participating in the Rescission Offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. The Company intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

On June 29, 2005, the Company received notice of a legal action commenced by Manijeh Moghis related to her former employment with the Company. Ms. Moghis filed a complaint seeking damages of approximately $140,000 related to her offer of employment which allowed for continuation of benefits in the event of her termination. The offer of employment provided that in the event of termination `for cause', no continuation of benefits would be due to Ms. Moghis. Ms. Moghis states in her complaint that her termination of employment with the Company was in breach of her employment agreement with the Company and she is therefore due the above damages. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.



Item 3. Defaults Upon Senior Securities

None.



Item 4. Submission of Matters to a Vote of Security Holders

None.



Item 5. Other Information

None.



Item 6. Exhibits

a)
      Exhibit 31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 2005.


On April 11, 2005 the Company filed Form 8-K related to its contract with M-Systems and its subsequent announcement through a press release, on Item 1.01, Entry into a Material Definitive Agreement and Item 8.01, Other Events.

On June 3, 2005 the Company filed Form 8-K related to the resignation of Robin Hutchison from its Board of Directors on Item 5.02, Departure of Directors or Principal Executive Officers; Election of Directors; Appointment of Principal Officers.

On June 14, 2005 the Company filed Form 8-K related to entering into secured promissory notes for a total of $700,000 on Item 1.01, Entry into a Material Definitive Agreement and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On June 16, 2005 the Company filed a Form 8-K related to the appointment of Gregory Osborn to its Board of Directors, and the resignation of Manijeh Moghis as a member of the Board of Directors, and the termination of Manijeh Moghis as Chief Operating Officer of the Company, on Item 5.02, Departure of Directors or Principal Executive Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.




Date: August 15, 2005              By: /s/ Jay Elliot
                                      -------------------------------------
                                      Jay Elliot
                                      Chairman of the Board and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

Date: August 15, 2005              By: /s/ David R. Wells
                                      -------------------------------------
                                      David R. Wells
                                      Vice President, Finance
                                      (Principal Financial and Accounting
                                      Officer)

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