Form 10QSB
period 2005-09-30
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2005-12-14
CIK 1006762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                       Commission file number: 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
        (Exact Name of small business issuer as Specified in Its Charter)

             Delaware                                             94-3334052
 (State or Other Jurisdiction of                               (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

555 Twin Dolphin Drive, Suite 650                                   94065
     Redwood City, California                                     (Zip Code)
 (Address of Principal Executive
             Offices)

       Registrant's telephone number, including area code: (650) 232-2600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 30, 2005, there were 45,489,130 shares of the issuer's common stock, $0.0001 par value per share ("Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

QUARTERLY REPORT

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION----------------------------------------------    3

Item 1. Financial Statements...............................................    3
        Consolidated Balance Sheet - September 30, 2005-Unaudited..........    3
        Consolidated Statements of Operations - Three and Six months ended
           September, 2005 Unaudited.......................................    4
        Consolidated Statements of Cash Flows - Three and Six months ended
           September 30, 2005 and 2004 - Unaudited.........................    5
        Notes to Consolidated Financial Statements.........................    7

Item 2. Management's Discussion and Analysis or Plan of Operation..........   14

Item 3. Controls and Procedures............................................   18

PART II. OTHER INFORMATION-------------------------------------------------   19

Item 1. Legal Proceedings..................................................   19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........   19

Item 3. Defaults Upon Senior Securities....................................   19

Item 4. Submission of Matters to a Vote of Security Holders................   20

Item 5. Other Information..................................................   20

Item 6. Exhibits...........................................................   20

SIGNATURES.................................................................   21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                          September 30, 2005
                                                              (Unaudited)
                                                          ------------------
                          ASSETS

Current Assets:
Cash and cash equivalents                                    $  4,081,627
Accounts receivable, net                                           45,390
Inventory                                                          42,942
Other current assets                                               69,901
                                                             ------------
Total current assets                                            4,239,860
                                                             ------------

Property and Equipment, net of accumulated
   depreciation of $6,445                                           9,403

Other Assets:

Software technology, net of accumulated
   amortization of $716,759                                     2,105,578
Other assets                                                       39,975
                                                             ------------
Total other assets                                              2,145,553
                                                             ------------
Total Assets                                                 $  6,394,816
                                                             ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                             $  1,601,586
Accrued compensation                                               37,333
Accrued liabilities                                               502,721
                                                             ------------
Total current liabilities                                       2,141,640
                                                             ------------

Commitments and Contingencies (Note 8)

Stockholders' Equity:

Junior A Preferred stock, $.0001 par value;
   5,000,000 shares authorized; 790,250 shares
   issued and outstanding                                              79

Common stock, $.0001 par value; 75,000,000 shares
   authorized; 45,489,130 shares issued and outstanding             4,549

Additional paid in capital                                     36,868,331
Deferred Compensation Expense                                    (579,902)
Accumulated Deficit                                           (31,856,281)
Treasury stock                                                   (183,600)
                                                             ------------
Total stockholders' equity                                      4,253,176
                                                             ------------
Total Liabilities and Stockholders' Equity                   $  6,394,816
                                                             ============

 The accompanying notes are an integral part of these financial statements.

                       POWERHOUSE TECHNOLOGIES GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the three   For the three    For the six     For the six
                                                Months ended    Months ended    Months ended    Months ended
                                               September 30,   September 30,   September 30,   September 30,
                                                    2005            2004            2005            2004
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                               -------------   -------------   -------------   -------------
                                                                               (see Note 10)
Revenues                                        $   85,835      $   73,309      $  142,976      $    94,523
Cost of Sales                                      162,405         208,249         362,392          222,741
                                                ----------      ----------      ----------      -----------
Gross Profit                                       (76,570)       (134,940)       (219,416)        (128,218)
                                                ----------      ----------      ----------      -----------
Operating Expenses:
   Research and development                        197,134         120,258         389,577          138,594
   Sales and marketing                             168,972         482,095         474,895        1,261,557
   General and administrative                      801,107       1,325,373       1,687,376        2,051,860
                                                ----------      ----------      ----------      -----------
Total operating expenses                         1,167,213       1,927,726       2,551,848        3,452,011
                                                ----------      ----------      ----------      -----------
Non-Operating (Income) Expenses:
   Other (income) expense                          238,618         (28,592)        238,618          (28,583)
   Equity in loss of investee                           --              --              --           24,365
   Interest expense (beneficial conversion)        883,333              --         883,333        2,104,271
   Interest expense                                 25,725             687          30,858           42,419
                                                ----------      ----------      ----------      -----------
Total non-operating (income) expenses            1,147,676         (27,905)      1,152,809        2,142,472
                                                ----------      ----------      ----------      -----------
Loss Before Income taxes                         2,391,459       2,034,761       3,924,073        5,722,701
Provision (Benefit) for Income Taxes                    --              --             800              800
                                                ----------      ----------      ----------      -----------
Net Loss                                         2,391,459       2,034,761       3,924,873        5,723,501
Less: Dividends on Senior A Preferred Stock        171,726         795,366         368,704        7,608,624
                                                ----------      ----------      ----------      -----------
   Net Loss Allocable to Common Shareholders    $2,563,185      $2,830,127      $4,293,577      $13,332,125
                                                ==========      ==========      ==========      ===========
   Basic and Diluted Loss per Share             $     0.45      $     0.99      $     0.89      $      4.22
                                                ==========      ==========      ==========      ===========
   Weighted Average Shares Outstanding           5,717,968       2,867,703       4,839,590        3,160,539
                                                ==========      ==========      ==========      ===========

                       PowerHouse Technologies Group, Inc.
                      Consolidated Statements of Cash Flows

                                                                              Six Months    Six Months
                                                                                ended         ended
                                                                              September     September
                                                                                 30,           30,
                                                                                 2005          2004
                                                                             -----------   -----------
Cash Flows from Operating Activities
Net loss                                                                     $(3,924,873)  $(5,723,501)
Adjustments to reconcile net loss to net cash used in operating activities
   Common stock and warrants issued for services                                 256,561       118,750
   Equity in loss of investee                                                                   24,365
   Depreciation and amortization                                                 285,967       156,178
   Restricted common stock issued for services                                     5,098            --
   Interest exp. (amortization of debt issuance costs)                                --       172,042
   Interest exp. (amortization of debt discount and beneficial
      conversion feature)                                                      1,024,464     1,883,949
   Stock based compensation                                                      103,359            --

Changes in operating assets and liabilities:
   Accounts receivable                                                           (10,979)      (24,858)
   Inventory                                                                      43,121      (229,692)
   Other current assets                                                          (28,601)     (109,028)
   Other assets                                                                       --       (19,476)
   Accounts payable                                                             (113,653)      392,648
   Accrued compensation                                                          (16,113)     (104,660)
   Accrued liabilities                                                           224,574       155,361
   Due to officer                                                                     --       (21,251)
                                                                             -----------   -----------
      Net cash used in operating activities                                   (2,151,075)   (3,329,173)
                                                                             -----------   -----------
Cash Flows from Investing Activities:
   Acquisition of First Person Software                                               --    (1,287,961)
   Purchase of equipment                                                              --       (12,030)
                                                                             -----------   -----------
      Net cash used in investing activities                                           --    (1,299,991)
                                                                             -----------   -----------
Cash Flows from Financing Activities:
   Payment of finder's fee                                                            --       (60,825)
   Payment upon rescission of common stock                                            --      (227,500)
   Proceeds from convertible note                                              1,000,000       980,000

   Repayment of convertible notes                                               (116,667)           --
   Proceeds from sale of common stock                                          5,162,000            --
   Payment of equity financing costs                                            (236,360)           --
   Proceeds from sale of preferred stock                                              --     6,562,847
                                                                             -----------   -----------
      Net cash provided by financing activities                                5,808,973     7,254,522
                                                                             -----------   -----------
Net Increased in cash and cash equivalents                                     3,657,898     2,625,358

Cash and cash equivalents, beginning of period                                   423,729       807,484
                                                                             -----------   -----------
Cash and cash equivalents, end of period                                       4,081,627     3,432,842
                                                                             ===========   ===========
Non-cash investing and financing activity :

Issuance of Common stock in connection with the conversion of debt               883,333            --

Issuance of shares for dividends                                                 368,704            --
Issuance of common stock in connection with the acquisition of
   First Person Software, Inc.                                                        --     1,088,534
Issuance of Senior A preferred stock in connection with
   conversion of debt                                                                 --     2,676,766
Issuance of Junior A preferred stock in exchange for common
   stock in connection with the rescission offer                                      --     5,410,130

Notes to Financial Statements

For the Three and Six Month Periods Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited).

1.   Interim Financial Data and Basis of Presentation

The accompanying unaudited financial statements have been prepared by PowerHouse Technologies Group, Inc. ("PowerHouse" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended March 31, 2005, as it may be amended. The Company was a development stage enterprise from May 16, 2002 (inception) through June 30, 2005.

These results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which the Company operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Quarterly Report on Form 10-QSB and in the Company's other SEC filings. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and the timing or magnitude of those events, are inherently uncertain. The risk factors and other considerations noted in the Company's SEC filings could cause the Company's actual results to differ significantly from those contained in any forward-looking statements.

Reclassifications

Certain reclassifications have been made to the unaudited financial statements for the three and six month periods ended September 30, 2004 in order to conform to the presentation used for the three and six month periods ended September 30, 2005. Such reclassifications had no effect on the Company's financial position or results of operations.

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

     Revenue Recognition

     Software Technology Assets

     Impairment of Long-Lived Assets

     Stock-based Compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. The Company's significant accounting policies are described in Note 2 to the audited consolidated financial statements contained in Form 10-KSB for the year ended March 31, 2005 ("Financial Statements), as may be amended. The accounting policies used in preparing interim condensed consolidated financial statements are the same as those described in our audited financial statements.

Revenue Recognition - The Company recognizes revenue in accordance with Statement of Position ("SOP") 97 -2, "Software Revenue Recognition", as amended, and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition".

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

Software Technology Assets - Software technology assets, acquired as part of the acquisition of First Person Software, Inc. ("First Person") (See Note 5,"Intangible Assets", below) are stated at cost. Amortization is computed using the straight line method over an estimated useful life of five years, based on management's best current assumptions and estimates.

Impairment of Long Lived Assets - Property, equipment, intangible and certain other long lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues or provide utility in operations. Long lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. The Company's most significant long-lived asset is the software technology, which is currently being amortized on the straight-line basis over 5 years, based on management's best current assumptions and estimates. As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverability of the software technology change, future write-offs or write-downs might be required.

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

3.   Debt

In June and August, 2005, the Company entered into several Secured Convertible Promissory Notes ("Notes") with certain parties ("Payees") providing for an aggregate of $1,000,000 principal amount of loans to the Company. Principal amounts owing under the Notes bore interest at a fixed rate of 12% per annum. The Notes were due and payable on the earlier of (i) August 31, 2005 or (ii) the date of closing of the issuance of securities of the Company to one or more investors for cash in a new transaction following the date of issuance of these Notes ("New Financing").

Payees had the right to convert the Payee's Note into the securities issued in the New Financing. In the event a Payee elected to convert such Payee's Note in connection with the New Financing, the principal amount of such Notes plus accrued and unpaid interest were convertible at a conversion price equal to seventy five percent (75%) of the price paid by investors for the securities issuable by the Company in the New Financing. The securities issued upon conversion included warrants containing the same terms as those received by investors in the New Financing ("Investor Warrants").

As more fully described in Note 7, the Company completed a private placement on September 26, 2005, which represented a New Financing as defined in the Notes. Holders of Notes with an aggregate principal balance of $883,333 elected to convert their Notes into the securities issued in the New Financing, and the balance of the Notes, with an aggregate principal balance of $116,667, were repaid from the proceeds of the New Financing.

As a result of the private placement transactions, the Company recorded discounts to the Notes related to the 75% conversion price to New Financing as a beneficial conversion effect. These discounts, amounting to $883,333, were limited to the total proceeds received, and were amortized to interest expense.

As a result of the conversion of, or repayment of, the Company's Convertible Promissory Notes, the Company had no Debt outstanding as of September 30, 2005.

4.   Balance Sheet Components

The primary components of accrued liabilities are as follows:

                                 September 30, 2005
                                 ------------------
Accrued equity financing costs        $300,000
Accrued operating expenses             202,720
                                      --------
                                      $502,720
                                      ========

5.   Intangible assets

     Intangible assets, which result from the First Person acquisition entered into in June 2004, consist of the following:

Software technology asset   $2,822,337
Accumulated amortization      (716,759)
                            ----------
                            $2,105,578
                            ==========

The Company is currently amortizing its acquired intangible asset over five years. Amortization expense related to the software technology asset amounted to $142,277 and $154,524 for the three months ended September 30, 2005 and 2004, respectively, and $283,008 and $154,524 for the six months ended September 30, 2005 and 2004, respectively.

6.   Related Party Transactions

Accrued Compensation - During the quarter ended September 30, 2005, the Company accrued wages to senior officers totaling $37,333, which amounts are expected to be paid in the quarter ending December 31, 2005.

The Company entered into an Agreement with Kent Heyman under which Mr. Heyman became Executive Chairman of the Company's Board of Directors as of September 26, 2005. The initial term of the Agreement is from September 1, 2005 until August 31, 2006, subject to renewal thereafter. Under the Agreement, Mr. Heyman is to provide consulting services to the Company on a less than full-time basis and receive compensation at the rate of $150,000 per year. Mr. Heyman has been granted options to purchase 1,200,000 shares of the Company's common stock vesting over an 18-month period and, if he commences full-time employment for the Company by January 1, 2007, options to purchase an additional 1,500,000 shares of common stock vesting over an 18-month period from and after the date his full-time employment commences. In connection with the Agreement, the Company issued to Mr. Heyman 300,000 shares of restricted common stock which will vest on January 1, 2007 or upon his removal from the Company's Board of Directors without cause.

The Company entered into an Employment Agreement with Jay Elliot as of September 26, 2005, under which Mr. Elliot is to serve as President and Chief Executive Officer of the Company. Under the provisions of Mr. Elliot's employment agreement, Mr. Elliot is entitled to a base salary of $200,000 per year with an annual bonus of up to $150,000 per year. In addition, Mr. Elliot has been granted options to purchase 2,700,000 shares of common stock with vesting over three years. In connection with the Employment Agreement, the Company issued to Mr. Elliot 300,000 shares of restricted common stock which will vest on January 1, 2007, or upon his termination of employment by the Company without cause. Mr. Elliot is also entitled to participate in the Company's benefit plans available to other executives. The Employment Agreement provides that employment is terminable upon 30 days notice from either party. Under his Employment Agreement, Mr. Elliot is entitled to severance compensation equal to one year's base salary if his employment is terminated by the Company without cause or by Mr. Elliot for good reason. Additionally, 100% of Mr. Elliot's stock options will vest if his employment is terminated by the Company without cause or by Mr. Elliot for good reason.

The Company entered into an Agreement with Alex Mashinsky under which Mr. Mashinsky became Vice Chairman of the Board as of September 26, 2005. The initial term of the Agreement is for one year, subject to renewal thereafter. Under the Agreement, Mr. Mashinsky is to provide consulting services to the Company and receive compensation at the rate of $200,000 per year. Mr. Mashinsky has been granted options to purchase 1,020,000 shares of common stock, vesting over an 18 month period. In connection with the Agreement, the Company issued to Mr. Mashinsky 180,000 shares of restricted common stock which will vest on January 1, 2007, or upon his removal from the Company's Board of Directors without cause.

The Company also entered into an Agreement with Richard Liebman under which Mr. Liebman will serve as the interim Chief Financial Officer of the Company as of September 26, 2005. The Agreement is on a month to month basis, subject to termination by either party at any time. Mr. Liebman will receive base compensation at the rate of $160,000 per year. Mr. Liebman has been granted options to purchase 750,000 shares vesting over a three year period.

Loans from Officer- Shortly before the closing of the Company's private placement on September 26, 2005, Jay Elliot, the Company's Chief Executive Officer, made two loans of $12,000 and $11,500, that were repaid, without interest, after the closing of the private placement.

7.   Equity transactions

On September 26, 2005, the Company completed a private placement with certain investors of the Company's common stock, par value $0.0001 per share, (the "Common Stock") comprised of a total of 19,910,950 shares of Common Stock and warrants (the "Warrants") to purchase a total of 10,900,400 shares of the Company's Common Stock. The shares of Common Stock were sold at $0.32 per unit, each unit consisting of one share of Common stock and a warrant to purchase one-half of one share of common stock. The aggregate offering price was $6,045,000 and the aggregate placement fee was $191,360 and warrants to purchase 1,278,490 shares of Common Stock. Fifty percent (50%) of all Warrants issued are exercisable at $0.40 per share, and the remaining fifty percent (50%) are exercisable at $0.48 per share. All Warrants expire after three years, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 if the stock price should exceed $2.00 per share, and permit cashless exercise only if there is no registration statement in effect after one year. The proceeds of the private placement included $883,333 of principal and $23,765 of accrued interest converted into Common Stock from short-term bridge financing obtained by the Company earlier in the fiscal year. The conversion resulted in the issuance of a total of 3,779,700 shares of Common Stock at $0.24 per share.

The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among the Company and the private placement investors who are named therein (the "Purchase Agreement"). As a condition to the transaction, all of the Company's Series A Senior Preferred Convertible Stock (the "Senior A Stock") were converted into 20,632,952 Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and a Warrant Exchange Agreement, dated as of September 26, 2005, was entered into with Middlebury Capital LLC under which the holders of warrants to purchase 264,725 shares at $3.06 per share exchanged their warrants for new warrants for 700,000 shares at $.40 per share. In addition, the Company executed a Registration Rights Agreement, dated as of September 26, 2005, with the private placement investors, wherein the Company agreed to register under the Securities Act of 1933, as amended (the "Securities Act") the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the Warrants issued in the private placement.

The proceeds of the private placement will be used for working capital and general corporate purposes, including $120,904 applied to the repayment of the balance of the convertible notes that were not converted to common stock as part of the transaction.

During the quarter ended September 30, 2005, the Company also issued a total of 113,058 shares to consultants and employees for services rendered and recorded compensation expense of $61,323.

8.   Commitments and Contingencies

Litigation

On January 4, 2005, the Company received a demand for arbitration from The Wall Street Group (WSG), a former service provider, which alleges breach of contract and related claims pursuant to an alleged contract for services, primarily services related to raising capital. On September 26, 2005, PowerHouse Technologies Group, Inc. entered into a Settlement Agreement with The Wall Street Group, Inc. and Wall Street Consultants, Inc. settling the dispute between the parties. Under the Settlement Agreement, the Company paid WSG $328,000 and issued a five-year option to purchase up to 350,000 shares of the Company's common stock at $.60 per share. The option agreement also grants certain piggyback registration rights.

On June 9, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the Rescission Offer made by the Company in June 2004 and, for that and other reasons, was excluded from participating in the Rescission Offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. The Company intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

On June 29, 2005, the Company received notice of a legal action commenced by Manijeh Moghis related to her former employment with the Company. Ms. Moghis filed a complaint seeking damages of approximately $140,000 related to her offer of employment which allowed for continuation of benefits in the event of her termination. On October 26, 2005, the Company and Ms. Moghis entered into a settlement agreement whereby the Company will pay Ms. Moghis a total of $90,000, $50,000 of which was paid upon execution of the agreement, and the balance payable in installments through January 5, 2006.

The Company received notice of a legal action commenced by Joshua Feller related to his former employment with the Company. Mr. Feller filed a claim with the Labor Commissioner of the State of California ("Labor Board") on July 12, 2005, and a separate action in the Superior Court of California, County of Contra Costa, ("Superior Court") on July 13, 2005 seeking damages related to his employment. In both cases, Mr. Feller claims that an oral agreement with the Company existed for the payment of performance and other bonuses, and that his resignation on June 3, 2005 was for "Good Cause", therefore making him eligible for severance benefits. Mr. Feller also claims interest in stock options of the Company although no agreement exists for those options. The Labor Board action seeks damages of approximately $540,000; the Superior Court action seeks similar damages. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

In the normal course of business, the Company is subject to various claims and litigation matters none of which in management's opinion will have a material effect on financial results.

9.   Subsequent Events

As indicated in Note 8 above, the legal action commenced by Manijeh Moghis was settled in October, 2005.

10.  Restatement of Previously Issued Financial Statements

The Company has determined that the accounting for its acquisition of First Person Software, Inc. ("First Person")in June 2004 was incorrect. The Company originally recorded a deferred tax liability as part of the acquisition versus reducing its valuation allowance against its deferred tax assets. The Company intends on restating its financial statements for the year ended March 31, 2005. The impact on those financial statements will be to reduce the carrying value of the Software Technology and the deferred tax liability by $1,547,000. The Company's net loss will increase by approximately $15,000 for the year ended March 31, 2005. The financial statements included in this Form 10-QSB reflect this restatement.

The Company's financial statements as of and for the three months ended June 30, 2005 contained in Form 10-QSB filed on August 15, 2005, did not reflect the revision of the First Person acquisition accounting referenced above. Accordingly, the Statement of Operations for the three months ended June 30, 2005 has been restated in order to present results of operations for the six months ended September 30, 2005 in the Statement of Operations included herein. Following is a summary of the effects of this restatement:

                                                              RESULTS
                                                FOR THE QUARTER ENDED JUNE 30, 2005
                                               -------------------------------------
                                                   As
                                               originally    Effect of        As
                                                  filed     Restatement    Restated
                                               ----------   -----------   ----------
Revenues                                       $   57,141   $       --    $   57,141
Cost of Sales                                     277,125      (77,138)      199,987
                                               ----------   ----------    ----------
Gross Profit                                     (219,984)     (77,138)      (142,846)
                                               ----------   ----------    ----------
Operating Expenses:
Research and development                          192,443           --       192,443
Sales and marketing                               305,923           --       305,923
General and administrative                        886,269           --       886,269
                                               ----------   ----------    ----------
Total operating expenses                        1,384,635           --     1,384,635
                                               ----------   ----------    ----------
Non-Operating (Income) Expense:
Other (income) expense                                 --           --            --
Equity in loss of investee                             --           --            --
Interest expense                                    5,133           --         5,133
Interest expense(beneficial conversion)                --           --            --
                                               ----------   ----------    ----------
Total non-operating (income) expense                5,133           --         5,133
                                               ----------   ----------    ----------
Loss Before Income taxes                        1,609,752      (77,138)    1,532,614
Provision (Benefit) for Income Taxes              (79,311)      80,111           800
                                               ----------   ----------    ----------
Net Loss                                        1,530,441        2,973     1,533,414
Less: Dividends on Warrants                            --           --            --
Less: Dividends on Sernior A Preferred Stcok      196,978           --       196,978
                                               ----------   ----------    ----------
Net Loss Allocable to Common Shareholders      $1,727,419   $    2,973    $1,730,392
                                               ==========   ==========    ==========
Basic and Diluted Loss per Share               $     0.44   $     0.00    $     0.44
                                               ==========   ==========    ==========
Weighted Average Shares Outstanding             3,931,559    3,931,559     3,931,559
                                               ==========   ==========    ==========

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

Company Background

The Company is in the business of developing, acquiring and marketing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company was founded in May 2002 as PowerHouse Studios, Inc. ("PowerHouse Studios"). On May 19, 2003, PowerHouse Studios completed a business combination with Agate Technologies, Inc., a publicly traded company. Following that transaction, the Company changed its name to "PowerHouse Technologies Group, Inc." On June 18, 2004, the Company acquired 51% of First Person Software, Inc. ("First Person") having acquired its original 49% ownership in November 2002. The transaction was effected through a merger of First Person with and into PowerHouse Acquisition, LLC ("PowerHouse Acquisition"), a wholly owned subsidiary of the Company, with PowerHouse Acquisition remaining as the surviving entity. The Company was a development stage enterprise from May 16, 2002 (inception) to June 30, 2005.

In March 2005, the Company entered into a three year development agreement (the "Development Agreement") with M Systems Flash Disk Pioneers Ltd., an Israeli company ("M-Systems"). Pursuant to the Development Agreement, the Company granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute the Company's Migo products, and to use related trademarks, as an integrated part of M-Systems' Universal Serial Bus ("USB") drive product lines. The Company began shipping product under this agreement in limited amounts during the quarter ended September 30, 2005.

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

The Migo software currently supports the Microsoft(R) Windows(R) operating system (Win 98SE to XP) and Outlook(R) and Exchange(R)email program. The Company is in the process of developing its Migo software to function with other popular email applications (such as Outlook Express (R) and Lotus Notes(R)), web browsers, and other frequently used tools and applications, and is in the process of researching and developing a range of Migo software for use on other hardware devices, including larger capacity USB storage devices, MP3 music players, mobile cellular phones, PDAs and other mobile data communication platforms. The Company believes these products will have the potential for customized use across a broad range of industries, including healthcare, insurance, banking and financial services and education.

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

2. Web based sales. The Company is currently selling software and bundled products directly to consumers through its website, www.migosoftware and www.pwhtgroup.com. The Company expects to make its Migo software available for USB Flash and other memory products already in the market.

3.   Direct sales, Commercial and Consumer. The Company also markets the Migo
     (R) technology directly to select commercial end users.

4. International sales. The Company anticipates entering into distribution and reseller agreements to sell its products outside the US, especially in Europe and Asia. The Company has already entered into an agreement in Japan, and is negotiating additional agreements to cover other countries in Asia and Europe.

5. Distributors/VARs. The Company has entered into a distribution agreement with a large educational distributor in the US and has launched its products in June 2005 through them to educational resellers and direct to universities and colleges.

The Company cannot provide assurances regarding the success of any of its sales initiatives, as it may be affected by many factors not within its control, including acceptance of its products by consumers, competition, technological advances by others, and general economic and political issues. General economic and political issues affect foreign operations more significantly than domestic operations. Further, all of the potentially adverse factors that can affect a business in its line are more likely to affect a new company than an established enterprise.

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

Employees

As of December 1, 2005, the Company has 14 full-time employees, as well as a number of consultants who provide development, sales, administrative and management services similar to those that would be provided by full and part-time employees. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.

Financial Results, Liquidity and Management's Plan (Unaudited)

Three months ended September 30, 2005 and 2004

The Company reported revenues of $ 85,633 for the three months ended September 30, 2005, and revenues of $73,309 for the corresponding period ended September 30, 2004. During the quarter ended September 30, 2005, the Company sold its software packaged through M-Systems, via online downloads, distributors and bundled with memory products. The Company is working to expand its OEM relationships to promote sales.

The Company's costs associated with the sale of products for the period ended September 30, 2005 were $162,405 and consisted almost entirely of the amortization of software technology ($142,277), limited expenses for the hardware devices sold with its software pre-loaded, as well as packaging and shipping costs. For the period ended September 30, 2004, the Company incurred costs associated with the sale of its products of $208,249 and again consisted mainly of the amortization of software technology ($154,524).

The Company's operating expenses for the three months ended September 30, 2005 decreased significantly by approximately $760,513 from the same period in 2004 due to several factors, principally attributable to cutbacks in marketing expenses, negotiating reductions in amounts owed for past services, and the implementation of a variety of cost containment measures. Research and development expenses were $197,134 for the three months ended September 30, 2005, up from $120,258 in the corresponding period in 2004, due to the increase of staff dedicated to the development of new products, and the completion of products to be made available for sale and upgrade through the M-Systems contract. This increase was more than offset by the Company's reducing selling expenses from $482,095 for the three months ended September 30, 2004 to $168,972 in the period ended September 30, 2005. Additionally, the Company also incurred one-time charges in 2004 related to a settlement and the issuance of options for services. General and administrative costs decreased $524,266 to $801,107 for the period ended September 30, 2005 due to the implementation of a variety of cost containment measures.

Six months ended September 30, 2005 and 2004

The Company reported revenues of $142,976 for the six months ended September 30, 2005, and revenues of $94,523 for the corresponding period ended September 30, 2004. Not until the quarter ended September 30, 2005, did the Company begin to sell its software packaged through M-Systems. Previously, the Company sold its products via online downloads, distributors and bundled with memory products. The Company is working to expand its OEM relationships to promote sales.

For the six months ended September 30, 2005, the Company's operating expenses, decreased by approximately $900,163 from the same period in 2004 due to several factors, principally attributable to cutbacks in marketing expenses, negotiating reductions in amounts owed for past services, and the implementation of a variety of cost containment measures. Research and development expenses were $389,577 for the six months ended September 30, 2005, up from $138,594 in the corresponding period in 2004, due to the increase of staff dedicated to the development of new products, and the completion of products to be made available for sale and upgrade through the M-Systems contract. This increase was more than offset by the Company's reducing selling expenses from $1,261,557 for the six months ended September 30, 2004 to $474,895 in the period ended September 30, 2005. Additionally, the Company also incurred one-time charges in 2004 related to a settlement and the issuance of options for services. General and administrative costs decreased $364,484 to $1,687,376 for the period ended September 30, 2005 compared to $2,051,860 for the corresponding period in 2004 due to the implementation of a variety of cost containment measures.

Liquidity and Capital Resources

At September 30, 2005, the Company had working capital of $2,098,220 as compared to working capital of $1,102,592 at September 31, 2004. The increase in working capital is mainly due to raising $6.1 million of equity capital in September 2005. For the six months ended September 30, 2005, net cash used in operating activities approximated was negative $2,151,075, consisting of a net loss of $3,924,873, offset by non-cash charges of $1,675,449, including $1,024,464 of interest expense related to the amortization of debt discount and beneficial conversion features, and $256,561 and $285,967 relating to Common Stock issued for services and depreciation and amortization, respectively. For the six months ended September 30, 2004, net cash used in operating activities was negative $3,329,173, consisting of a net loss of $5,723,501, offset by non-cash charges of approximately $2,055,991 in interest expense relating to debt discounts and issuance costs, and beneficial conversion of debt and equity instruments.

Recent and Expected Losses

From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the three months ended September 30, 2005 and 2004, the Company incurred net pre-tax losses of $2,391,459 and $2,034,761, respectively.

Substantial Doubt About the Company's Viability as a Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To date, the Company has had limited revenues, and has incurred losses since inception. To date, the Company has relied primarily on loans from stockholders and officers and the sale of its equity securities, and to a lesser degree on revenues from operations, which have not been significant, to fund operations.

Satisfaction of Current and Future Capital Requirements

No assurance can be given that the Company will be able to obtain the additional financing it requires to continue normal operations. The Company cannot provide assurances that it will be able to develop its business to the point of generating net operating profits and positive cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, the Company would seek to institute cost-saving measures that would not only reduce overhead, but also curtail operations. The Company cannot assure that such measures, if implemented, would be sufficient to offset all of its operating expenses. If any capital subsequently raised from the sale of securities is not sufficient to fund the balance of its operating expenses after implementing certain cost-cutting measures, the Company could be forced to discontinue certain operations or may be unable to continue as a going concern.

Any further issuances of any additional equity securities to raise capital may be on terms that are detrimental to existing stockholders. In order to meet its capital requirements, the Company may continue to offer equity securities for sale, and existing stockholders will experience additional dilution. Any new equity securities issued may have rights, preferences or privileges senior to those of holders of existing equity securities.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and previous Principal Financial and Accounting Officer, the Company in fiscal 2005 conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report (the "Evaluation Date").

Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. In connection with the audit of the Company's consolidated financial statements for the fiscal year ended March 31, 2005, and the review of the quarter ended September 30, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's previous independent registered public accounting firm, BDO Seidman, LLP, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 ) in the Company's internal controls.

The Company identified the following material weaknesses as of March 31, 2005, which were still outstanding as of September 30, 2005:

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

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the Chief Executive Officer and Principal Financial and Accounting Officer, have concluded that as of September 30, 2005, the disclosure controls and procedures were not effective.

However, during the quarter reported in this 10-QSB, and subsequent to September 30, 2005, the Company is in the process of taking corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects. The Company also was successful in recruiting outside board members that will qualify as the Audit Committee Financial Expert as defined in Item 401(e)(2) of Regulation S B, in anticipation of establishing an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, the Company continued implementing changes that it conceived during the fiscal year ended March 31, 2005. During that period, following a comprehensive review, the Company concluded that the weaknesses it had found, as noted in prior SEC filings, were a direct result of its being understaffed in its accounting area. The Company retained an outside firm of accounting consultants to support and extend the capabilities of its internal staff, and simultaneously employed additional experienced accounting staff personnel. Additionally, the Company prepared a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside accounting consultants until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. Although the Company's Chief Executive Officer and new Principal Financial and Accounting Officer believed the Company had made material progress towards building effective controls and procedures by September 30, 2005, they remained of the view that additional work was required in connection with developing, memorializing and implementing effective internal disclosure and control policies, procedures and responsibilities.

The Company intends to continue to evaluate the remediation efforts addressing the material weaknesses previously identified, and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of its internal controls over financial reporting that it will undergo during its 2006 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company intends to continue to review, evaluate and strengthen its controls and processes. The Board of Directors is performing oversight of the implementation of enhancements and improvements to our internal controls, and will transfer this responsibility to the Audit Committee once fully formed.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the Rescission Offer made by the Company in June 2004 and, for that and other reasons, was excluded from participating in the Rescission Offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. The Company intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

On June 29, 2005, the Company received notice of a legal action commenced by Manijeh Moghis related to her former employment with the Company. Ms. Moghis filed a complaint seeking damages of approximately $140,000 related to her offer of employment which allowed for continuation of benefits in the event of her termination. On October 26, 2005, the Company and Ms. Moghis entered into a settlement agreement whereby the Company will pay Ms. Moghis a total of $90,000, $50,000 of which was paid upon execution of the agreement, and the balance payable in installments through January 5, 2006.

Subsequent to March 31, 2005, the Company received notice of a legal action commenced by Joshua Feller related to his former employment with the Company. Mr. Feller filed a claim with the Labor Commissioner of the State of California on July 12, 2005 seeking damages of approximately $540,000 related to his employment. Mr. Feller claims that an oral agreement with the Company existed for the payment of performance and other bonuses of approximately $415,000, and that his resignation on June 3, 2005 was for "Good Cause", therefore making him eligible for severance benefits of approximately $90,000. Mr. Feller also claims interest in stock options of the Company valued at approximately $33,000, although no agreement exists for those options. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future periods.

On January 4, 2005, the Company received a demand for arbitration from the The Wall Street Group ("WSG"), a former service provider, which alleges breach of contract and related claims pursuant to an alleged contract for services, primarily related to raising capital. On September 26, 2005, the Company entered into a Settlement Agreement with WSG and Wall Street Consultants, Inc. ("WSC"). Under the Settlement Agreement, the Company paid WSG $328,000 and issued to WSC a five-year option to purchase up to 350,000 shares of the Company's common stock at $0.60 per share. The option agreement also grants to WSC certain piggyback registration rights

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reported on the Form 8-Ks filed by the Company on September 27, 2005 and September 30, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with the private equity transaction completed on September 26, 2005, the holders of the Company's Series A Senior Preferred Stock approved (by written consents in lieu of a meeting) the amendment of the Company's Certificate of Designation of the rights of the Series A Senior Preferred Stock to provide for (i) a fixed conversion price in the event of the closing of the private equity transaction and the conversion of the Series A Senior Preferred Stock, and (ii) the elimination of all of the obligations and liabilities of the Company with respect to the Series A Senior Preferred Stock upon the closing of the private equity transaction and the conversion of the Series A Senior Preferred Stock. The matter was approved by the consent of the holders of the majority of shares of Series A Senior Preferred Stock outstanding.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX:

Exhibit                             Description Number
-------                             ------------------
10.1      Form of Common Stock and Warrant Purchase Agreement dated as of
          September 26, 2005.

10.2      Form of Warrant dated September 26, 2005.

10.3      Registration Rights Agreement dated as of September 21, 2005.

10.4      Agreement dated September 26, 2005, between the Company and Kent
          Heyman.

10.5      Employment Agreement dated September 26, 2005, between the Company and
          Jay Elliot.

10.6      Agreement dated September 26, 2005, between the Company and Alex
          Mashinsky.

10.7      Agreement dated September 26, 2005, between the Company and Richard
          Liebman.

10.8      Settlement Agreement dated September 26, 2005, between the Company,
          The Wall Street Group, Inc. and Wall Street Consultants, Inc.

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

                                        POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: December 14, 2005                 By: /s/ Jay Elliot
                                            ------------------------------------
                                            Jay Elliot
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: December 14, 2005                 By: /s/ Richard Liebman
                                            ------------------------------------
                                            Richard Liebman
                                            Interim Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

EXHIBIT INDEX:

Exhibit                             Description Number
-------                             ------------------
10.1      Form of Common Stock and Warrant Purchase Agreement dated as of
          September 26, 2005.

10.2      Form of Warrant dated September 26, 2005.

10.3      Registration Rights Agreement dated as of September 21, 2005.

10.4      Agreement dated September 26, 2005, between the Company and Kent
          Heyman.

10.5      Employment Agreement dated September 26, 2005, between the Company and
          Jay Elliot.

10.6      Agreement dated September 26, 2005, between the Company and Alex
          Mashinsky.

10.7      Agreement dated September 26, 2005, between the Company and Richard
          Liebman.

10.8      Settlement Agreement dated September 26, 2005, between the Company,
          The Wall Street Group, Inc. and Wall Street Consultants, Inc.

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