Form 10KSB/A
period 2005-03-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2005-12-21
CIK 1006762

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ____________ to __________

                         Commission File No. 333-5278-NY

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                             94-3334052
 (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

555 Twin Dolphin Drive, Suite 650
     Redwood City, California                                       94065
 (Address of principal executive                                  (Zip Code)
             offices)

       Registrant's telephone number, including area code: (650) 232-2600

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for the most recent fiscal year: $308,189

     The aggregate market value of common stock of the Company, $0.0001 per share ("Common Stock") held by non-affiliates of the registrant as of March 31, 2005 was $2,505,332. The Company's Common Stock is traded on the OTC Electronic Bulletin Board.

     There were 45,489,130 shares of Common Stock issued and outstanding as of December 3, 2005.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I.

This Form 10-KSB/A contains forward-looking statements including, without limitation, statements concerning the future of the industry in which PowerHouse Technologies Group, Inc. (the "Company") operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB/A. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB/A could cause its actual results to differ significantly from those contained in any forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB/A to conform forward-looking statements to actual results.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of PowerHouse Technologies Group, Inc. (the "Company") for the fiscal year ended March 31, 2005 is to restate our consolidated financial statements for the year ended March 31, 2005, and related disclosures, including the selected financial data included herein as of and for the year ended March 31, 2005. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

We have restated our financial results for the fiscal year ended March 31, 2005 to 1) revise the accounting treatment given the Company's acquisition of First Person Software, Inc., and 2) revise the accounting treatment given to warrants issued in connection with Series A Senior Preferred Stock issued by the Company in 2004. As a result of the restatement, the Company's software technology asset decreased by $1,306,610, the deferred tax liability of $1,281,154 was eliminated, and stockholders' equity decreased by $25,456. The Company's net loss for the year ended March 31, 2005 increased by ($542,718) and the net loss allocable to holders of common stock decreased by $2,360,437.

Additional detail regarding the restatement is included in Note 1 of the Notes to Consolidated Financial Statements included in Part II -- Item 7 of this Amendment No. 1 on Form 10-KSB/A.

ITEM 1. DESCRIPTION OF BUSINESS

The Company is in the business of developing, acquiring and marketing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company was founded in May 2002 as PowerHouse Studios, Inc. ("PowerHouse Studios"). On May 19, 2003, PowerHouse Studios completed a business combination with Agate Technologies, Inc., a publicly traded company ("Agate"). Following that transaction, the Company changed its name to "PowerHouse Technologies Group, Inc." and effected a 1:122 reverse stock split(1). On June 18, 2004, the Company acquired 51% of First Person Software, Inc. ("First Person") that it did not previously own; the transaction was effected through a merger of First Person with and into PowerHouse Acquisition, LLC ("PowerHouse Acquisition"), a wholly-owned subsidiary of the Company, with PowerHouse Acquisition remaining as the surviving entity. (See Item 6, Management's Discussion and Analysis or Plan of Operation under the caption "Significant Events During Fiscal Year 2005").

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

----------
(1) Unless otherwise noted, all share and per-share information is presented on a post-split basis.

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

     2. Web-based sales. The Company is currently selling software and bundled products directly to consumers through its website, www.migosoftware.com. The Company expects to make its Migo software available for USB Flash and other memory products already in the market.

     3. Direct sales, Commercial and Consumer. The Company also sells products through agreements directly with commercial end-users and anticipates eventually selling to consumers directly.

     4. International sales. The Company anticipates entering into distribution and reseller agreements to sell its products outside the US, especially in Europe and Asia

     5. Distributors/VARs. The Company has entered into a distribution agreement with a large educational distributor in the US and has launched its products in June 2005 through them to educational resellers and direct to universities and colleges.

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

In May, 2004, the Company added Hana Micron ("Hana"), a Korean-based electronics manufacturer, as the principal manufacturer of the Company's products. Under the terms of the contract, the Company purchases various hardware devices, Hana preinstalls the Company's software onto the hardware devices, and performs a quality check on the finished products prior to shipments to distributors, customers or the Company.

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

Employees

As of March 31, 2005, the Company had 17 full-time employees, as well as a number of consultants who provided administrative and management services similar to those that would be provided by full and part-time employees. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.

Migo(R) is a registered trademark of the Company. Microsoft(R), Windows(R), Outlook(R), MSN(R), are all registered trademarks of Microsoft Corporation. Lotus Notes(R), is a registered trademark of Lotus Development Corporation.

For accounting and financial purposes, PowerHouse Studios is considered the Company's predecessor, and the Company prepares and reports on its financial statements, including those contained in this Annual Report on Form 10-KSB/A, on that basis. For certain other purposes, however, including to assure the completeness of the publicly available information concerning the Company that is set forth herein, the Company includes information relating to Agate as if the Company were the successor to Agate for all relevant periods.

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

The Company also entered into a 25-month lease agreement in July 2004 for 2,335 square feet of office space at 185 Berry Street, San Francisco, California. In February 2005 the Company entered into a sub-lease agreement for the San Francisco space with an unrelated third party. The annual rent for this property is approximately $54,000, which approximately equals the amount the Company receives from its sub-lease of this property.

ITEM 3. LEGAL PROCEEDINGS

On January 4, 2005, the Company received a demand for arbitration from the The Wall Street Group ("WSG"), a former service provider, which alleges breach of contract and related claims pursuant to an alleged contract for services, primarily related to raising capital. The demand claims damages of approximately $947,000, plus an alleged option to purchase 138,948 shares of Common Stock. On September 26, 2005, the Company entered into a Settlement Agreement with WSG and Wall Street Consultants, Inc. ("WSC"). Under the Settlement Agreement, the Company paid WSG $328,000 and issued to WSC a five-year option to purchase up to 350,000 shares of the Company's common stock at $0.60 per share. The option agreement also grants to WSC certain piggyback registration rights.

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

The Company is not aware of any additional pending litigation as of November 28, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock currently trades on the NASD Over-the-Counter Bulletin Board ("OTC Bulletin Board") under the symbol "PWHT." In April 2004, the Company submitted its Form 15c2-11 to gain a listing on the OTC Bulletin Board. This application was approved February 1, 2005. Prior to this approval, the Company's Common Stock was traded on the Pink Sheets.

The following table sets forth the quarterly high and low sales prices of the Common Stock for fiscal year 2004 and fiscal year 2005. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

FISCAL YEAR 2004       HIGH     LOW     FISCAL YEAR 2005    HIGH    LOW
-------------------   ------   -----   -----------------   -----   -----
First Quarter*(1)     $15.24   $2.00   First Quarter       $5.80   $3.25
Second Quarter        $11.00   $1.05   Second Quarter      $5.00   $3.00
Third Quarter         $ 5.25   $1.72   Third Quarter       $5.60   $3.00
Fourth Quarter        $ 4.00   $2.75   Fourth Quarter      $3.70   $1.00

*(1) On May 19, 2003, the Company completed the combination transaction with PowerHouse Studios (including a 1:122 reverse-stock-split), and new management began its control of the Company. The prices for this quarter do not reflect the 1:122 reverse stock split of May 19, 2003.

The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of the Common Stock on March 31, 2005 was $1.65 and the closing price on December 6, 2005 was $0.62. If the Company's future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company's financial results and business developments may have a significant impact on the market price of the Common Stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of the Common Stock:

     -    shortfalls in revenues or cash flows from operations;

     -    failure to attain and maintain profitability;

     - failure to maintain the qualification for the Common Stock to trade on the OTC Bulletin Board;

     -    conversions of preferred stock into Common Stock;

     -    delays in development or roll-out of Company products and services;
          and

     - failure to maintain our competitive position, whether as a result of our failure to deliver new and innovative products in response to marketplace demands or new product introductions, acquisitions or technological innovations by one or more competitors of the Company.

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

The following information is presented as of March 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   Number of securities
                                                                                  remaining available for
                                                                                   future issuance under
                                Number of securities to      Weighted-average       equity compensation
                              be issued upon exercise of     exercise price of       plans (excluding
                                 outstanding options,      outstanding options,   securities reflected in
                                 warrants, and rights      warrants, and rights         column (a))
                                          (a)                       (b)                     (c)
                              --------------------------   --------------------   -----------------------
Equity compensation plans               845,000                    $0.96                  280,000
   approved by security
   holders

Equity compensation plans                28,500                    $2.76                       --
   not approved by security
   holders

Total                                   873,500                    $1.02                  280,000

In December 2004, the Company's Board of Directors approved a stock option plan for employees. During the year ended March 31, 2005, the Company approved the granting of 845,000 of the 1,125,000 options allotted in the plan. Subsequent to March 31, 2005, the Company increased the number of shares available for grant under the plan to 9,375,000 shares. For further information on the Company's equity compensation plan see Item 6, Management's Discussion and Analysis or Plan of Operation under the caption "Significant Events During Fiscal Year 2005" below and Item 7, Financial Statements under Note 9, Options.

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

For the fiscal year ended March 31, 2005, 215,000 shares of Series A Junior Convertible Preferred Stock ("Junior A Preferred Stock") were surrendered for conversion, and, in turn, 215,000 shares of Common Stock were issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB/A. This Annual Report on Form 10-KSB/A, and in particular this Item 6, "Management's Discussion and Analysis or Plan of Operation," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties, which we have described in this Annual Report on Form 10-KSB/A under this Item 6 and Part I, Item 1, "Description of Business." Actual events or our actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

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

Significant Events During Fiscal Year 2005

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition, and is used by management in assessing the Company's performance and making managerial decisions. The following significant events impacted our financial condition during the fiscal year ended March 31, 2005, and will have a significant influence on our condition in future reporting periods.

Proctor, et. al. and Related Matters

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

On November 10, 2004, the Superior Court issued a judgment in favor of the Company against the Proctor Group for (i) monetary damages and costs of $12,805,264 (comprised of $3,790,759 as special damages, $9,000,000 as punitive damages, and $14,505 as costs), (ii) the return of all corporate books and records of PowerHouse Studios, its predecessors, subsidiaries and affiliated companies, and (iii) the cancellation of the stock certificates held by the Proctor Group with respect to the Proctor Group Shares (7,250,000 shares of Common Stock of PowerHouse Studios) and a declaration that the Proctor Group Shares, and all legal and beneficial ownership interests therein, were null and void as of the date of issuance. There can be no assurance that the Company will collect on any of the monetary damages and costs awarded to it by the Superior Court, and no accounts receivable for the award have yet been recorded. The defendants' right to appeal expired on January 17, 2005, and no appeal was filed by any of the defendants.

As a result of the underlying matters in the Proctor Litigation, certain of its existing stockholders who had originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by the Company) were given the opportunity to rescind the purchase of their respective shares for the cash consideration paid for the shares, with interest. Simultaneously, these stockholders were also given the opportunity to invest such cash in Series A Junior Units, consisting of shares of Junior A Preferred Stock, convertible at any time into shares of Common Stock, and Junior A Preferred Warrants, exercisable for shares of Common Stock at an exercise price of $3.83 per share (See "Recission Offer" below).

Placement Agency Agreement

The Company entered into a Placement Agency Agreement, dated as of April 7, 2004, with Middlebury Capital to act as the placement agent for the sale of a minimum of $8 million, and up to a maximum of $15 million, of the Company's Senior A Units in the Senior A Units Offering. In conjunction with the Senior A Units Offering, the Company's 2003-2004 Convertible Notes, as defined below, and Bridge Notes converted into shares of Series A Senior Convertible Preferred Stock ("Senior A Preferred Stock") on the first closing of the Senior A Units Offering. Convertible Note / Bridge Financing and Senior A Units Offering

In October 2003, the Company offered up to $10 million principal amount of secured convertible notes, bearing 10% interest per annum with a maturity of 10 years (the "2003-2004 Convertible Notes"). At the time of issuance, the 2003-2004 Convertible Notes were secured by all of the

Company's intellectual property and tangible assets, current and future. The terms of the 2003-2004 Convertible Notes provide that the holder of the 2003-2004 Convertible Notes, at its option, could convert the principal and interest of the 2003-2004 Convertible Notes into Common Stock at any time at an initial conversion price of $4.00 per share. The Company issued approximately $539,000 of 2003-2004 Convertible Notes prior to their conversion on June 14, 2004.

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

On June 14, 2004, the Company closed upon the first tranche of the Company's Senior A Units Offering, and issued 3,142,354 shares of Senior A Preferred Stock and 785,589 5-year warrants to purchase shares of its Common Stock, in exchange for $8,732,605 from certain institutional investors. The purchase price included $6,083,605 at $3.06 per share, and included approximately $2,125,000 received under a previously closed Bridge Financing and approximately $539,000 principal amount of previously issued 2003-2004 Convertible Notes, following the conversion of the 2003-2004 Convertible Notes into shares of Senior A Preferred Stock in connection with the Senior A Units Offering, which was converted at $2.29 per share. The exercise price for the warrants was $3.83 per share and is immediately exercisable upon issuance. (See Note 4, "Debt" to our consolidated financial statements.)

On August 13, 2004, the Company issued 584,329 shares of Senior A Preferred Stock and issued 146,082 5-year warrants to purchase the shares of its Common stock, upon the closing of the second and final tranche of the Senior A Units Offering. The second closing consisted of approximately $1,788,048 in funding of Senior A Units with certain institutional investors. All terms and conditions for the second and final tranche were the same as those in the first tranche closing held on June 14, 2004. The Senior A Units Offering was terminated upon completion of the second and final closing.

Rescission Offer

Contemporaneous with the commencement of the Senior A Units Offering, the Company offered to certain of its existing stockholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse

Studios (and after May 19, 2003, by the Company) the opportunity to rescind the purchase of their respective shares for the cash consideration originally paid for the shares ($5.00 per share), with interest earned from the date such shares were originally purchased. Simultaneously, such stockholders were given the opportunity to invest cash in Junior Units, consisting of shares of Junior A Preferred Stock and Series A Junior Common Stock Purchase Warrants, exercisable for one (1) share of Common Stock at an exercise purchase price of $3.83 (the "Junior Warrants" and the offerings referred to, the "Rescission Offer" and "Junior A Units Offering"). The Junior A Preferred Stock has certain preferences over Common Stock, and the Junior Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

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

To the extent those claims are brought and result in judgments for damages, the Company's business, financial condition and results of operations could all be harmed. The number of shares of Common Stock held by investors who were offered rescission under the Rescission Offer but did not accept the Rescission Offer aggregate 119,665 shares, each of which was purchased at a price of $5.00. Even if we were to be successful in defending claims brought under applicable securities laws, their mere assertion could result in costly litigation and significant diversions of effort by management.

Acquisition of First Person

On May 28, 2004, the Company entered into, and on June 18, 2004 closed, a merger agreement with First Person and its stockholders (the "FPS Merger Agreement") (either directly as signatories to the FPS Merger Agreement or as parties in interest to the FPS Merger Agreement, represented by a duly authorized representative) to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of Common Stock of the Company, at an aggregate of $2,500,000 (the "First Person Merger"). Immediately prior to the FPS Merger, the Company owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by the Company in November 2002. The transaction was treated as an asset purchase for accounting purposes. The consideration includes a number of shares of Common Stock that were held in escrow. A certain number of these shares were released during the year ended March 31, 2005, with the satisfactory achievement by the Company of certain performance milestones specified in the FPS Merger Agreement. The two founders of First Person were offered, and accepted, employment with the Company. However, on February 11, 2005 the former founders of First Person resigned from their employment with the Company.

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

On March 29, 2005, the Company filed Form S-8 with the SEC registering 300,000 shares of Common Stock authorized for issuance to non-employees in exchange for consideration in the form of services. On September 6, 2005, the Company increased the pool of shares available for grant under the Stock Incentive Plan to 9,375,000 shares.

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Accounting Position ("SOP") 97-2, Software Revenue Recognition, as amended, and SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. The Company sells software licenses in several ways, including but not limited to pre-loading the software on different types of memory devices for trial, by making trial versions available by download from its website, and by selling hardware devices with its software pre-loaded for use. The Company licenses its software products on a perpetual basis. Revenue is recognized from the sale of software licenses only when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement. The Company recognizes revenue from sales through the Company's website after the 30-day return period has lapsed.

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

Impairment of Long-Lived Assets

Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. The Company's most significant long-lived asset is the software technology, which is currently being amortized on the straight-line basis over 5 years, based on management's best current assumptions and estimates. As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverability of the software technology change, future write-offs or write-downs may be required.

Substantial Doubt About the Company's Viability as a Going Concern

The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had limited revenues and minimal assets as of March 31, 2005, and has incurred losses since inception. The Company is a development stage company. To date, the Company has relied solely on loans from shareholders and officers and the sale of its equity securities to fund operations. There can be no assurance that management's plans will be realized and therefore, until the present conditions substantially improve, there is substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent certified public accountants therefore contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

Subsequent to March 31, 2005, the Company completed a private placement with certain investors, with an aggregate offering price of $6,045,000, including the conversion of $883,333, which was advanced, as a bridge loan, after March 31, 2005.

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

The Company's spending for the three months ended March 31, 2005 increased from the same period in 2004 due mainly to increased spending on research and development. The Company hired additional development staff in support of the M-Systems contract, and the roll-out of new products. Accordingly, costs for research and development increased to $171,058 from $4,386 for the respective periods. The Company's spending for sales and marketing related expenses of $319,287 for the three months ended March 31, 2005 is down from $493,095 in the corresponding three month period in 2004. During this period in 2004 the Company had launched its initial product to the market, accounting for the higher costs. The Company's general and administrative expenses increased to $1,251,323 from $1,330,608 due to expense increases for staffing to meet the Company's expanded and anticipated operations.

Twelve months ended March 31, 2005 and 2004

The Company had revenues of $308,189 for the twelve months ended March 31, 2005, and $345,585 for the corresponding period ended March 31, 2004. During the twelve months ended March 31, 2005, the Company recognized $135,495 from online sales of its software and products, and $172,694 from direct sales and sales through distributor channels. During the twelve months ended March 31, 2004, the Company sold a private-labeled version of its product, which resulted in revenue of $115,220. The Company also recognized $114,055 from online sales and $116,310 of revenue through distributor channels. The Company's costs related to product sales were $702,163 for March 31, 2005, and $214,671 for March 31, 2004. For
fiscal 2005, the costs included amortization of the software technology of $432,943 and write-downs of $70,914 for existing inventory.

The Company's spending for the twelve months ended March 31, 2005 increased from the prior year as the Company continued to increase operations of the Company in anticipation of increased revenue and product development. The Company's sales and marketing expenses increased to $1,975,132 in fiscal 2005 from $1,782,344 in fiscal 2004 due mainly to increased advertising costs. During fiscal 2005, expenses were related to advertising, general company promotion, and the settlement of a claim by a former vendor. During fiscal 2004, the expenses were related to the hiring of a senior sales executive and the hiring of additional employees for sales activities, development of a public relations strategy, and initial spending on product branding expenses. General and administrative costs totaled $5,496,035 for fiscal 2005, and $2,611,467 for fiscal 2004, and were comprised of employment-related expenses and office operations, all of which were related to the Company's continued business expansion, and expenses related to the Proctor Group and related litigation. They also consisted of stock-based compensation for outside consultants, and the granting of shares to one of the Company's directors.

The Company sustained no losses in fiscal 2005 from the fraud in the Proctor Litigation; for the twelve months ended March 31, 2004 the loss from the fraud was $1,789,411. The Company's total losses to date, due to that matter is $3,142,759, and the Company does not anticipate incurring any additional charges for this item.

Liquidity and Capital Resources

At March 31, 2005, the Company had working capital of ($1,572,479) as compared to working capital of ($2,550,515) at March 31, 2004. During the twelve months ended March 31, 2005, net cash used in operations was $6,286,360 and consisted principally of a net loss of $10,145,176 and was offset by non cash components of net loss, including stock-based compensation and services of $1,250,920, and depreciation and amortization expenses of $430,473. The increase in Accounts Payable of $247,704 was due mainly to legal services related to the Proctor Group litigation, while the overall decrease of current liabilities was due to the conversion of a Bridge Loan to Equity (see Item 7 ""Financial Statements"" under Note 8, Stockholder's Equity of notes to the financial statements). Cash flows were also affected by the sale of preferred stock of $7.9 million. (see
Item 7 "Financial Statements" under Note 8, Stockholders' Equity of notes to the financial statements), and the acquisition of First Person (see Item 7 "Financial Statements" under Note 3, Acquisition of First Person Software, Inc. of notes to the financial statements).

The Company's current cash on hand at March 31, 2005, was not adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. Following the fiscal year ended March 31, 2005, the Company has been successful in closing a private placement of the Company's Common Stock (see
Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption "Events Subsequent to Fiscal Year Ended March 31, 2005" below).

Recent and Expected Losses

From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended March 31, 2005, the Company incurred a net pre-tax loss of $10,142,518 and, for the fiscal year ended March 31, 2004, the Company incurred a net pre-tax loss of $6,397,293. The Company's auditors, Hein & Associates LLP, issued an opinion in connection with the Company's financial statements for the fiscal year ended March 31, 2005 noting that while the Company has recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

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

Further, the Company's issuance of equity securities to raise capital may be on terms that are detrimental to existing stockholders. In order to meet its capital requirements, the Company may continue to offer equity securities for sale, and stockholders will experience additional dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of the Company's Common Stock.

Events Subsequent to Fiscal Year Ended March 31, 2005

2005 Private Placement

On September 26, 2005, the Company completed a private placement with certain investors of the Company's Common Stock comprised of a total of 19,910,950 shares of Common Stock and warrants (the "Warrants") to purchase a total of 10,900,400 shares of the Company's Common Stock. The securities were sold at $0.32 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one-half of one share of common stock. The aggregate offering price was $6,045,000 and the aggregate placement fee was $191,360 and warrants to purchase 1,278,490 shares of Common Stock. Fifty percent (50%) of all Warrants issued are exercisable at $0.40 per share, and the remaining fifty percent (50%) are exercisable at $0.48 per share. All Warrants expire after three years, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 if the stock price should exceed $2.00 per share, and permit cashless exercise only if there is no registration statement in effect after one year. The proceeds of the private placement included $883,333 of principal and $23,765 of accrued interest converted into Common Stock from the short-term bridge financing. The conversion consisted of a total of 3,779,700 shares of Common Stock at $0.24 per share.

The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among the Company and the private placement investors who are named therein (the "Purchase Agreement"). As a condition to the transaction, all of the Company's Series A Senior Preferred Convertible Stock (the "Senior A Stock") were converted into 20,632,952 Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and a Warrant Exchange Agreement, dated as of September 26, 2005, was entered into with Middlebury Capital LLC, under which the holders of warrants to purchase 264,725 shares at $3.06 per share exchanged their warrants for new warrants for 700,000 shares at $.40 per share. In addition, the Company executed a Registration Rights Agreement, dated as of September 26, 2005, by and among the Company and the private placement investors, wherein the Company agreed to register under the Securities Act of 1933, as amended (the "Securities Act") the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the Warrants issued in the private placement.

The proceeds of the private placement will be used for working capital and general corporate purposes, including $120,904 applied to the repayment of the balance of the convertible notes that were not converted as part of the transaction.

Control Personnel: Subsequent to March 31, 2005:

     - Greg Duffel, Manijeh Moghis and R.B. (Rob) Hutchinson resigned from the Board of Directors,

     - Manijeh Moghis was terminated from her employment as Chief Operating Officer, Joshua Feller resigned from his position as Sr. Vice President, Sales, David Wells was removed as Chief Financial Officer, and Randy Hagin resigned his position as Vice President, Sales.

     - Kent Heyman, Alex Mashinsky and Greg Osborn were elected to the Board of Directors.

     - Kent Heyman became Chairman of the Board of Directors, Alex Mashinsky became Vice Chairman of the Board, and Richard Liebman was appointed as interim Chief Financial Officer

(See Item 9, Directors, Executive Officers, Promoters, and Control Persons, and
Item 10, Executive Compensation below.)

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................    F-2

CONSOLIDATED BALANCE SHEETS - As of March 31, 2005 and 2004...................    F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended March 31, 2005
   and 2004, and the Period from May 16, 2002 (inception) to March 31, 2005...    F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - For the Period
   from May 16, 2002 (inception) to March 31, 2005............................    F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended March 31, 2005
   and 2004, and the Period from May 16, 2002 (inception) to March 31, 2005...    F-8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS................................   F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PowerHouse Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of PowerHouse Technologies Group, Inc. (A Development Stage Company) (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from May 16, 2002 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerHouse Technologies Group, Inc. at March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period from May 16, 2002 (inception) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Hein & Associates LLP

Irvine, California

November 15, 2005

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                                                                      AS OF         AS OF
                                                                                    MARCH 31,     MARCH 31,
                                                                                      2005           2004
                                                                                  ------------   -----------
                                                                                   (RESTATED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    423,729   $   807,484
   Accounts receivable                                                                  34,411        22,938
   Inventory                                                                            86,063        16,088
   Deferred loan costs                                                                      --       172,042
   Other current assets                                                                 41,300        20,000
                                                                                  ------------   -----------
      Total current assets                                                             585,503     1,038,552
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,485                       12,362            --
   OTHER ASSETS:
      License fee                                                                           --       208,418
      Investment in equity investee                                                         --       318,511
      Software technology, net of accumulated amortization of $433,751               2,388,586            --
      Other assets                                                                      39,975         2,049
                                                                                  ------------   -----------
      Total other assets                                                             2,428,561       528,978
                                                                                  ------------   -----------
TOTAL ASSETS                                                                      $  3,026,426   $ 1,567,530
                                                                                  ============   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                               $  1,177,767   $   930,063
   Convertible debt, net of debt discount                                                   --     1,492,758
   Finder's fee payable                                                                     --        60,825
   Accrued compensation                                                                 53,446       332,083
   Due to officer                                                                           --        21,251
   Accrued liabilities                                                                 665,199       752,087
   Dividends payable                                                                   261,570            --
                                                                                  ------------   -----------
      Total current liabilities                                                      2,157,982     3,589,067
                                                                                  ------------   -----------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY (DEFICIT):
   Senior A Preferred stock, $.0001 par value; 10,000,000 shares authorized;
      3,723,832 shares issued and outstanding; preference upon liquidation of
      $14,614,856                                                                          372            --
   Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized;
      795,250 shares issued and outstanding; preference upon liquidation of
      $2,600,000                                                                            80            --
   Common stock, $.0001 par value; 200,000,000 shares authorized; 3,864,364 and
      3,756,516 shares issued and outstanding                                              387           376
   Additional paid in capital in excess of par value                                28,613,909     6,843,990

   Deferred consulting compensation                                                         --      (139,650)
   Treasury Stock                                                                     (183,600)           --
   Deficit accumulated in development stage                                        (27,562,704)   (8,726,253)
                                                                                  ------------   -----------
      Total stockholders' equity (deficit)                                             868,444    (2,021,537)
                                                                                  ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $  3,026,426   $ 1,567,530
                                                                                  ============   ===========

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       FOR THE
                                                                                     PERIOD FROM
                                                     FOR THE YEAR                   MAY 16, 2002
                                                      ENDED MARCH   FOR THE YEAR   (INCEPTION) TO
                                                       31, 2005      ENDED MARCH   MARCH 31, 2005
                                                      (RESTATED)      31, 2004       (RESTATED)
                                                     ------------   ------------   --------------
REVENUES                                             $    308,189   $   345,585    $    653,774
COST OF SALES                                             702,163       214,671         916,834
                                                     ------------   -----------    ------------
GROSS PROFIT (LOSS)                                      (393,974)      130,914        (263,060)
                                                     ------------   -----------    ------------
OPERATING EXPENSES:
   Research and development                               425,679       108,392         745,251
   Sales and marketing                                  1,975,132     1,782,344       3,944,288
   General and administrative                           5,496,035     2,611,467       8,650,383
                                                     ------------   -----------    ------------
      Total operating expenses                          7,896,846     4,502,203      13,339,922
                                                     ------------   -----------    ------------
NON-OPERATING EXPENSES:
   Loss due to theft                                           --     1,789,411       3,142,759
   Equity in loss of investee                              24,365       152,345         205,854
   Interest                                             2,145,302        63,884       2,213,181
   Other (income) expense                                (317,970)       20,364        (297,606)
                                                     ------------   -----------    ------------
      Total non-operating expenses                      1,851,697     2,026,004       5,264,188
                                                     ------------   -----------    ------------
LOSS BEFORE INCOME TAXES                              (10,142,517)   (6,397,293)    (18,867,170)
PROVISION FOR INCOME TAXES                                  2,658           800           4,258
                                                     ------------   -----------    ------------
NET LOSS                                              (10,145,175)   (6,398,093)    (18,871,428)
DEEMED AND REGULAR DIVIDENDS                           (8,691,275)            0      (8,691,275)
                                                     ------------   -----------    ------------
NET LOSS ALLOCABLE TO HOLDERS OF COMMON STOCK        $(18,836,450)  $(6,398,093)   $(27,562,703)
                                                     ============   ===========    ============
NET LOSS PER SHARE ALLOCABLE TO HOLDERS OF COMMON
   STOCK - BASIC AND DILUTED                         $      (5.70)  $     (1.95)
                                                     ============   ===========
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED      3,305,360     3,285,107
                                                     ============   ===========

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 16, 2002 (INCEPTION) TO MARCH 31, 2005


                                                     COMMON STOCK        JUNIOR A PREFERRED    SENIOR A PREFERRED
                                                 --------------------   -------------------   --------------------   TREASURY
                                                   SHARES     AMOUNTS     SHARES    AMOUNTS     SHARES     AMOUNTS     STOCK
                                                 ----------   -------   ---------   -------   ----------   -------   --------
   [BALANCE, May 16, 2002 (inception)
   Issuance of Common Stock for services to
      officers and consultant                     1,250,000     125
   Issuance of Common Stock related in
      investment in equity investee in
      November 2002                                  40,000       4
   Net loss
                                                 ----------     ---     ---------     ---      ---------     ---     --------
BALANCE, March 31, 2003                           1,290,000     129
   Issuance of Common Stock for employee
      compensation                                  100,000      10
   Effect of combination with Agate
      Technologies, Inc upon closing May 19,
      2003                                          888,525      89
   Issuance of Common Stock for cash              1,248,191     125
   Issuance of Common Stock for services            229,800      23
   Estimated value of beneficial conversion
      of convertible notes                               --
   Net loss
                                                 ----------     ---     ---------     ---      ---------     ---     --------
BALANCE, March 31, 2004                           3,756,516     376
   Issuance of Senior A Preferred Stock
     upon conversion of convertible notes                                                      1,154,248     115
   Issuance of Senior A Preferred Stock for
      cash                                                                                     2,572,435     257
   Payment of equity financing costs
   Beneficial conversion feature of
      Senior A Preferred Stock
   Beneficial conversion and interest costs
      associated with Bridge and Convertible
      Debt
   Issuance of Common Stock for services            313,907      32
   Amortization of deferred stock-based
      compensation
   Issuance of Common Stock related to the
      purchase of First Person Software, Inc.       272,420      28
   Repurchase of Common Stock related to
      First Person Software, Inc. acquisition                                                                        (183,600)
   Repurchase of Common Stock related to
      Rescission Offer                              (43,000)     (4)
   Exchange of Common shares of Junior A
      Preferred Shares related to Rescission
      Offer                                      (1,010,250)   (101)    1,010,250     101
   Beneficial conversion feature of
      Junior A Preferred Stock
   Amortization of discount related to
      Warrants issued with Junior A Preferred
      Stock
   Dividends on Senior A Preferred Stock
      ($261,570 outstanding at March 31, 2005)       10,001       1                              111,726      11
   Dividends on Senior A Preferred Stock
      for penalty related to non-effective
      status of Registration Statement (SB-2)        21,033       2                              214,160      21
   Conversion of Senior A Preferred and
      Junior A Preferred Stock to Common Stock      543,737      53      (215,000)    (21)      (328,737)    (32)          --
   Stock-based compensation
   Net loss
                                                 ----------    ----     ---------     ---      ---------     ---     --------
   BALANCE, March 31, 2005                        3,864,364     387       795,250      80      3,723,832     372     (183,600)
                                                 ==========    ====     =========     ===      =========     ===     ========

                                                                                 DEFICIT
                                                 ADDITIONAL                  ACCUMULATED IN
                                                   PAID-IN      DEFERRED       DEVELOPMENT
                                                   CAPITAL    COMPENSATION        STAGE          TOTAL
                                                 ----------   ------------   --------------   -----------
   BALANCE, May 16, 2002 (inception)
   Issuance of Common Stock for services to
      officers and consultant                                                                         125
   Issuance of Common Stock related in
      investment in equity investee in
      November 2002                                  99,996                                       100,000
   Net loss                                                                    (2,328,160)     (2,328,160)
                                                 ----------     --------      -----------     -----------
BALANCE, March 31, 2003                              99,996                    (2,328,160)     (2,228,035)
   Issuance of Common Stock for employee
      compensation                                  499,990                                       500,000
   Effect of combination with Agate
      Technologies, Inc upon closing May 19,
      2003                                         (280,515)                                     (280,426)
   Issuance of Common Stock for cash              5,442,234                                     5,442,359
   Issuance of Common Stock for services            843,277     (139,650)                         703,650
   Estimated value of beneficial conversion
      of convertible notes                          239,008                                       239,008
   Net loss                                                                    (6,398,093)     (6,398,093)
                                                 ----------     --------      -----------     -----------
BALANCE, March 31, 2004                           6,843,990     (139,650)      (8,726,253)     (2,021,537)
   Issuance of Senior A Preferred Stock
      upon conversion of convertible notes        2,648,885                            --       2,649,000
   Issuance of Senior A Preferred Stock for
      cash                                        7,871,396                                     7,871,653
   Payment of equity financing costs             (1,355,438)                                   (1,355,438)
   Beneficial conversion feature of
      Senior A Preferred Stock                    5,576,182                    (5,576,182)             --
   Beneficial conversion and interest costs
      associated with Bridge and Convertible
      Debt                                        1,717,726                                     1,717,726
   Issuance of Common Stock for services          1,250,888           --               --       1,250,920
   Amortization of deferred stock-based
      compensation                                               139,650                          139,650
   Issuance of Common Stock related to the
      purchase of First Person Software, Inc.     1,196,107                            --       1,196,135
   Repurchase of Common Stock related to
      First Person Software, Inc. acquisition                                          --        (183,600)
   Repurchase of Common Stock related to
      Rescission Offer                             (214,996)                           --        (215,000)
   Exchange of Common shares of Junior A
      Preferred Shares related to Rescission
      Offer                                              --           --               --              --
   Beneficial conversion feature of
      Junior A Preferred Stock                      880,354                      (880,354)             --
   Amortization of discount related to
      Warrants issued with Junior A Preferred
      Stock                                         880,354                      (880,354)             --
   Dividends on Senior A Preferred Stock
      ($261,570 outstanding at March 31, 2005)      372,472                      (634,054)       (261,570)
   Dividends on Senior A Preferred Stock
      for penalty related to non-effective
      status of Registration Statement (SB-2)       720,309                      (720,332)             (0)
   Conversion of Senior A Preferred and
      Junior A Preferred Stock to Common Stock                        --               --               0
   Stock-based compensation                         225,680                            --         225,680
   Net loss                                                                   (10,145,175)    (10,145,175)
                                                 ----------     --------      -----------     -----------
   BALANCE, March 31, 2005                       28,613,909           --      (27,562,704)        868,444
                                                 ==========     ========      ===========     ===========

                       POWERHOUSE TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 FOR THE PERIOD
                                                             FOR THE YEAR      FOR THE YEAR    FROM MAY 16, 2002
                                                           ENDED MARCH 31,   ENDED MARCH 31,     (INCEPTION) TO
                                                                 2005              2004          MARCH 31, 2005
                                                           ---------------   ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(10,145,175)      $(6,398,093)      $(18,871,428)
   Adjustments to Reconcile Net Loss to Net Cash Used
      in Operating Activities:
      Common stock issued for services                         1,250,920         1,203,650          2,454,695
      Equity in loss of investee                                  24,365           152,345            205,854
      Depreciation and amortization                              430,473                --            430,473
      Interest expense related to debt issuance costs            201,242            21,261            239,008
      Interest expense related to amortization of debt
         discount                                                172,042            37,766            193,303
      Interest expense related to beneficial conversion        1,717,726                --          1,717,726
      Stock option expense                                       225,680                              225,680
      Changes in operating liabilities:
         Accounts receivable                                     (11,473)          (22,938)           (34,411)
         Inventory                                               (69,975)          (16,088)           (86,063)
         Other current assets                                    (21,300)          (20,000)           (20,000)
         License fee                                                  --          (118,418)          (118,418)
         Other assets                                            (37,926)           (2,049)           (61,275)
         Accounts payable                                        247,704           807,510          1,177,767
         Accrued compensation                                   (278,637)          267,083             53,446
         Accrued liabilities                                      29,225           357,608            386,833
         Due to officer                                          (21,251)          (72,416)                --
                                                            ------------       -----------       ------------
   Net cash used in operating activities                      (6,286,360)       (3,802,779)       (12,106,810)
                                                            ------------       -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of First Person Software                       (1,276,937)               --         (1,276,937)
   Purchase of equipment                                         (15,847)               --            (15,847)
   Investment in equity of investee                                   --                --           (130,000)
                                                            ------------       -----------       ------------
   Net cash used in investing activities                      (1,292,784)               --         (1,422,784)
                                                            ------------       -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of finders' fee                                       (60,825)          (50,000)          (110,825)
   Payment of debt issuance costs                             (1,355,438)          (98,425)        (1,453,863)
   Principal payments on note payable to equity investee              --          (183,995)          (270,000)

   Advances on common stock subscriptions                             --                --          2,233,676
   Proceeds from convertible notes                               955,000         1,684,000          2,639,000
   Payments upon rescission of common stock                     (215,000)               --           (215,000)
   Proceeds from sale of common stock                                 --         3,258,683          3,258,683
   Proceeds from sale of preferred stock                       7,871,652                --          7,871,652
                                                            ------------       -----------       ------------
   Net cash provided by financing activities                   7,195,389         4,610,263         13,953,323
                                                            ------------       -----------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (383,755)          807,484            423,729
CASH AND CASH EQUIVALENTS, beginning of period                   807,484                --                 --
                                                            ------------       -----------       ------------
CASH AND CASH EQUIVALENTS, end of period                    $    423,729       $   807,484       $    423,729
                                                            ============       ===========       ============

NON-CASH  INVESTING AND FINANCING ACTIVITY:
   Issuance of note payable for acquisition of
      investment in equity investee                                   --                --       $    270,000
   Issuance of common stock in exchange for an
      investment in equity investee                                   --                --            100,000
   Issuance of common stock in connection with the
      acquisition of First Person Software, Inc.            $  1,196,135                --          1,196,135
   Debt discount recognized in connection with
      convertible notes                                               --       $   239,008            239,008
   Liabilities assumed upon Company's combination with
      Agate Technologies, Inc.                                        --           280,426            280,426
   Issuance of senior A preferred stock in connection
      with conversion of debt                                  2,649,000                --          2,649,000
   Issuance of shares for dividends                            1,092,816                --          1,092,816

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
   Interest                                                           --                --                 --
   Income Taxes                                                    2,658               800              4,258

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.        ORGANIZATION AND NATURE OF OPERATIONS

               RESTATEMENT OF FISCAL YEAR ENDED MARCH 31, 2005:

               The Company has restated its financial results for the fiscal year ended March 31, 2005 to 1) revise the accounting treatment given the Company's acquisition of First Person Software, Inc., and 2) revise the accounting treatment given to warrants issued in connection with Series A Senior Preferred Stock issued by the Company in 2004.

               In the Annual Report on 10-KSB as originally filed, the Company treated its acquisition of the 51% of First Person Software, Inc. that it did not previously own as an asset purchase for accounting purposes. The effect of this accounting treatment was that the Company recorded a deferred tax liability in the initial amount of $1,547,000, with a corresponding increase in the amount of the capitalized software technology asset. Additionally, the recognition of the deferred tax liability and increased software technology asset gave rise to additional amortization expense and deferred tax benefit in the Statement of Operations for the year ended March 31, 2005, amounting to $240,390 and $260,530, respectively. The Company subsequently reviewed the accounting treatment given this transaction and determined that the acquisition should have been treated as a business combination following the guidance in Statement of Financial Accounting Standards No. 141 and EITF No. 98-3. Accordingly, the deferred tax liability referred to above, including the related increases in the software technology asset, amortization expense, and deferred tax benefit, was reversed.

               Also in the Annual Report on 10-KSB as originally filed, the Company treated warrants issued in connection with its 2004 issuance of Series A Senior Preferred Stock as liabilities. The warrants were initially recorded at their estimated fair value, which was adjusted to market at the end of each reporting period. The Company subsequently determined, based on the guidance in EITF Topic D-98, that the warrants should have been treated as mezzanine equity and, as such, no mark to market adjustments should have been recorded. The effects of this change were to reduce interest expense by $692,000, reduce other income by $1,209,262, and reduce deemed and regular dividends by $2,903,155.

               Development Stage Operations - PowerHouse Technologies Group, Inc. (a Development Stage Company) (the "Company") is a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" and was incorporated under the laws of the State of Delaware on May 16, 2002 as PowerHouse Studios, Inc. On May 19, 2003, the Company completed a combination with Agate Technologies, Inc. ("Agate") and conducted a 1-for-122 reverse split of the Agate common stock. Unless otherwise specified, all share and per-share amounts have been retroactively adjusted to reflect the split. Concurrent with this transaction, the Company amended its Articles of Incorporation changing its name to PowerHouse Technologies Group, Inc.

               In June 2004, the Company acquired the remaining 51% of First Person Software, Inc. ("First Person") that it did not already own in consideration of cash and shares of the Company's Common Stock.

               The Company has limited operating history and limited revenues. Located in Redwood City, CA, the Company is in the business of developing, acquiring and marketing computing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company's corporate website is www.migosoftware.com.

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

               Management estimates that the current funds available and on-hand will be adequate to fund operations throughout fiscal 2006. The Company anticipates that revenue from the sale of its current product line will begin increasing during the first half of its fiscal year 2006. Subsequent to March 31, 2005, the Company completed a private placement with certain investors, with an aggregate offering price of $6,045,000, as more fully described in Note 12.

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

               Inventory - Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. At March 31, 2005 and 2004, inventory consisted of finished goods of which certain amounts were on consignment with third party distributors and resellers. Although the Company is principally in the business of developing software, to support sales of software licenses it may at times purchase hardware and resell it with its software pre-installed. As a result, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

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

               Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 128, "Earnings Per Share," the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all period presented, there is no difference between basic and diluted loss per share of Common Stock. Potential shares of common stock to be issued upon the exercise of options and warrants amounted to 2,867,401 and no shares at March 31, 2005 and 2004, respectively.

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

               Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS 123R effective January 1, 2005 in accordance with the standard's early adoption provisions. Prior to January 1, 2005, the Company's Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the year ended March 31, 2005, the Company recorded $225,680 of compensation expense related to the granting of stock options to employees.

               Advertising - Advertising costs are charged to expense as incurred and totaled $622,584 in 2005 and $83,550 in 2004.

               Research and Development - Research and development costs are charged to operations as incurred, and totaled $425,679 for 2005 and $108,932 for 2004. Some of the Company's products include certain software applications that are integral to the operation of the core product. The costs to develop such software have not been capitalized, as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software.

               Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company's financial instruments, including certain assets, accounts payable, accrued liabilities and debt, the carrying amounts approximate fair value due to their maturities.

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

               Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company maintains its cash balances with high credit quality financial institutions. At times cash deposits may be in excess of Federal Deposit Insurance Corporation's limits. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk.

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

               Prior to June 2004, the equity method of accounting was used for the Company's 49% investment in First Person Software ("First Person"), a private company. In June 2004, the Company acquired the remaining 51% of First Person for approximately $2,500,000 in cash and Common Stock. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and as more fully described in Note 3.

               Income Taxes - The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, Accounting for Income Taxes, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Reserves against deferred tax assets are provided when management cannot conclude that realization of such assets is probable.

               Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate certain exceptions for non-monetary exchanges of similar productive assets, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company does not believe that adoption of SFAS No. 153 will have a material effect on its financial position, results of operations, or cash flows.

               In September 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted earnings per share. The new guidance states that these securities should be included in the diluted earnings per share computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported earnings per share. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

               Through March 31, 2004 the Company recorded losses of $181,489, for the Company's 49% interest in First Person's net loss. For the period between April 1, 2004 through the date of the acquisition, the Company recorded a loss of $24,365. Therefore the balance of the Company's investment in First Person totaled $318,511 at March 31, 2004 and $294,146 at the date of acquisition.

               During the first quarter of fiscal year 2005, the Company purchased the remaining 51% of the outstanding shares of First Person that it did not previously own in consideration of cash and shares. The total purchase price was approximately $2,500,000, which included cash of $1,000,000, 217,938 shares of
               Common Stock valued at $1,000,000 at the date of the acquisition, direct acquisition costs of $349,000 and the elimination of certain inter-company accounts including $97,000 of accrued expenses, $208,000 of prepaid royalties and the remaining balance of the Company's investment in First Person totaling $294,000 at the date of acquisition. Also, there was additional purchase consideration contingent upon certain performance milestones.

               As a result of the issuance of 54,482 shares associated with the completion of certain milestones, the software technology asset was increased by $196,135 subsequent to the effective date of the acquisition.

               As of the effective date of the First Person merger, the purchase price was allocated to the assets and liabilities of First Person as follows:

Cash                                               $      403
Stock of the Company (to become treasury shares)      183,600
Software technology (Note 4)                        2,327,502
Accounts payable                                      (56,054)
                                                   ----------
                                                   $2,455,451
                                                   ==========

               The following unaudited pro forma consolidated statement of operations assumes that the acquisition occurred as of the beginning of the periods presented and presents pro forma financial information for the years ended March 31, 2005 and 2004. There would be no pro forma impact on revenue from this acquisition. In the Company's opinion, all adjustments necessary to present fairly such unaudited pro forma consolidated statement of operations have been made. The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the Company acquired First Person on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

                                                   For the years ended March 31,
                                                   -----------------------------
                                                        2005           2004
                                                    ------------   -----------
Net loss as reported                                $(10,145,175)  $(6,398,093)
Adjustment for First Person                             (156,075)     (723,030)
                                                    ------------   -----------
Pro forma net loss                                   (10,301,250)   (7,121,123)
Deemed and regular dividends                          (8,691,275)           --
                                                    ------------   -----------
Net Loss Applicable to Holders of Common Stock      $(18,992,525)  $(7,121,123)
                                                    ============   ===========
Net Loss Per Share Allocable to Holders of
   Common Stock - Basic and Diluted:

   As Reported                                            ($5.70)       ($1.95)
                                                    ============   ===========
   Pro Forma                                              ($5.61)       ($2.00)
                                                    ============   ===========

     4.        INTANGIBLE ASSETS

               Intangible assets, which result from the First Person acquisition entered into in June 2004, consist of the following:

Software technology asset   $2,822,337
Accumulated amortization      (433,751)
                            ----------
                            $2,388,586
                            ==========

               The Company is currently amortizing its acquired intangible asset over 5 years. Amortization expense related to the software technology asset amounted to $433,751 for the year ended March 31, 2005. No software technology amortization was recorded for the year ended March 31, 2004.

               The expected future annual amortization expense of intangible assets is as follows:

For the year ended March 31,
----------------------------
            2006               $  564,467
            2007                  564,467

            2008                  564,467
            2009                  564,467
            2010                  130,718
                               ----------
                               $2,388,586
                               ==========

     5.        DEBT

               Bridge Loan - Through March 31 2004, the Company issued $1,684,000 of secured convertible notes and warrants to individual investors. The notes accrued interest at a rate of 10% per annum commencing 90 days from the date of issuance, and were secured by all of the Company's assets. The notes were due at various dates through April 2005. The principal balance of the notes and any accrued and unpaid interest would automatically convert into units of equity upon a future qualified financing of not less than $8 million. The convertible notes included 5-year warrants to purchase 169,826 shares of the Company's common stock at $2.69 per share or 75% of the price of the next qualified stock offering. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the notes. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company determined that the notes also had a beneficial conversion feature, which the Company began amortizing to interest expense over the term of the notes along with the debt discount.

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

               In total, the Company recorded $656,500 of debt discount and $1,300,500 of beneficial conversion, of which $37,800, had been recorded as interest expense for the year ended March 31, 2004 and the remaining balance was expensed during the year ended March 31, 2005.

               In June 2004, the Company completed the initial closing of a qualified equity financing and converted $2,649,000 of convertible promissory notes to equity. These convertible promissory notes were all converted within their initial interest-free period during which no interest was charged on the face amounts. However, in connection with the conversion, the Company recorded the remaining unamortized debt discount and beneficial conversion feature to interest expense. For the year ended March 31, 2005, the Company recorded $1,889,768 of interest expense relating to the amortization of debt discount and the beneficial conversion feature.

               Upon conversion of the convertible notes to equity, the Company recorded an additional beneficial conversion effect of $692,000 as interest expense, as the exercise price of the warrants decreased to $2.29 per share. This was the lower of $2.69 or 75% of the price of the next qualified equity financing ($3.06 per share of Senior A Preferred Stock). In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the incremental beneficial conversion was limited to the original proceeds of the debt.

     6.        ACCRUED LIABILITIES

               Accrued liabilities consist of the following as of March 31:

                               2005       2004
                             --------   --------
Settlements payable          $484,386   $270,589
Options to be issued           95,284     80,056
Accrued operating expenses     85,529    401,442
                             --------   --------
                             $665,199   $752,087
                             ========   ========

               Settlements payable increased due to increased reserves for pending lawsuits (see Note 13), and accrued operating expenses decreased due to the release of $280,426 related to liabilities from the combination with Agate.

     7.        INCOME TAXES

               For the years ended March 31, 2005 and 2004, income tax expense amounted to $2,658 and $800, respectively, representing minimum California franchise taxes. There has been no provision for U.S. federal income taxes for any period as the Company has incurred operating losses in all periods.

               A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

                                            Year Ended March 31,
                                            --------------------
                                                2005     2004
                                               -----    -----
Statutory U.S. federal rate                    34.0%     34.0%
State income taxes, net of federal effect       4.5%      3.4%
Interest related to debt discount and
   beneficial conversion                       (6.4%)
Stock option expense                           (0.8%)
Other                                          (1.0%)    (1.4%)
Valuation allowance                            30.3%)   (36.0%)
                                               ----     -----
Effective Tax Rate                               --%       --%
                                               ====     =====

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2005 and 2004 are as follows:

                                                         2005           2004
                                                     -----------    -----------
Net operating losses                                 $ 5,823,440    $ 2,754,200
Other, primarily accrued expenses                         20,780          8,100
                                                     -----------    -----------
                                                       5,844,220      2,762,300
Less: Valuation allowance                             (5,844,220)    (2,762,300)
                                                     -----------    -----------
Net deferred tax assets                              $        --    $        --
                                                     ===========    ===========

               Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3.08 million and $1.5 million during the years ended March 31, 2005 and 2004, respectively.

               As of March 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14.9 million, which expire in the years 2020 through 2025. The Company also had net operating loss carryforwards for state income tax purposes of approximately $12.9 million, expiring in the years 2011 through 2015.

               Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.

     8.        STOCKHOLDERS' EQUITY

               Common Stock - Effective May 19, 2003, the Company completed a combination with Agate. The Company conducted a 1-for-122 reverse split of the Agate common stock for which the Company issued 888,525 shares of its Common Stock and assumed Agate's liabilities totaling $280,426. Additionally, the Company amended its Articles of Incorporation changing its name to PowerHouse Technologies Group, Inc. The combination was accounted for as a reverse acquisition. As a result, no goodwill was recorded.

               In April 2003, the Company issued 100,000 shares of its Common Stock to the President and Chief Executive Officer of Forward Solutions, Inc., a former wholly-owned subsidiary. Compensation expense of $500,000 was recorded in the year ended March 31, 2004 related to these shares.

               Common Stock Issued for Compensation and Consulting Services - For the year ended March 31, 2004, the Company issued 229,680 shares of Common Stock for services and recorded $703,650 of compensation expense and $139,650 as deferred compensation related to these shares (as more fully described below).

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

               For the year ended March 31, 2005, the Company issued 313,907 shares of Common Stock for services and recorded $1,250,920 of compensation expense (as more fully described below).

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

                    In February 2005, the Company issued 79,800 shares of Common Stock to certain individuals who operate as a group New Health Systems performing product development services. The Company recorded expense of $87,780 related to these shares. Additionally, in February 2005, New Health Systems completed the required work for which $139,500 of previously issued stock for services were issued. The Company recorded the remaining $139,500 of deferred compensation related to shares issued for services in fiscal 2004 to New Health Systems.

                    In March 2005, the Company issued 7,000 shares of Common Stock to Hugh Deane in full payment for services rendered in fiscal 2005. The Company recorded expense of $11,550 related to these shares.

                    In March 2005, the Company issued 19,500 shares of Common Stock to Andy Mills in satisfaction of prior debts for services. The Company recorded expense of $78,000 related to these shares.

               Common Stock Issued in Connection with Acquisition of First Person Software - In June 2004, the Company issued a total of 217,938 shares of Common Stock in connection with the Company's acquisition of those shares of First Person that were not previously owned by the Company. (Note 3). The Company also reserved for issuance an additional 108,991 shares of the Company's Common Stock, the issuance of which was contingent upon the satisfaction of certain performance milestones, which were achieved as described in Note 3.

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

               Senior A Preferred Stock

               In June 2004, the Company closed the first tranche of the Company's Senior A Units Offering, and issued 3,142,354 shares of Senior A Preferred stock and 785,589 5-year warrants to purchase shares of its Common Stock, in exchange for $8,732,605 from certain institutional investors. The purchase price included $6,083,605 at $3.06 per share and $2,649,000 received under previously issued convertible notes. The convertible promissory notes converted at $2.29 per share, which was 75% of $3.06 per share issued to other investors (See Note 5). The exercise price for the warrants was $3.83 per share and the warrants are immediately exercisable upon issuance.

               In August 2004, the Company closed the second and final tranche of the Company's Senior A Units Offering and issued 584,329 shares of Senior A Preferred Stock and 146,082 5-year warrants to purchase shares of its Common Stock, in exchange for $1,788,048 from certain institutional investors at $3.06 per share. The exercise price for the warrants was $3.83 per share and the warrants are immediately exercisable upon issuance.

               The holders of the Senior Series A Units had registration rights that required the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock issuable upon conversion of the Senior A Preferred Stock and the Common Stock issuable upon exercise of the warrants. In the event the Company is unable to cause the registration to be effective by the following dates: for convertible notes holders - 90 days from the date of issuance of Senior A Units (September 12, 2004); for the first tranche - 120 days from the date of issuance of Senior A Units (October 12, 2004), for the second tranche - 120 days from the date of issuance of Senior A Units (December 13, 2004), the Company would be penalized. The penalty accrued at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Senior A Units have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first 90 days in which the penalty is earned, the penalty is payable either in cash or in shares of Senior A Preferred Stock, at the Company's election. After that 90-day period expires, the penalty must be paid in cash. The total penalty accrued by the Company totaled $720,332 through the effective date of the registration, which the Company paid-in kind through the issuance of 214,160 shares of Series A Senior Preferred Stock and 21,033 shares of Common Stock for full settlement.

               In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the Series A Preferred Stock also had a beneficial conversion feature of $5,021,961 as of the date of issuance. The Company recorded this beneficial conversion feature as a deemed dividend upon issuance to be included in arriving at net loss applicable to holders of Common Stock.

               In connection with the June and August 2004 transactions, the Company granted to its private placement agent, 264,776 5-year warrants to purchase Senior A Preferred Stock at an exercise price of $3.06 per share and 68,559 warrants to purchase Common Stock at an exercise price of $2.29 per share. The

               Company calculated the fair value of the warrants using the Black-Scholes model to be $1,517,600 and $349,100, which the Company as cost of raising capital and as an offset to Additional Paid-in Capital.

               The following is a summary of the rights of Series A Preferred
               Stock:

               Dividends. Each share of Senior A Preferred Stock is entitled to receive, to the extent funds are legally available, non cumulative dividends, when and as declared by the Board of Directors, at the rate of 8.0% per year of the original purchase price (initially $3.06 per share), prior to and in preference to any declaration or payment of a dividend to the holders of the Junior A Preferred Stock or Common Stock. The dividend is payable commencing as of the date of issuance and thereafter semi-annually on June 1 and December 1 of each year, in either cash or in kind by issuance of additional shares of Senior A Preferred Stock, at the option of the Company. In addition, each share of Senior A Preferred Stock shares in all ordinary dividends or distributions, other than a liquidating distribution, declared or paid on the Common Stock or Junior A Preferred Stock, on an as-converted basis. Beginning on the second anniversary of the closing date of the Senior A Units Offering, if, during any semi-annual dividend accrual period, the closing price (determined on the basis of the average weighted daily trading price) of the Common Stock for 5 trading days falls below three times the original purchase price (appropriately adjusted for stock splits, stock dividends and the like), the dividend rate for that period shall increase to 12% per annum.

               For the year ended March 31, 2005, the Company recorded $634,054 of 8% dividends on the Senior A Preferred Stock. To satisfy a portion of this liability due through December 1, 2004, the Company issued 111,726 shares of Senior A Preferred Stock and 10,001 shares of Common Stock valued at $372,484. The outstanding liability at March 31, 2005 totaled $261,570. This liability was paid in stock subsequent to March 31, 2005.

               Keep Even Right. In the event the Company sells equity securities, convertible securities or warrants to any person, the holders of the Senior A Preferred Stock have the right to purchase their pro rata portion of such shares for a period of 45 days after the closing of such sale (the "Keep Even Right"). The Keep Even Right shall not apply to any underwritten public offering of Company equity securities by an internationally recognized underwriter at a price per share of Common Stock no less than three times the original purchase price (appropriately adjusted to reflect the occurrence of any stock split, stock dividend, stock combination, stock subdivision or like occurrences).

               Liquidation. In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each share of Senior A Preferred Stock is also entitled to a liquidation preference, in preference to any other class or series of the Company's capital stock, equal to 150% of the original purchase price (appropriately adjusted to reflect the occurrence of any stock split, stock dividend, stock combination, stock subdivision or like occurrences).

               Secured Party Status. The holders of the Senior A Preferred Stock were secured by a senior lien on the intellectual property and the Company's rights under management employment contracts of the Company.

               Conversion. The Company's Senior A Preferred Stock is convertible, at the option of the holder at any time, into such number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by the conversion price of $3.06 per share or, if there has been an adjustment of the conversion price, by the conversion price as last adjusted and in effect on the date any share or shares of Senior A Preferred Stock are surrendered for conversion. The Senior Preferred Stock was initially convertible at the rate of one share of Common Stock for each share of Senior A Preferred Stock, subject to adjustments for any stock split, stock dividend, stock combination, stock subdivision or like occurrences. The agreement allows for certain events to trigger mandatory conversion by the Company.

               Change in Conversion Price. If the Company issues or sells Common Stock without consideration or for a consideration per share less than the Conversion Price in effect immediately prior to the time of such issue or sale, then the Conversion Price shall be reduced to a price equal to the price paid (or deemed to have been paid) per share for such additional shares of Common Stock.

               Junior A Preferred Stock Issued in Conjunction with a Rescission Offer

               Contemporaneous with the Senior A Units Offering, the Company offered to certain of its existing shareholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by the Company) the opportunity to rescind the purchase of such shares for the cash consideration originally paid for the shares ($5.00 per share), with interest earned from the date such shares were originally purchased. Simultaneously, such stockholders were given the opportunity to invest cash in Junior Units, consisting of shares of Junior A Preferred Stock and Junior Warrants, exercisable for one (1) share of Common Stock at an exercise purchase price of $3.83 per share. The Junior A Preferred Stock has certain preferences over Common Stock, and the Junior Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.

               As a result of the Rescission Offer, the Company issued 1,010,250 shares of Junior A Preferred Stock, convertible into Common Stock upon demand in exchange for the same number of shares of the Company's Common Stock. The Company also issued 252,563 5-year warrants to purchase shares of its Common Stock at $3.83 per share. Holders of approximately 46,500 shares of Common Stock accepted the Rescission Offer for cash consideration, which resulted in a payout of principal and interest of approximately $254,649. The repurchased stock was retired. Holders of approximately 119,665 shares of Common Stock retained their ownership of Common Stock as originally purchased. The Company calculated the fair value of the 252,563 5-year warrants, issued to purchase shares of the Company's Common Stock, using the Black-Scholes model and recorded $880,354 as a deemed dividend (based on the relative fair value of the warrants and Junior A Preferred Stock). In accordance with EITF 00-27, the Company determined that the Junior A Preferred Stock then contained a beneficial conversion feature of $880,354 and recorded an additional deemed dividend to arrive at a net loss available to holders of Common Stock.

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

               Further, those stockholders who did not accept the Rescission Offer, either because they affirmatively rejected it or because they failed to respond to it, may still attempt to assert claims against the Company, as well as against certain directors and officers of the Company, relating to non compliance with the securities laws. The Company cannot predict with certainty that those claims will be barred by the Rescission Offer because the legal effect of the Rescission Offer is uncertain. To the extent those claims are brought and result in judgments for damages, the Company's business, financial condition and results of operations could all be harmed. The number of shares of Common Stock held by investors who were offered rescission under the Rescission Offer but did not accept the Rescission Offer aggregate of 119,665 shares, each of which was purchased at a price of $5.00. Even if the Company was to be successful in defending claims brought under applicable securities laws, their mere assertion could result in costly litigation and significant diversions of effort by management.

               Conversion of Series A Senior Preferred Stock and Series A Junior Preferred Stock into Common Stock

               During the fiscal year ended March 31, 2005, certain holders of Series A Senior Preferred Convertible Stock (the "Senior A Preferred Stock") and Series A Junior Convertible Preferred Stock (the "Junior A Preferred Stock") requested conversion of their shares into Common Stock, pursuant to their respective agreements. For the year ended March 31, 2005, there were 328,737 shares of Senior A Preferred Stock and 215,000 shares of Junior A Preferred Stock surrendered for conversion, and 543,737 shares of Common Stock were issued.

               Deemed Dividends

               For the year ended March 31, 2005, the Company recorded total deemed and regular dividends as follows:

Deemed dividend related to beneficial conversion feature on
   Senior A Preferred Stock                                           $5,576,181
Deemed dividend related to beneficial conversion feature of
   Junior A Preferred Stock                                              880,354
Amortization of debt discount related to Series A Junior Common
   Stock Purchase Warrants                                               880,354
Dividends related to Penalties paid to Senior A Preferred
   Stockholders for non-effective status of Registration Statement       720,332
                                                                      ----------
      Total Deemed Dividends                                           8,057,221
Senior A Preferred Stock Dividends                                       634,054
                                                                      ----------
      Total Deemed and Regular Dividends                              $8,691,275
                                                                      ==========

               There were no deemed or regular dividends for the year ended March 31, 2004.

     9.        OPTIONS

               Stock Option Plan - On December 8, 2004, the Board of Directors adopted and the stockholders approved the 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan") and reserved 1,125,000 shares for grant under the Stock Incentive Plan. The Company may issue stock options, restricted stock, or stock bonuses under the Stock Incentive Plan to employees, directors and consultants. Stock options granted under the Stock Incentive Plan may be granted at prices not less than the fair market value at the date of grant for incentive stock options.

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

               Compensation expense relating to stock options recognized in the quarter and year ending March 31, 2005 amounted to $225,680, representing the fair value of options granted, amortized on a straight-line basis over the vesting period. The weighted average grant date fair value of options granted was $1.02 per share.

               A summary of option activity under the Stock Incentive Plan for the year ended March 31, 2005 is as follows:

                                        Weighted Average
                                --------------------------------
                                          Exercise   Contractual
                                            Price        Life
                                 Option      per      Remaining,
                                 Shares     Share      in Years
                                -------   --------   -----------
Outstanding at April 1, 2004         --
Granted                         845,000     $1.02
Exercised                            --        --
Forfeited or expired                 --        --
                                -------     -----
Outstanding at March 31, 2005   845,000     $1.02        9.39
                                =======     =====        ====
Exercisable at March 31, 2005   181,111     $1.01        9.05
                                =======     =====        ====

               The aggregate intrinsic value of option shares outstanding at March 31, 2005 was $679,350. The aggregate intrinsic value of option shares exercisable at March 31, 2005, was $115,911.

               As of March 31, 2005, there was approximately $732,000 of total unrecognized compensation expense related to non-exercisable options granted (753,879 option shares at a weighted average grant date fair value of $0.97 per share), which is expected to be recognized over a weighted average period of 2.6 years. The Company has an available pool of options for issuance of 1,125,000. As of March 31, 2005 there were 280,000 available for grant. During the year the Company issued options at an exercise price ranging from $1.01 to $1.16 per share.

               Consultants - During 2005, the Company granted a total of 28,500 options to certain consultants for the purchase of the Company's Common Stock based on contractual arrangements which were not effectively issued as of March 31, 2005 for which the Company accrued a liability of $95,284.

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

               In July 2004, the Company entered into a 25-month lease agreement with a third party for 2,335 square feet of office space located in San Francisco, California. The agreement commenced March 1, 2005 and requires monthly lease payments of $4,281 which escalate to $4,475 through July 31, 2006. On February 4, 2005 the Company entered into a sub-lease agreement with an unrelated third party for the San Francisco, California space. The sublease commenced on February 21, 2005, and the sub-lessor will pay the Company an amount equal to the monthly rent through the termination of the sublease on July 31, 2006.

               Future minimum lease payments under these operating leases, net of sublease income, as of March 31, 2005, are as follows:

               Fiscal 2006   $254,000
               Fiscal 2007    240,000
               Fiscal 2008    229,000
               Fiscal 2009    215,000
                             --------
               Total         $938,000
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

               On January 4, 2005, the Company received a demand for arbitration from The Wall Street Group, a former service provider, which alleges breach of contract and related claims pursuant to an alleged contract for services, primarily services related to raising capital. The demand claims monetary damages, and an alleged option to purchase 138,948 shares of Common Stock. On September 26, 2005, the Company entered into a Settlement Agreement with WSG and Wall Street Consultants, Inc. ("WSC"). Under the Settlement Agreement, the Company paid WSG $328,000 and issued to WSC a five-year option to purchase up to 350,000 shares of the Company's common stock at $0.60 per share. The option agreement also grants to WSC certain piggyback registration rights.

               In the normal course of business, the Company is subject to various claims and litigation matters none of which in management's opinion will have a material effect on financial results.

               The Company is not aware of any additional litigation as of November 28, 2005 except as discussed in Note 12.

               Employment/Consulting Contracts

               In May 2002, the Company entered into an employment agreement with Jay Elliot, the Company's Chief Executive Officer, for a perpetual period terminable upon 30 days' notice by either party. The agreement calls for a salary at the rate of $240,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Pursuant to the agreement, Mr. Elliot was granted 700,000 shares of the Company's Common Stock. During the year ended March 31, 2005, Mr. Elliot and the Company mutually agreed to waive a retention bonus provision that was contained in his prior employment agreement, and agreed to provide Mr. Elliot a continuation of compensation and benefits for a period of twelve (12) months should he be terminated from the Company without cause.

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

               On July 15, 2003, PowerHouse Technologies Group, Inc. entered into a consulting agreement with Gregory Duffell, the Company's then Chief Operating Officer and International President, for a period of three years, subject to certain cancellation provisions including a mutual 90-day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with the Company, and provides for other restrictions to protect the intellectual and business property of the Company. During the year ended March 31, 2005, the consulting agreement was mutually amended and Mr. Duffell's title became Sr. Vice President and International President. Subsequent to March 31, 2005, the Company terminated its consulting agreement with Mr. Duffel.

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

               Wells a continuation of compensation and benefits for a period of six (6) months should he be terminated from the Company without cause. Subsequent to March 31, 2005, the Company terminated its employment agreement with Mr. Wells.

               On November 1, 2004, the Company entered into an employment agreement with Manijeh Moghis, the Company's then Chief Operating Officer terminable at any time upon notice by either party. The agreement called for a salary at the rate of $225,000 per annum. The agreement called for an annual target bonus of 50-100% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. In addition, the COO also received 500,000 options for the purchase of Common Stock, which were approved by the Board of Directors on January 20, 2005. The options began vesting over a period of three years over the following schedule: 12.5% of the total shares of Common Stock underlying the options shall vest three months from Ms. Moghis' employment start date, which was November 1, 2004, and thereafter, 1/36 of the total shares of Common Stock underlying the options shall vest on the first date of each full month during which Ms. Moghis remained employed with the Company during the 36-month vesting period. Ms. Moghis was also nominated to the Company's Board of Directors, and her nomination was approved by the Board of Directors. Subsequent to March 31, 2005 the Company terminated its employment agreement with Ms. Moghis, and she simultaneously resigned from the Company's Board of Directors. 131,944 of Ms. Moghis' options vested and, subsequently expired 90 days from date of termination.

               Guarantees

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

     12.       SUBSEQUENT EVENTS

               Private Placements - On September 26, 2005, the Company completed a private placement with certain investors of the Company's Common Stock, comprised of a total of 19,910,950 shares of Common Stock and warrants (the "Warrants") to purchase a total of 10,900,400 shares of the Company's Common Stock. The securities were sold at $0.32 per unit, with each unit consisting of one share of Common Stock and a warrant to purchase one-half of one share of Common Stock. The aggregate offering price was $6,045,000 and the aggregate placement fee was $191,360 and warrants to purchase 1,278,490 shares of Common Stock. Fifty percent (50%) of all Warrants issued are exercisable at $0.40 per share, and the remaining fifty percent (50%) are exercisable at $0.48 per share. All Warrants expire after three years, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 if the stock price should exceed $2.00 per share, and permit cashless exercise only if there is no registration statement in effect after one year. The proceeds of the private placement included $883,333 of principal and $23,765 of accrued interest converted into Common Stock from short-term bridge financing. The conversion consisted of a total of 3,779,700 shares of Common Stock at $0.24 per share.

               The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among the Company and the private placement investors who are named therein (the "Purchase Agreements"). As a condition to the transaction, all shares of the Company's Series A Senior Preferred Convertible Stock (the "Senior A Stock") were converted into 20,632,952 Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and a Warrant Exchange Agreement, dated as of September 26, 2005, was entered into with Middlebury Capital LLC under which the holders of warrants to purchase 264,775 shares at $3.06 per share exchanged their warrants for new warrants for 700,000 shares at $.40 per share. In addition, the Company executed a Registration Rights Agreement, dated as of September 26, 2005, by and among the Company and the private placement investors, wherein the Company agreed to register under the Securities Act of 1933, as amended (the "Securities Act") the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the Warrants issued in the private placement.

               The proceeds of the private placement will be used for working capital and general corporate purposes, including $120,904 applied to the repayment of the balance of the convertible notes that were not converted as part of the transaction.

               Change in Control Personnel - Subsequent to March 31, 2005:

          - Greg Duffel, Manijeh Moghis and R.B. (Rob) Hutchinson resigned from the Board of Directors,

          - Manijeh Moghis was terminated from her employment as Chief Operating Officer, Joshua Feller resigned from his position as Sr. Vice President, Sales, David Wells was removed as Chief Financial Officer, and Randy Hagin resigned his position as Vice President, Sales.

          - Kent Heyman, Alex Mashinsky and Greg Osborn were elected to the Board of Directors.

          - Kent Heyman became Chairman of the Board of Directors, Alex Mashinsky became Vice Chairman of the Board, and Richard Liebman was appointed as interim Chief Financial Officer

               Litigation - On June 9, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the Rescission Offer made by the Company in June 2004 (see Note 8, above) and, for that and other reasons, was excluded from participating in the Rescission Offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. The Company intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Effective as of October 20, 2005, the Company engaged Hein & Associates, LLP to serve as the Company's independent auditor. The Company's board of directors approved the engagement of Hein & Associates, LLP. Hein & Associates, LLP served as the Company's independent public accountants for the year ended March 31, 2004 and until the engagement of BDO Seidman, LLP ("BDO") as discussed below. During the period of BDO's engagement and all subsequent periods, the Company did not consult Hein & Associates, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of the Commission's Regulation S-B.

          On August 29, 2005, BDO notified the Vice President, Finance and Chairman of Board of the Company that BDO intended to resign as the Company's independent registered public accounting firm pending the filing of an amended Form 10-KSB for the year ended March 31, 2005 and filing of the Form 10-QSB for the quarter ended June 30, 2005.

          Except for a going concern modification stated in BDO's report dated June 13, 2005 which was included in the initial filing of the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2005, BDO's report on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. BDO served as the Company's independent registered public accounting firm only for the year ended March 31, 2005 and the first quarter of the ensuing fiscal year. During the period of its engagement and subsequent interim periods, there were (1) no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BDO's satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements; and (2) no other reportable events, as described in Item 304(a)(1)(iv) of the Commission's Regulation S-B, except that, as previously disclosed by the Company in the initial filing of its Annual Report on Form 10-KSB for the year ended March 31, 2005, BDO advised the Company that the Company did not maintain effective internal control over its financial reporting as of March 31, 2005 because of the following material weaknesses identified in management's assessment:

                         1. insufficient numbers of internal personnel
                    possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC;

                         2. insufficient numbers of internal personnel having
                    sufficient technical accounting expertise for certain complex transactions, resulting in the Company's reporting incorrect amounts in its financial statements; and

                         3. lack of audit committee to oversee the Company's
                    accounting and financial reporting processes, as well as oversight of the Company's independent auditors.

               The Company has requested BDO to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, is contained in the Company's Current Report on Form 8-K filed on October 26, 2005.

          On August 2, 2005 BDO informed the Company that the previously issued financial statements for the year ended March 31, 2005 included in the initial filing of the Company's Form 10-KSB for the year ended March 31, 2005, should not be relied upon because of identified errors in the quarterly financial data reported in note 13 to such financial statements. The correct quarterly information was included in note 7 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2005, but the quarterly report did not reconcile the incorrect figures reported in the Form 10-KSB. Since the initial filing of the Form 10-KSB for the year ended March 31, 2005, had not been amended as of that time to correct the numbers disclosed in note 13 to the financial statements, BDO also informed management that its report dated June 13, 2005, contained in the Form 10-KSB for the year ended March 31, 2005, should no longer be relied upon. The Company's Vice President, Finance discussed this matter with BDO Seidman, LLP.

          As indicated above, Hein & Associates, LLP has now been engaged to serve as the Company's independent auditor. Since Hein & Associates, LLP was the Company's independent auditor for years prior to the year ended March 31, 2005, and since Hein & Associates, LLP has been reengaged for future periods, the Company has directed Hein & Associates, LLP to reaudit the financial statements for the year ended March 31, 2005, to assure consistency with prior and subsequent years. The re-audited financial statements are included in this Annual Report on Form 10-KSB/A

ITEM 8A. CONTROLS AND PROCEDURES

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

Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. In connection with the audit of the Company's consolidated financial statements for the fiscal year ended March 31, 2005, and the review of the quarter ended September 30, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, Hein & Associates LLP, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 ) in the Company's internal controls.

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

However, subsequent to September 30, 2005, the Company was in the process of taking corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects. The Company also was successful in recruiting outside board members that will qualify as the Audit Committee Financial Expert as defined in
Item 401(e)(2) of Regulation S B, in anticipation of establishing an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

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

The Company intends to continue to evaluate the remediation efforts addressing the material weaknesses identified, and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of its internal controls over financial reporting that it will undergo during its 2006 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company intends to continue to review, evaluate and strengthen its controls and processes. The Board of Directors is performing oversight of the implementation of enhancements and improvements to our internal controls, and will transfer this responsibility to the Audit Committee.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The names of the members of the Company's Board of Directors and other persons who make a significant contribution to the Company's business, as well as biographical information for those persons as of December 7, 2005, are set forth below:

NAME                       AGE          POSITIONS AND OFFICES HELD                 SINCE
------------------------   ---   ----------------------------------------   ------------------
Jay Elliot                  66   Director, Chief Executive Officer          May 16, 2002
Kent Heyman                 50   Director, Chairman of the Board of         September 26, 2005
                                 Directors, Executive Chairman
Alex Mashinsky              40   Director, Vice Chairman of the Board       September 26, 2005
                                 of Directors
Greg Osborn                 41   Director                                   June 13, 2005
Richard Liebman             50   Interim Chief Financial Officer            September 26, 2005
Syed Aamer Azam             38   Vice President, Development                January 1, 2005

THE FOLLOWING PERSONS WHO SERVED AS OFFICERS OR DIRECTORS OF THE COMPANY AS OF MARCH 31, 2005, ARE NO LONGER WITH THE COMPANY:

Manijeh Moghis(1)           55   Director, Chief Operating Officer          November 1, 2004
Gregory Duffell(2)          43   Director, Sr. VP, International            May 16, 2002
R. B. (Rob) Hutchison(3)    48   Director                                   October 6, 2003
Joshua Feller(4)            45   Sr. Vice President, Business Development   April 1, 2003
David R. Wells(5)           42   Vice President, Finance                    January 1, 2004
Randy Hagin(6)              50   Vice President, Sales                      February 22, 2005

----------
(1) Subsequent to March 31, 2005, Ms. Moghis was terminated from her employment as Chief Operating Officer and she subsequently resigned from the Board of Directors.

(2) Subsequent to March 31, 2005, Mr. Duffel was terminated from his employment as Sr. VP, International, and he subsequently resigned from his position as director of the Company.

(3) Subsequent to March 31, 2005, Mr. Hutchinson resigned from his position as director of the Company.

(4) Subsequent to March 31, 2005, Mr. Feller resigned from his position as Sr. Vice President, Business Development of the Company.

(5) Subsequent to March 31, 2005, Mr. Wells was terminated from his position as Vice President, Finance of the Company.

(6) Subsequent to March 31, 2005, Mr. Hagin resigned from his position as Vice President, Sales of the Company.

JAY ELLIOT, AGE 66

Mr. Elliot has been Chief Executive Officer of the Company since May 2002 and served as the Chairman of the Board from May 2002 until September 2005. From February to December 2001, Mr. Elliot was the Chief Executive Officer of New Health Systems, a network technology company connecting physicians and vendors to patients and affiliated hospitals.

Mr. Elliot has over 30 years operating experience with corporations including IBM, Intel and Apple Computers. From 1980 to 1986, Mr. Elliot served as the Executive Vice-President of Apple Computers, reporting directly to Steven Jobs, founder and Chairman of the Board. In his role with Apple, Mr. Elliot was responsible for Finance, Managed Information Services (MIS), Real Estate, Apple Far East Sales, the Apple Foundation, and Corporate Planning. Mr. Elliot was also the Chief Operating Officer of the Macintosh division.

KENT HEYMAN, AGE 50

Kent Heyman joined our board of directors as executive chairman in September 2005. Mr. Heyman has served on the board of directors of Knova Software, Inc. (formerly ServiceWare Technologies, Inc.) since February 2002 and served as its president and chief executive officer from September 2001 until the consummation of the merger with Kanisa in February 2005. From June 1996 to December 2000, he served as senior vice president at Mpower Communications, a facilities-based communications provider. Prior to his tenure at Mpower, Mr. Heyman served as litigation department chairman and lead trial counsel for Dowling Magarian Aaron and Heyman, a law firm in Fresno, California. Mr. Heyman earned a doctor of law (J.D.) degree from the University of the Pacific's McGeorge School of Law, and received a bachelor's degree from California State University, Fresno.

Mr. Heyman was elected to his current position with the Company pursuant to the terms of the Common Stock and Warrant Purchase Agreements entered into in connection with the Company's private financing in September 2005.

ALEX MASHINSKY, AGE 40

Alex Mashinsky has been the Managing Partner of VenturiFX, an early stage venture capital firm for the last five years. Mr. Mashinsky founded several companies including Qlimo in 2002, Qwireless in 2001, Elematics in 2000, and Arbinet in 1996, where he served as its CEO until January 2000.

Mr. Mashinsky was elected to the Board pursuant to the terms of the Common Stock and Warrant Purchase Agreements entered into in connection with the Company's private financing in September 2005.

GREG OSBORN, AGE 41

Mr. Osborn was elected to the Company's Board of Directors in June 2005. Prior to launching IndiGo Ventures, (formerly known as Middlebury Capital) Mr. Osborn founded Seed Capital, which provided new business development, strategic partnering and fundraising services for Internet companies, and served as head of business development for FreeRide.com. His experience in finance and investment includes employment at L.F. Rothschild & Co., Drexel, Burnham, Lambert, Smith Barney Harris & Upham, Paine Webber, and Axiom Capital Management. Mr. Osborn holds a B.S. in Finance and Economics from Ramapo College of New Jersey. Mr. Osborn also serves on the Board of Directors of Icurie Inc and Advanced Nanotech, which are public companies, and ideavilliage.com, a private company

RICHARD LIEBMAN, AGE 50

Before joining PowerHouse, Mr. Liebman served as President of Liebman Capital since March 2003. From January 2002 until March 2003, he served as Chief Financial Officer of ServiceWare Technologies, Inc., a publicly held software company, now known as Knova Software Inc. From October 1998 until January 2001, Mr. Liebman was chief financial officer of eCal Corporation, a provider of Internet-based calendar services. Mr. Liebman's investment banking experience includes serving as a senior vice president of both Oppenheimer & Co. and Pennsylvania Merchant Group, as well as being a Principal with L.F. Rothschild, Unterberg Towbin. Mr. Liebman received his Bachelor of Arts degree in economics from Brown University and his Masters in Business Administration from Columbia Business School.

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

THE FOLLOWING EXECUTIVES ARE NO LONGER WITH THE COMPANY;

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

Subsequent to March 31, 2005, Mr. Duffel was terminated from his contract as Sr. Vice President and International President, and subsequently resigned from the Board of Directors.

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

Subsequent to March 31, 2005, Mr. Wells was terminated from his position as Chief Financial Officer of the Company.

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

Subsequent to March 31, 2005, Mr. Hagin resigned from his position as Vice President, Sales of the Company.

AUDIT COMMITTEE FINANCIAL EXPERT

Due to limited resources, the Company does not yet have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, on its audit committee.

AUDIT COMMITTEE

Subsequent to March 31, 2005, the Company established an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act, under the Chairmanship of Mr. Greg Osborn, an independent Director of the Company.

STOCKHOLDER RECOMMENDATION OF BOARD NOMINEES

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

CODE OF ETHICS

Due to limited resources, the Company has not yet adopted a Code of Ethics. The Company is in the process of approving Code of Ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

     Based on our review of the Commission's web site, we are unaware that any such forms were filed in fiscal 2005. It is our understanding that any individual first becoming an officer or director of the Company during the year should have filed beneficial ownership reports as well as any executive officer or director who acquired shares or options during the year. Greg Osborn was elected a director of the Company on June 13, 2005, but has yet to file an initial ownership report. Kent Heyman was elected an officer and director of the Company on September 26, 2005, but filed his initial ownership report 26 days late. Richard Liebman was elected an officer of the Company on September 26, 2005, but filed his initial ownership report 26 days late. Alex Mashinsky was elected a director of the Company on September 26, 2005, but has yet to file his initial ownership report. Jay Elliot received additional stock and options on September 26, 2005, but filed his Form 4 report seven weeks late.

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

                               ANNUAL COMPENSATION

                                                                                     ANNUAL
NAME AND POSITION                   YEAR   SALARY ($)   BONUS ($)   OTHER ($)   COMPENSATION ($)
---------------------------------   ----   ----------   ---------   ---------   ----------------
Jay Elliot,                         2005     240,000        --            --           --
Chairman, CEO                       2004     240,000        --            --           --
                                    2003     200,000        --            --           --
Manijeh Moghis,                     2005      93,750        --            --           --
Chief Operating Officer             2004          --        --            --           --
                                    2003          --        --            --           --
Gregory Duffell,                    2005     200,000        --        19,264           --
Director, International President   2004     200,000        --        10,483           --
                                    2003          --        --            --           --
Joshua Feller,                      2005     175,000        --            --           --
Sr. Vice President, Sales           2004     175,000        --            --           --
                                    2003          --        --            --           --
David R. Wells,                     2005     160,000        --            --           --
Vice President, Finance             2004      40,000        --            --           --
                                    2003          --        --            --           --
Syed Aamer Azam,                    2005      37,500        --            --           --
Vice President, Engineering         2004          --        --            --           --
                                    2003          --        --            --           --
Randy Hagin,                        2005      15,600        --            --           --
Vice President, Sales               2004          --        --            --           --
                                    2003          --        --            --           --

                                LONG-TERM PAYOUTS

                                        AWARD              PAYOUTS
                                    -------------   --------------------
                                      RESTRICTED
                                        STOCK         OPTIONS
                                    ($ AS OF DATE      (# OF      LTIP
                                    OF UNDERLYING    UNDERLING   PAYOUTS   ALL OTHER   COMPENSATION
NAME AND POSITION                       GRANT       SECURITIES     ($)        ($)           ($)
---------------------------------   -------------   ----------   -------   ---------   ------------
Jay Elliot,                                --              --       --         --           --
Chairman, CEO                              --              --       --         --           --
Manijeh Moghis,                          2005         500,000       --         --           --
Chief Operating Officer                    --              --       --         --           --
Gregory Duffell,                           --              --       --         --           --
Director, International President
Joshua Feller,                             --              --       --         --           --
Sr. Vice President, Sales                  --              --       --         --           --
David R. Wells,                          2005              --       --         --           --
Vice President, Finance                  2004         125,000       --         --           --
Syed Aamer Azam,                         2005         100,000       --         --           --
Vice President, Engineering
Randy Hagin,                             2005         100,000       --         --           --
Vice President, Sales

OPTION/SAR GRANTS IN FISCAL YEAR 2005

The Company granted 840,000 stock options to all employees during the fiscal year ended March 31, 2005. The Company did not grant any stock appreciation rights ("SARs") during the fiscal year ended March 31, 2005.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               [Individual Grants]

                   NUMBER OF     PERCENT OF TOTAL
                   SECURITIES      OPTIONS/SARS
                   UNDERLYING       GRANTED TO
                  OPTIONS/SARS       EMPLOYEES      EXERCISE OR BASE
      NAME         GRANTED (#)    IN FISCAL YEAR      PRICE ($/SH)     EXPIRATION DATE
      (A)              (B)              (C)                (D)               (E)
---------------   ------------   ----------------   ----------------   ---------------
Jay Elliot                --
Manijeh Moghis       500,000          59.52%               n/a               n/a
Gregory Duffell           --
Joshua Feller             --
David R. Wells       125,000          14.88%               n/a               n/a
Syed Aamer Azam      100,000           11.9%               n/a               n/a
Randy Hagin          100,000           11.9%               n/a               n/a

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2005 AND FISCAL YEAR 2005 OPTIONS/SAR VALUES

   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                   VALUES(1)

                                                           NUMBER OF
                                                           SECURITIES         VALUE OF
                                                           UNDERLYING       UNEXERCISED
                                                          UNEXERCISED      IN-THE-MONEY
                                                        OPTIONS/SARS AT   OPTIONS/SARS AT
                                                           FY-END (#)        FY-END (4)
                  SHARES ACQUIRED ON   VALUE REALIZED     EXERCISABLE/      EXERCISABLE/
      NAME           EXERCISE (#)           ($)          UNEXERCISABLE     UNEXERCISABLE
      (A)                 (B)                (C)              (D)               (E)
---------------   ------------------   --------------   ---------------   ---------------
Jay Elliot                --                 --                --                 --
Manijeh Moghis            --                 --                --                 --
Gregory Duffell           --                 --                --                 --
Joshua Feller             --                 --                --                 --
David R. Wells            --                 --                --                 --
Syed Aamer Azam           --                 --                --                 --
Randy Hagin               --                 --                --                 --

(1) There were no exercises of options for the fiscal year ended March 31, 2005 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

DIRECTOR COMPENSATION

For the year ended March 31, 2005, With the exception of R.B.(Rob) Hutchinson, no directors are compensated for their services as directors. Mr. Hutchinson was compensated with 40,000 shares of restricted Common Stock for his services rendered as director of the Company.

EMPLOYMENT CONTRACTS

The Company has entered into an Employment Agreement with Jay Elliot as of September 26, 2005, under which Mr. Elliot is to serve as President and Chief Executive Officer of the Company. Under the provisions of Mr. Elliot's employment agreement, Mr. Elliot is entitled to a base salary of $200,000 per year with an annual bonus of up to $150,000 per year. In addition, Mr. Elliot has been granted options to purchase 2,700,000 shares of common stock with vesting over three years. In connection with the Employment Agreement, the Company issued to Mr. Elliot 300,000 shares of restricted common stock which will vest on January 1, 2007, or upon his termination of employment by the Company without cause. Mr. Elliot is also entitled to participate in the Company's benefit plans available to other executives. The Employment Agreement provides that employment is terminable upon 30 days notice from either party. Under his Employment Agreement, Mr. Elliot is entitled to a severance compensation equal to one year's base salary if his employment is terminated by the Company without cause or by Mr. Elliot for good reason. Additionally, 100% of Mr. Elliot's stock options will vest if his employment is terminated by the Company without cause or by Mr. Elliot for good reason.

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

The Company has entered into an Agreement with Alex Mashinsky under which Mr. Mashinsky became Vice Chairman of the Board as of September 26, 2005. The initial term of the Agreement is for one year, subject to renewal thereafter. Under the Agreement, Mr. Mashinsky is to provide consulting services to the Company and receive compensation at the rate of $200,000 per year. Mr.

Mashinsky has been granted options to purchase 1,020,000 shares of common stock, vesting over an 18 month period. In connection with the Agreement, the Company issued to Mr. Mashinsky 180,000 shares of restricted common stock which will vest on January 1, 2007, or upon his removal from the Company's Board of Directors without cause.

The Company has entered into an Agreement with Richard Liebman under which Mr. Liebman will serve as the interim Chief Financial Officer of the Company as of September 26, 2005. The Agreement is on a month to month basis, subject to termination by either party at any time. Mr. Liebman will receive base compensation at the rate of $160,000 per year. Mr. Liebman has been granted options to purchase 750,000 shares vesting over a three year period.

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

On July 15, 2003, the Company entered into a consulting agreement with Gregory Duffell, the Company's then Chief Operating Officer and International President, for a period of three years, subject to certain cancellation provisions including a mutual 90-day notice period. The agreement calls for annual payments of $200,000 paid semi-monthly, and provides for the reimbursement of approved expenses including living expenses while in the United States. The agreement restricts the consultant from engaging in other business activities while under contract with the Company, and provides for other restrictions to protect the intellectual and business property of the Company. During the year ended March 31, 2005, the consulting agreement was revised and Mr. Duffell's title became Sr. Vice President and International President. Subsequent to March 31, 2005, Mr. Duffel's consulting agreement with the Company was terminated.

On January 1, 2004, the Company entered into an employment agreement with David Wells, the Company's Vice President Finance Operations, for a perpetual period terminable upon 30 days notice by either party. The agreement calls for a salary at the rate of $160,000 per annum and is subject to review no less than annually. The agreement calls for an annual target bonus of 25% of the then current base salary, pursuant to a bonus plan to be adopted by the Board of Directors. Mr. Wells also received 125,000 options for the purchase of Common Stock, which were approved by the Board of Directors on January 20, 2005. During the year ended March 31, 2005, the agreement between Mr. Wells and the Company was mutually amended. The amendment called for a new title as "Vice President, Finance", and agreed to provide Mr. Wells a continuation of compensation and benefits for a period of 6 months should he be terminated from the Company without cause. Subsequent to March 31, 2005, Mr. Wells' employment with the Company was terminated.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of voting securities of the Company as of November 28, 2005, by each person known by the Company to own beneficially more than 5% of the outstanding voting securities. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 555 Twin Dolphin Drive, Suite 650, Redwood City, California, 94065.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                     AMOUNT BENEFICIALLY OWNED AND    PERCENTAGE
TITLE OF CLASS            NAME AND ADDRESS                NATURE OF OWNERSHIP          OF CLASS
--------------   ---------------------------------   ------------------------------   ----------
Common Stock     Alex Mashinsky                      6,717,991--direct and indirect      14.4%
Common Stock     LB I Group, Inc. 399 Park Avenue,         4,395,395--direct              9.7%
                 New York, NY 10022
Common Stock     Jay Elliot                                 3,700,000-direct              8.1%

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

The following table sets forth the beneficial ownership of voting securities of the Company as of November 28, 2005, by (a) each of the named executive officers of the Company referred to above under Item 10, "Executive Compensation"; (b) each director of the Company; and (c) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 555 Twin Dolphin Drive, Suite 650, Redwood City, California, 94065.

                        SECURITY OWNERSHIP OF MANAGEMENT

                                              AMOUNT BENEFICIALLY OWNED AND      PERCENTAGE OF
TITLE OF CLASS         NAME AND ADDRESS            NATURE OF OWNERSHIP               CLASS
--------------   --------------------------   -----------------------------   ------------------
Common Stock     Jay Elliot                       3,7000,000--direct (3)              8.1%
Common Stock     Kent Heyman                      1,500,000 - direct (4)              3.3%
Common Stock     Alex Mashinsky                   6,717,991 - direct and             14.4%
                                                       indirect (5)
Common Stock     Greg Osborn                      1,315,420 - direct
                                                       and indirect                   2.8%
Common Stock     Gregory Duffell                      500,000--direct                 1.1%
Common Stock     Manijeh Moghis                    368,056--indirect(1)          Less than 1%
Common Stock     David Wells                            125,000(2)               Less than 1%
Common Stock     Joshua Feller                        100,000--direct            Less than 1%
Common Stock     Syed Aamer Azam                     100,000--indirect           Less than 1%
Common Stock     Randy Hagin                         100,000--indirect           Less than 1%
Common Stock     Robin Hutchison                      27,500--direct             Less than 1%
Common Stock     All officers and directors             12,024,085                   26.4%
                 as a group

FOOTNOTES

(1) Excludes options to purchase 131,944 shares of Common Stock, which expired on September 10, 2005.

(2) Includes options to purchase 104,167 shares of Common Stock, which are exercisable within 60 days.

(3) Includes 300,000 restricted shares that vest January 1, 2007 and 2,700,000 shares pursuit to stock option grant that vest over three years ended September 26, 2008.

(4) Includes 300,000 restricted shares which vest on January 1, 2007, and 1,200,000 shares pursuit to stock option grant that vest over an 18 month period.

(5) Includes 180,000 of restricted shares that vest on January 1, 2007 and 1,020,000 shares pursuit to stock option grant that vest over an 18 month period.

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

The Company entered into a placement agency agreement, dated as of April 7, 2004, with Middlebury Capital, LLC ("Middlebury Capital") in connection with the Senior A Units Offering, pursuant to which, and in conjunction with other underwriter compensation, Middlebury Capital was granted five-year warrants to purchase up to 68,559 shares of Common Stock (the "Common Placement Agent Warrants") and five-year warrants to purchase up to 264,775 shares of Senior A Preferred Stock (the "Preferred Placement Agent Warrants" and together with the Common Placement Agent Warrants, the "Placement Agent Warrants"). Greg Osborn, a director of the Company, is a Principal Officer of Middlebury Capital.

See description of agreements with directors and officers described in Item 10, above.

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

10.1    Development Agreement, dated March 30, 2005, between the Company and
        M-Systems Flash Disk Pioneers Ltd, hereby incorporated by reference to
        Exhibit 10.1 of the Annual Report on Form 10-KSB filed with the SEC on July 28, 2005

10.2    2004 Omnibus Stock Incentive Plan, hereby incorporated by reference to
        Exhibit 10.1 of the Quarterly Report on Form 10-QSB/A filed with the SEC on February 22, 2005.

10.3    Form of Common Stock and Warrant Purchase Agreement dated as of
        September 26, 2005, hereby incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

10.4 Form of Warrant dated September 26, 2005, hereby incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

10.5 Registration Rights Agreement dated as of September 21, 2005, hereby incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

10.6 Agreement dated September 26, 2005, between the Company and Kent Heyman, hereby incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

10.7    Employment Agreement dated September 26, 2005, between the Company and
        Jay Elliot, hereby incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

10.8    Agreement dated September 26, 2005, between the Company and Alex
        Mashinsky, hereby incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

10.9    Agreement dated September 26, 2005, between the Company and Richard
        Liebman, hereby incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

10.10   Settlement Agreement dated September 26, 2005, between the Company, The
        Wall Street Group, Inc. and Wall Street Consultants, Inc., hereby incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-QSB filed with the SEC on December 14, 2005.

16. Letter regarding the change in independent accountant, hereby incorporated by reference from the Company's Current Report on Form 8-K filed on October 26, 2005.

21.     List of subsidiaries

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

REPORTS ON FORM 8-K

The following Form 8-K reports were filed during the last quarter of the fiscal year ended March 31, 2005 and are hereby incorporated by this reference:

Form 8-K filed on March 22, 2005, with respect to Item 4.01, Changes in Registrant's Certifying Accountant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for services BDO provided during fiscal year 2005

                          2005
                        --------
Audit fees(1)           $128,228
Audit related fees(2)    $38,652
Tax fees                      --
All other fees                --
                        --------
   Total                $166,880
                        ========

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

The Company's Audit Committee has determined that the provision of non-audit services by BDO is compatible with maintaining their independence, and none of such services were pre-approved pursuant to the de minimis exception provided in
Section 10A(i)(1)(B) of the Exchange Act.

The following table sets forth fees for services Hein provided during fiscal year 2004 and with respect to fiscal 2005:


                          2004          2005
                        --------      --------
Audit fees(1)           $79,332       $149,183
All other fees(2)        $5,000        $43,621
                        -------       --------
   Total                $84,332       $192,804
                        =======       ========

(1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financial statements and advice on accounting matters that arose during the audit.

(2) Represents fees in connection with the Company's purchase of First Person Software, Inc. and for services in connection with filing Registration Statement.

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

                                POWERHOUSE TECHNOLOGIES GROUP, INC.


Date: December 21, 2005         By: /s/ Jay Elliot
                                    --------------------------------------------
                                    Jay Elliot
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: December 21, 2005         By: /s/ Richard Liebman
                                    --------------------------------------------
                                    Richard Liebman
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: December 21, 2005         By: /s/ Jay Elliot
                                    --------------------------------------------
                                    Jay Elliot
                                    Chief Executive Officer


Date: December 21, 2005         By: /s/ Kent Heyman
                                    --------------------------------------------
                                    Kent Heyman
                                    Director


Date: December 21, 2005         By: /s/ Alex Mashinsky
                                    --------------------------------------------
                                    Alex Mashinsky
                                    Director


Date: December 21, 2005         By: /s/ Greg Osborn
                                    --------------------------------------------
                                    Greg Osborn
                                    Director