Form 10KSB
period 2005-12-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2006-04-21
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from April 1, 2005 to December 31, 2005
Commission File No. 333-5278-NY
POWERHOUSE TECHNOLOGIES GROUP, INC.
(Name of small business issuer in its charter)

Delaware	94-3334052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 Twin Dolphin Drive, Suite 650 Redwood City, California (Address of principal executive offices)	94065 (Zip Code)
Issuer’s telephone number:
(650) 232-2600
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES ☐     NO ☑
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
      State issuer’s revenues for the most fiscal year (April 1, 2005 — December 31, 2005) $194,199.
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a March 17, 2006: $20,955,337.
      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 65,485,429 as of March 31, 2006.
      Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☑

PART I.
      This Form 10-KSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which we operate, our product development plans, business strategy, financial estimates, continued acceptance of our products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continues” or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of our products and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB could cause our actual results to differ significantly from those contained in any forward-looking statements.
      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB to conform forward-looking statements to actual results.
      As used in this report, the terms “we”, “us”, “our”, “our company” and “PowerHouse” mean PowerHouse Technologies Group, Inc. and its subsidiaries.
      Migo® is a registered trademark of ours. Microsoft®, Windows®, Outlook®, MSN®, are all registered trademarks of Microsoft Corporation. Lotus Notes®, is a registered trademark of Lotus Development Corporation.

ITEM 1.	DESCRIPTION OF BUSINESS
      We are in the business of developing, acquiring and marketing software designed to improve the way mobile information is personalized, secured, carried and accessed.
Our Technology: The Migo®
      We have developed Migo® (“Migo”), a software computing system that performs advanced synchronization, personalization and data management functions when installed on portable memory-storage devices that use USB ports on Windows-based computers. We believe that Migo has the potential to change the way people work with and away from their personal computers, whether in the office, at home, or from other remote locations while traveling.
      Migo seeks to significantly improve the mobile computing experience. Migo is designed to make it very easy for users to take their unique, personal data with them, without the need to bring along their laptop or link back to their office machine. Migo allows users to easily load their entire personalized desktop environment, Microsoft® Outlook® e-mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features, and then access their personal data on any other Windows-based, “guest” computer. Migo is designed so that once it has been disconnected from a “guest” computer, no trace of the user’s computer environment or its data will be left behind on the “guest” machine.
      Migo software currently supports the Microsoft® Windows® operating system (Win 98SE to XP) and Outlook® and Outlook Exchange® email programs. We are developing Migo software to function with other popular email applications such as Outlook Express® and Lotus Notes®, new web browsers such as Mozilla Firefox, and other frequently used tools and applications. Migo is in the process of researching and developing a range of Migo software for use on other hardware devices, including larger capacity SIM Card storage devices, MP3 music players, portable disc drives, cellular phones, digital cameras, PDAs and other mobile data communication platforms. We believe these products will have the potential for customized use across a broad range of industries, including healthcare, insurance, banking and financial services and education.

Agreement with M Systems Flash Disk Pioneers Ltd.
      On March 30, 2005, we entered into a three-year Development Agreement with M Systems Flash Disk Pioneers Ltd. (“M-Systems”). Pursuant to the Development Agreement, we granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute our Migo products, and to use related trademarks, as an integrated part of M-Systems’ USB flash drive product lines. Migo products are offered to M-Systems customers with either (i) limited functionality or (ii) full functionality for a period of 45 days, after which the end-user may purchase a license directly from us to continue full functionality or otherwise retain limited functionality. We are obligated to develop software applications to bundle our Migo products with M-Systems USB Drives, and we agreed to provide first level support for Migo products to M-Systems and M-Systems’ customers and end-users, if desired. We are also prohibited from (i) providing any other party or their customers with services or applications for USB Drives that are provided to M-Systems under the Agreement, and (ii) bundling Migo products with any USB Drive other than M-System’s USB Flash drives.
Sales Channels
      We sell our products through various channels and in a variety of different markets. Sales efforts are accomplished though the following:

1.	Partnership Agreements:
We have entered into an agreement to license our software for distribution by M-Systems. We expect to enter into additional software licensing contracts with other hardware manufacturers and distributors. We also anticipate selling software upgrades and service contracts to existing users of our products and users of other USB Flash drive products.

2.	Web-based sales: We are currently selling Migo software and bundled products directly to consumers through our website, www.migosoftware.com.

3.	International sales: We have entered into distribution and reseller agreements to sell our products in Japan and are seeking other resellers outside the United States.
Patents, Proprietary Technology and Other Intellectual Property
      We rely primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we seek to avoid disclosure of our trade secrets by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our software source code. We also rely on unpatented proprietary know-how in developing our products, and employ various methods, including confidentiality agreements with employees, consultants and others, to protect our trade secrets and know-how.
      Irrespective of the foregoing, we cannot be sure that these methods of protecting our proprietary technology, information and know-how will afford complete protection. Patents may not be enforceable or provide us with meaningful protection from competitors. If a competitor were to infringe on our patents, the costs of enforcing our patent rights might be substantial or even prohibitive. Likewise, we cannot be sure that others will not independently develop our trade secrets and know-how or obtain access to them.
      Despite our efforts to protect our proprietary rights, others may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

      We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, results of operations and financial condition.
Governmental Regulation
      Our products are not subject to approval from the United States government, with the exception of export restrictions to certain countries. Our business operations do not fall under federal, state, or local environmental regulations. We do not anticipate current or future government regulation to have a material adverse affect on our capital expenditures, earnings, or competitive position.
      However, any additional government regulation of imports or exports could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed further regulation of encryption technology. Additional regulation of encryption technology could add to the expense of product development and enhancements. Because foreign competitors are subject to less stringent controls on the export of encryption technology, they may have a competitive advantage over us in both foreign and domestic technology markets.
Product Development
      Our research and development expenses totaled $590,291 for the nine months ended December 31, 2005, compared to $425,679 for the twelve months ended March 31, 2005. The majority of our development costs are focused on meeting our technical plan, which calls for further developments and enhancements of the Migo software to enable us to cater to a wider audience of users.
Employees
      As of December 31, 2005, we had 16 full-time employees, as well as a number of consultants who provided administrative and management services similar to those that would be provided by full and part-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.
History
      We were founded in May 2002 as PowerHouse Studios, Inc. (“PowerHouse Studios”). On May 19, 2003, PowerHouse Studios completed a business combination with Agate Technologies, Inc., a publicly traded company (“Agate”). Following that transaction, we changed our name to “PowerHouse Technologies Group, Inc.” and effected a 1:122 reverse stock split. Unless otherwise noted, all share and per-share information is presented on a post-split basis. On June 18, 2004, we acquired the 51% of First Person Software, Inc. (“First Person”) that we did not previously own; the transaction was effected through a merger of First Person with and into PowerHouse Acquisition, LLC (“PowerHouse Acquisition”), a wholly-owned subsidiary of ours, with PowerHouse Acquisition remaining as the surviving entity. (See Note 3 to our consolidated financial statements). For accounting and financial purposes, PowerHouse Studios is considered our predecessor, and we prepare and report on our financial statements, including those contained in this Annual Report on Form 10-KSB, on that basis. For certain other purposes, however, including to assure the completeness of the publicly available information concerning us that is set forth herein, we include information relating to Agate as if we were the successor to Agate for all relevant periods.

Risk Factors
      You should consider carefully the risks described below and other information in this Form 10-KSB. If any of the events identified in the following risk factors actually occur, they could materially adversely affect our business, financial condition and results of operations.

We have a history of losses, and we expect to incur significant losses for an indefinite period of time.
      We were a development stage company until the quarter beginning on July 1, 2005. We have had limited revenues to date, and we have sustained substantial net losses from operations. There can be no assurance that we will ever generate significant revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, our financial condition, and our results of operations. For the nine months ended December 31, 2005, we incurred a net pre-tax loss of $5,288,133 and, as of December 31, 2005, had an accumulated deficit of $33,220,341. Our net losses have continued in the current fiscal year.

If we are unable to obtain additional capital when needed, we may not be able to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs, which would materially adversely affect our business.
      No assurance can be given that the proceeds from the recently completed equity placements will satisfy our capital requirements. We cannot provide assurances that we will be able to develop our business to the point of generating consolidated net operating profits and positive cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, we would seek to institute cost-saving measures that would not only reduce overhead, but also curtail operations. We cannot assure that such measures, if implemented, will be sufficient to offset all of our operating expenses. If any capital subsequently raised from sales of securities is not sufficient to fund the balance of our operating expenses after we implement cost-cutting measures, we could be forced to discontinue certain operations.
      Any further issuance of additional equity securities by us to raise capital may be on terms that are detrimental to existing stockholders. In order to meet our capital requirements, we may continue to offer equity securities for sale, and existing stockholders may experience additional dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of our equity securities.

Failure to achieve market acceptance of our products would materially adversely affect our business.
      Our business prospects are dependent upon our perceived market need for small, portable memory devices, suitable for linkage with all common computer hardware utilized by individual personal computer users. Our business will be subject to all the risks associated with introducing and marketing a new product or service.

Because of the importance of technology to our business, our inability to maintain our technological position in the mobile data and data storage industry could result in lower revenues and higher research and development expenditures, which could materially adversely affect our results of operations and our ability to achieve profitability.
      Competition within the mobile data and data storage industry is characterized by several key factors, including the following:

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
      The mobile data and data storage industry is highly competitive and we expect competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better products. Our competitors could develop products and technologies that could render our products and technologies obsolete. Many of our competitors have considerably greater resources, including financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. As a result, these competitors may be in a better position than us to respond quickly to, or to significantly influence, rapid technological change and consumer demand.
      Continuing changes in technology and industry standards could render our data storage products unmarketable or obsolete. The markets for our products change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards. New products and technologies often render existing technology-orientated products, services or infrastructure obsolete, too costly or otherwise unmarketable. Our success depends on our ability to introduce innovations in our products and services, integrate new technologies into current products, and develop new products and services, all on a timely basis. There is no guaranty that we will be successful in achieving these goals, or that we will do so in a manner sufficiently timely to ensure that we are able to compete successfully for customers and market share. In addition, if we fail to incorporate the features, performance criteria and security standards in our products and services that customers require, market acceptance of our products may not materialize, or may be significantly delayed, and our revenues will level off or decline as a consequence.
      Technological advances also require us, on a continuing basis, to commit substantial resources to acquiring and applying new technologies for use in our products and services. Product development for data storage products requires substantial lead time for engineering and testing. If we do not commit resources to developing and selling products incorporating new technologies at the rate demanded by our markets, our products and services may be rendered obsolete, revenues could suffer, and we may not achieve profitability. Even if we do develop new or enhanced products and services, we cannot assure that these products will gain acceptance in the marketplace. Failure of any of these products and services could adversely affect revenues and prevent us from achieving profitability.
      The competitive factors described above may have a material adverse effect on our future operating results, including reduced profit margins and loss of market share. Accordingly, there can be no assurance that we will be successful in our ability to enhance current products and develop and introduce future products that will achieve market acceptance. Our future is largely dependent on the development of new products including our enhancements and new applications. These products and services are in varying stages of development, and there can be no assurance that the development of these products and services will be successfully or timely completed.

As we rely on third parties to bundle our software for sale to end users, our business may suffer if our partners fail to deliver their products in a reliable, timely and cost-efficient manner.
      Our software is currently bundled on flash drives marketed by our partners. Any termination or significant disruption in these relationships, or any material adverse change in the financial condition of one of these partners, would have a material adverse effect on our financial condition and results of operations. Although we believe that our relationships with our partners, primarily M-Systems, are stable and positive, there can be no assurance that these relationships will continue or that these partners will continue to be in a position to manufacture products for us in a timely and cost efficient manner. Although we are attempting to reduce the adverse impact that problems with these partners could cause by developing relationships with other partners, there is no assurance that we will be able to replace these partners should a disruption in the relationship occur.

      There can also be no assurance that third party partners will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities or that third party products will not contain defects or errors. We may experience lost revenues due to a third party’s delay in correcting defects in our products, delay in getting an adequate supply of their products to the market, or from any decline in a third party product’s market share.

Our common stock price is subject to significant volatility, which could result in losses for investors.
      The market price of our Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. Within the last two years, the closing price of our Common Stock has varied from a high of $5.80 to a low of $0.47 per share. The closing price of the Common Stock on March 31, 2006, was $0.55. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcements of our financial results and business developments may have a significant impact on the market price of our Common Stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of the Common Stock:

•	shortfalls in revenues or cash flows from operations;

•	failure to attain and maintain profitability;

•	failure to maintain the qualification for the Common Stock to trade on the NASD Over-the-Counter Bulletin Board (“OTC Bulletin Board”);

•	delays in development or roll-out of our products and services; and

•	failure to maintain our competitive position, whether as a result of our failure to deliver new and innovative products in response to marketplace demands or new product introductions, acquisitions or technological innovations by one or more competitors of ours.
      In addition, the stock market experiences extreme fluctuations in price and volume that particularly affect the market prices of shares of emerging and technology companies, such as us. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts, and the price of our Common Stock could decline as a result.
      As our stock is traded on the OTC Bulletin Board, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such rule, various practice requirements are imposed on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to purchase. Consequently, the rule may deter broker-dealers from recommending or purchasing our Common Stock, which may further affect the liquidity of our Common Stock.
      Our failure to be listed on an exchange or NASDAQ makes trading our shares more difficult for investors. It may also make it more difficult for us to raise additional capital. Further, we may also incur additional costs under state blue sky laws in connection with any sales of our securities.

Legal and regulatory developments regarding product approval or imports and exports could increase our costs or adversely affect our competitive position, which could have adverse consequences for our business.
      Currently, our products are not subject to approval from the United States government, with the exception of export restrictions to certain countries. Our business operations do not fall under federal, state, or local environmental regulations. We do not anticipate current or future government regulation to have a material adverse affect on our capital expenditures, earnings, or competitive position.

      Any additional government regulation of imports or exports, however, could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed further regulation of encryption technology. Additional regulation of encryption technology could add to the expense of product development and enhancements. Because foreign competitors are subject to less stringent controls on the export of encryption technology, they may have a competitive advantage over us in both foreign and domestic technology markets.
      As our proprietary intellectual property rights are material to our success, misappropriation of those rights or claims of infringement or legal actions related to intellectual property could materially adversely impact our financial condition and operations.
      We rely primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. In addition, we seek to avoid disclosure of our trade secrets by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our software source code. We also rely on unpatented proprietary know-how in developing our products, and employ various methods, including confidentiality agreements with employees, consultants and others, to protect our trade secrets and know-how.
      Irrespective of the foregoing, we cannot be sure that these methods of protecting our proprietary technology, information and know-how will afford complete protection. Patents may not be enforceable or provide us with meaningful protection from competitors. If a competitor were to infringe on our patents, the costs of enforcing our patent rights might be substantial or even prohibitive. Likewise, we cannot be sure that others will not independently develop our trade secrets and know-how or obtain access to them.
      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.
      We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

Since we may continue to have potential liability for violations of federal securities laws and California’s blue sky law even after the completion of the rescission offer, we could be exposed to the costs of litigation from such violations and an adverse legal outcome could result in damages that could materially adversely affect our cash position.
      From May 5, 2004, to June 4, 2004, we offered to certain of our existing stockholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by us) the opportunity to rescind the purchase of such shares (the “Rescission Offer”) for either the cash consideration paid for the shares, with interest, or shares of preferred equity stock (the “Junior A Units Offering”) (see the discussion under the caption “Management’s Discussion and Analysis or Plan of Operation — Rescission Offer”). The Rescission offer was based on certain of the matters alleged by us in the Proctor Litigation. Stockholders who accepted the Rescission Offer were required to give general waivers and releases with respect to certain potential claims against us.

      There is considerable legal uncertainty under both federal and state securities laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities law violations. The SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California’s Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer.
      Accordingly, the Rescission Offer may not have terminated any or all potential liability we may have for failure to properly register our Common Stock under the federal Securities Act of 1933, as amended (the “Securities Act”) and there can be no assurance that we will be able to enforce the waivers and general releases we received in connection with the Rescission Offer and Junior A Units Offering to bar any claims based on allegations of fraud or other federal or state securities law violations that the rescission offerees who accepted our offer may have, until the applicable statutes of limitations have run with respect thereto. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the alleged violation.

Since we may seek to accelerate the growth of our business through acquisitions, the failure to achieve the desired results or the completion of an acquisition on unfavorable terms could have an adverse impact on us.
      We may be exposed to risks associated with acquisitions, including integration risks and risks associated with methods of financing, the impact of accounting treatment and the possibility that the corporate information provided by the acquired enterprise, including financial data, proves to be inaccurate or unreliable. There is no guaranty that any other acquisition will enhance our business or value of our stock.

ITEM 2.	DESCRIPTION OF PROPERTY
      Our executive office and principal place of business is in office space located at 555 Twin Dolphin Drive, Suite 650, Redwood City, California where we occupy approximately 10,270 square feet. We have a four year lease for the Redwood City location which began in March 2005. The annual rent for this property is approximately $220,000.
      We also entered into a 25-month lease agreement in July 2004 for 2,335 square feet of office space at 185 Berry Street, San Francisco, California. In February 2005, we entered into a sub-lease agreement for the San Francisco space with an unrelated third party. The annual rent for this property is approximately $54,000, which approximately equals the amount we receive from our sub-lease of this property.

ITEM 3.	LEGAL PROCEEDINGS
      On June 9, 2005, we received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the rescission offer made by us in June 2004 (see Management’s Discussion and Analysis or Plan of Operation, under the caption “Rescission Offer”) and, for that and other reasons, was excluded from participating in the rescission offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. In March 2006, a settlement was negotiated with Mr. Dobies’ estate that will require us to pay a total of $130,000 to settle the case plus legal expenses of $20,000, which amount had been accrued on our financial statements as of December 31, 2005.
      In July 2005, we received notice of a legal action commenced by Joshua Feller related to his former employment with us. Mr. Feller filed a claim with the Labor Commissioner of the State of California on July 12, 2005 seeking damages of approximately $540,000 related to his employment. Mr. Feller claims that an oral agreement with us existed for the payment of performance and other bonuses of approximately $415,000, and that his resignation on June 3, 2005 was for “good cause”, therefore making him eligible for severance benefits of approximately $90,000. Mr. Feller also claims interest in stock options valued at approximately $33,000, although no agreement exists for those options. We believe the complaint is without merit, intend to defend it vigorously and believe that the loss, if any, resulting from the suit will not have a material impact on our financial position, results of operations, or cash flows in future years.
      On December 20, 2005, two former employees of ours made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to $129,000 in severance pay following their resignations in February 2005. The claimants were employed by us as part of the 2004 acquisition of First Person Software, Inc. We believe the claims are baseless and intend to vigorously defend this matter. We have filed our answer to the demand and have filed a cross-claim against claimants seeking damages attributable to an alleged breach of their agreements with us. We believe that the loss, if any, resulting from the arbitration will not have a material impact on our financial position, results of operations or cash flow.
      We are not aware of any additional pending litigation as of March 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
PART II.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
      Since February 1, 2005, our Common Stock has traded on the NASD Over-the-Counter Bulletin Board (“OTC Bulletin Board”) under the symbol “PWHT.” Prior to February 1, 2005, our Common Stock was traded on the Pink Sheets.
      The following table sets forth the quarterly high and low sales prices of the Common Stock for the calendar years 2004 and 2005. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2004	High	Low

First Quarter	$4.00	$2.00
Second Quarter	$5.80	$3.25
Third Quarter	$5.00	$3.00
Fourth Quarter	$5.60	$3.00

2005	High	Low

First Quarter	$3.20	$1.00
Second Quarter	$2.45	$0.90
Third Quarter	$1.00	$0.47
Fourth Quarter	$1.19	$0.57
      The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcements of our financial results and business developments may have a significant impact on the market price of our Common Stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of our Common Stock:

•	shortfalls in revenues or cash flows from operations;

•	failure to attain and maintain profitability;

•	failure to maintain the qualification for our Common Stock to trade on the OTC Bulletin Board;

•	delays in development or roll-out of our products and services; and

•	failure to maintain our competitive position, whether as a result of our failure to deliver new and innovative products in response to marketplace demands or new product introductions, acquisitions or technological innovations by one or more competitors of ours.
      In addition, the stock market often experiences extreme fluctuations in price and volume that particularly affect the market prices of shares of emerging and technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts and our Common Stock price could decline as a result.
Common Stock Holders
      As of March 31, 2006, there were approximately 850 holders of record of our Common Stock. We believe that additional beneficial owners of Common Stock hold shares in street names.
Dividends
      We have not declared any cash dividends on our Common Stock. The declaration and payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions. At the present time, our anticipated working capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of its business. Accordingly, we do not anticipate or contemplate paying dividends in the foreseeable future.
      The following information is presented as of December 31, 2005:
EQUITY COMPENSATION PLAN INFORMATION

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants, and	Warrants, and	Securities Reflected in
	Rights	Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,980,000	$.33	4,395,000
Equity compensation plans not approved by security holders	25,430,377	$.40	—
Total	30,410,377	$.38	4,395,000
      The shares shown as being issuable under equity compensation plans not approved by our security holders include the warrants granted to our investors in various private placements completed in 2004 and 2005 and the warrants issued to persons who provided services to us.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
      The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, and in particular this Item 6, “Management’s Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties, which we have described in this Annual Report on Form 10-KSB under this Item 6 and Part I, Item 1, “Description of Business.” Actual events or our actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

      On January 9, 2006, the Board of Directors of the Company determined to change the Company’s fiscal year end to December 31 from March 31. Accordingly, the accompanying Consolidated Statement of Operations includes the period from April 1, 2005 through December 31, 2005.
      We are in the business of developing, acquiring and marketing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed.
      We have developed Migo® (“Migo”), a software computing system that performs advanced synchronization, personalization and data management functions when installed on portable memory-storage devices that use USB ports on Windows-based computers. We believe that Migo has the potential to change the way people work with and away from their personal computers, whether in the office, at home, or from other remote locations while traveling.
      Migo software currently supports the Microsoft® Windows® operating system (Win 98SE to XP) and Outlook® and Outlook Exchange® email programs. We are developing Migo software to function with other popular email applications such as Outlook Express® and Lotus Notes®, new web browsers such as Mozilla Firefox, and other frequently used tools and applications. Migo is in the process of researching and developing a range of Migo software for use on other hardware devices, including larger capacity SIM Card storage devices, MP3 music players, portable disc drives, cellular phones, digital cameras, PDAs and other mobile data communication platforms. We believe these products will have the potential for customized use across a broad range of industries, including healthcare, insurance, banking and financial services and education.
Significant Events Since April 1, 2005
      The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition, and is used by management in assessing our performance and making managerial decisions. The following significant events impacted our financial condition beginning April 1, 2005, and will have a significant influence on our condition in future reporting periods.
Control Personnel: Changes since April 1, 2005:

•	Kent Heyman, Alex Mashinsky and Greg Osborn were elected to the Board of Directors.

•	As of January 9, 2006, Kent Heyman became Co-Chairman of the Board of Directors and Chief Executive Officer, Jay Elliot became Co-Chairman of the Board of Directors and Chief Strategic Officer.

•	Alex Mashinsky became Vice Chairman of the Board, and Richard Liebman was appointed Chief Financial Officer.

•	Greg Duffel, Manijeh Moghis and R.B. (Rob) Hutchinson resigned from the Board of Directors,

•	Manijeh Moghis was terminated from her employment as Chief Operating Officer, Joshua Feller resigned from his position as Senior Vice President, Sales, David Wells was removed as Chief Financial Officer, and Randy Hagin resigned his position as Vice President, Sales.
      (See Item 9, Directors, Executive Officers, Promoters, and Control Persons, Compliance with Section 16(a) of the Exchange Act and Item 10, Executive Compensation below.)
September 2005 Equity Private Placement
      On September 26, 2005, we completed a private placement (the “September 2005 Placement”) with certain investors of our Common Stock comprised of a total of 19,910,950 shares of Common Stock and warrants to purchase a total of 10,900,400 shares of our Common Stock. The securities were sold at $0.32 per unit, with each unit consisting of one share of Common Stock and warrants to purchase one-half of one share of Common Stock. The aggregate offering price was approximately $6,045,000 and the aggregate placement fee was $191,360 and warrants (“Placement Agent Warrants”) to purchase 1,278,490 shares of Common

Stock. After taking into account an anti-dilution adjustment as a result of the December 2005 Placement described below, all of the investor warrants and Placement Agent Warrants issued are exercisable at $0.40 per share. All investor warrants and Placement Agent Warrants expire after three years, unless theretofore exercised, contain a call provision in favor of us at a price of $.01 if the stock price should exceed $2.00 per share, and permit cashless exercise only if there is no registration statement in effect after one year. The proceeds of the private placement included $883,333 of principal and $23,765 of accrued interest converted into Common Stock from a short-term bridge financing completed in June and August 2005. The conversion consisted of a total of 3,779,700 shares of Common Stock at $0.24 per share. The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among us and the private placement investors.
      As a condition to the transaction, all shares of our Series A Senior Preferred Convertible Stock (the “Senior A Stock”) were converted into 20,632,952 Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and 264,775 outstanding warrants exercisable for Senior A Stock held by Middlebury Capital, LLC and its affiliates were exchanged under the terms of a Warrant Exchange Agreement, dated as of September 26, 2005, for warrants to purchase 700,000 shares of Common Stock.
      In connection with the September 2005 Placement, we executed a Registration Rights Agreement, dated as of September 26, 2005, with the private placement investors, wherein we agreed to register under the Securities Act the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the investor warrants issued in the private placement.
      In connection with the September 2005 Placement, we also increased the number of shares authorized for issuance under the Stock Incentive Plan to 9,375,000 shares and certain changes were made to our Board of Directors and executive officers. See Item 9 — Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
December 2005 Equity Private Placement
      On December 23, 2005, we completed a follow-on private placement (the “December 2005 Placement”) with certain investors of our Common Stock and investor warrants to purchase a total of 7,968,750 shares of our Common Stock. The securities were sold at $.32 per unit, each unit consisting of one share of Common Stock and warrants to purchase one-half of one share of Common Stock. The aggregate offering price was $2,550,000, and the placement fee was paid in the form of Placement Agent Warrants to purchase 796,875 shares of Common Stock. The investor warrants and placement agent warrants issued in connection with the December 2005 Placement are exercisable at $.40 per share, expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of us at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as December 23, 2005, by and among us and the private placement investors.
      In connection with the December 2005 Placement, we executed a Registration Rights Agreement, dated as of December 23, 2005, with the private placement investors, wherein we agreed to register under the Securities Act the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the investor warrants issued in the private placement.
      In the event the Company is unable to cause the registration to be effective within 90 to 120 days from the date of issuance for the Common Shares acquired via the September 2005 Placement and the December 2005 Placement, the Company would be penalized. The penalty accrues at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired via the September and December 2005 private placements have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first three months in which the penalty is earned, the penalty is payable either in cash or in shares of common stock, at the Company’s election. After that period expires, the penalty must be paid in cash. However, in April 2006, the holders of the Common Shares acquired via the September and

December 2005 private placements waived their right to ever put the stock and warrant back to the Company for full redemption, and also gave the Company the right to pay any penalty, in either cash or common stock, at the Company’s option.
2004 Convertible Note/ Bridge Financing and Senior A Units Private Placement
      In October 2003, we issued approximately $539,000 principal amount of secured convertible notes, bearing 10% interest per annum with a maturity of 10 years (the “2003-2004 Convertible Notes”). At the time of issuance, the 2003-2004 Convertible Notes were secured by all of our intellectual property and tangible assets, current and future. The terms of the 2003-2004 Convertible Notes provided that the holders of the 2003-2004 Convertible Notes could convert the principal and interest of the 2003-2004 Convertible Notes into Common Stock at any time at an initial conversion price of $4.00 per share.
      We entered into a Placement Agency Agreement, dated as of April 7, 2004, with Middlebury Capital to act as the placement agent for the sale of a minimum of $8 million, and up to a maximum of $15 million, of our Senior A Units in the Senior A Units Offering. In conjunction with the Senior A Units Offering, our 2003-2004 Convertible Notes and Bridge Notes converted into shares of Series A Senior Convertible Preferred Stock (“Senior A Preferred Stock”) on the first closing of the Senior A Units Offering.
      In March 2004 and in conjunction with the commencement of our Senior A Units Offering of Senior A Units, which are composed of shares of Senior A Preferred Stock and Senior A Preferred Warrants, we entered into a Security Agreement with, and issued Secured Convertible Promissory Notes to, certain investors (the “Security Agreement” and the “Bridge Notes”, respectively, and collectively, the “Bridge Financing”) to secure immediate funding of up to $1,250,000. By their terms, the Bridge Notes bore interest at the rate of 10% per annum, commencing 90 days from the date of their issuance and were secured by all of our assets pursuant to the Security Agreement. The Bridge Notes were due on dates ranging from March 2, 2005, to April 20, 2005, unless repaid in conjunction with the Senior A Units Offering. In connection with the Bridge Financing, we and the holders of the 2003-2004 Convertible Notes agreed to exchange the 2003-2004 Convertible Notes for Bridge Notes. Prior to their conversion on June 14, 2004, we received $2,125,000 under the Bridge Financing. On June 14, 2004, the first tranche of the Senior A Units Offering was completed, and in accordance therewith, all of the Bridge Notes then outstanding, including the 2003-2004 Convertible Notes that had been exchanged for Bridge Notes, were, by agreement between us and the holders of the Bridge Notes, exchanged into Senior A Units.
      On June 14, 2004, we closed upon the first tranche of our Senior A Units Offering, and issued 3,142,354 shares of Senior A Preferred Stock and 785,589 5-year warrants to purchase shares of our Common Stock, in exchange for $8,732,605 from certain institutional investors. The purchase price included $6,083,605 at $3.06 per share, and included approximately $2,125,000 received under a previously closed Bridge Financing and approximately $539,000 principal amount of previously issued 2003-2004 Convertible Notes, following the conversion of the 2003-2004 Convertible Notes into shares of Senior A Preferred Stock in connection with the Senior A Units Offering, which was converted at $2.29 per share. The exercise price for the warrants was $3.83 per share and is immediately exercisable upon issuance. (See Note 4, “Debt” to our consolidated financial statements.)
      On August 13, 2004, we issued 584,329 shares of Senior A Preferred Stock and issued 146,082 5-year warrants to purchase shares of our Common Stock, upon the closing of the second and final tranche of the Senior A Units Offering. The second closing consisted of approximately $1,788,048 in funding of Senior A Units with certain institutional investors. All terms and conditions for the second and final tranche were the same as those in the first tranche closing held on June 14, 2004. The Senior A Units Offering was terminated upon completion of the second and final closing.

Rescission Offer
      Contemporaneous with the commencement of the Senior A Units Offering in June 2004, we offered to certain of our existing stockholders who originally acquired their shares of Common Stock in connection with a private placement conducted from June 2002 through July 2003 by PowerHouse Studios (and after May 19, 2003, by us) the opportunity to rescind the purchase of their respective shares for the cash consideration originally paid for the shares ($5.00 per share), with interest earned from the date such shares were originally purchased. Simultaneously, such stockholders were given the opportunity to invest cash in Junior Units, consisting of shares of Junior A Preferred Stock and Series A Junior Common Stock Purchase Warrants, exercisable for one share of Common Stock at an exercise purchase price of $3.83 (the “Junior Warrants” and the offerings referred to, the “Rescission Offer” and “Junior A Units Offering”). The Junior A Preferred Stock has certain preferences over Common Stock, and the Junior Warrants contain customary anti-dilution provisions for stock dividends, stock splits and the like.
      The Rescission Offer was based on certain of the matters alleged by us in the Proctor Litigation. Stockholders who accepted the Rescission Offer were required to give general waivers and releases with respect to certain potential claims against us.
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
      There is considerable legal uncertainty under both federal and state securities laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities law violations. We understand that the SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California’s Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer.
      Accordingly, the Rescission Offer may not have terminated any or all potential liability we may have for failure to properly register our Common Stock under the Securities Act and there can be no assurance that we will be able to enforce the waivers and general releases we have received in connection with the Rescission Offer and Junior A Units Offering to bar any claims based on allegations of fraud or other federal or state securities law violations that the stockholders who accept the Rescission Offer may have, until the applicable statutes of limitations have run with respect thereto. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the alleged violation. We believe, however, that, in addition to such waivers and releases, we may also have equitable remedies available to us should any of such persons seek to deny the enforceability of their waivers and releases.
      Further, those stockholders who did not accept the Rescission Offer, either because they affirmatively rejected it or because they failed to respond to it, may still attempt to assert claims against us, as well as against certain of our directors and officers, relating to non compliance with the securities laws. We cannot predict with certainty that those claims will be barred by the Rescission Offer because the legal effect of the Rescission Offer is uncertain. To the extent those claims are brought and result in judgments for damages, our business, financial condition and results of operations could all be harmed. The number of shares of Common Stock held by investors who were offered rescission under the Rescission Offer but did not accept the Rescission Offer aggregate 119,665 shares, each of which was purchased at a price of $5.00. Even if we were to be successful in defending claims brought under applicable securities laws, their mere assertion could result in costly litigation and significant diversions of effort by management.

Acquisition of First Person
      On June 18, 2004, we closed a merger agreement with First Person and its stockholders (the “FPS Merger Agreement”) to acquire approximately 51% of the shares of outstanding common stock of First Person in consideration of cash and shares of our Common Stock, at an aggregate of $2,500,000 (the “FPS Merger”). Immediately prior to the FPS Merger, we owned approximately 49% of the outstanding shares of First Person stock, which shares were originally purchased by us in November 2002. The consideration included a number of shares of Common Stock that were held in escrow. A certain number of these shares were released during the year ended March 31, 2005, with the satisfactory achievement by us of certain performance milestones specified in the FPS Merger Agreement.
      The two founders of First Person were offered, and accepted, employment with us. However, on February 11, 2005, the former founders of First Person resigned from their employment with us.
Equity Compensation Plans
      On December 8, 2004, our Board of Directors adopted and the stockholders approved the 2004 Omnibus Stock Incentive Plan (the “Stock Incentive Plan”) and reserved 1,125,000 shares for grant under the Stock Incentive Plan. We may issue stock options, restricted stock, or stock bonuses under the Stock Incentive Plan to employees, directors and consultants. Stock options granted under the Stock Incentive Plan may be granted at prices not less than the fair market value at the date of grant for incentive stock options. No participant in the Stock Incentive Plan who is a key employee may be granted more than 125,000 stock options in any calendar year.
      Stock options granted under the Stock Incentive Plan generally vest based on three years of continuous service and have a contractual term of ten years, except for options on 114,167 shares that were immediately vested at the grant date, and options on 2,220,000 shares that vest based on eighteen months of continuous service.
      On March 29, 2005, we filed Form S-8 with the SEC registering 300,000 shares of Common Stock authorized for issuance to non-employees in exchange for consideration in the form of services. On September 26, 2005, we increased the pool of shares available for grant under the Stock Incentive Plan to 9,375,000 shares.
Agreement with M-Systems
      On March 30, 2005, we entered into a three-year Development Agreement with M-Systems. Pursuant to the Development Agreement, we granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute our Migo products, and to use related trademarks, as an integrated part of M-Systems’ USB drive product lines. Our Migo products will be offered to M-Systems customers with either (i) limited functionality or (ii) full functionality for a period of 45 days, after which the end-user may purchase a license directly from us to continue full functionality or otherwise retain limited functionality. If a M-Systems customer purchases a M-Systems product that has integrated a limited functioning Migo product, we will receive a fixed amount of cash per unit sold. If a M-Systems customer purchases a M-Systems product that has integrated a fully functioning Migo product from us, M-Systems will receive a fixed percentage of cash from the sale of each unit.
      We are obligated to develop software applications to bundle our Migo products with M-Systems USB Drives, and we agreed to provide first level support for its Migo products to M-Systems and M-Systems’ customers and end-users, if desired. We are also prohibited from (i) providing any other party or their customers with services or applications for USB Drives that are provided to M-Systems under the Agreement, and (ii) bundling our Migo products with any USB Drive other than M-Systems’ USB Flash drives.
Critical Accounting Policies
      In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.
Revenue Recognition
      We recognize revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, Software Revenue Recognition, as amended, and SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We sell software licenses in several ways, including but not limited to pre-loading the software on different types of memory devices for trial, and by making trial versions available by download from our website, and until recently by selling hardware devices with our software pre-loaded for use. We license our software products on a perpetual basis. Revenue is recognized from the sale of software licenses only when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.
      Revenue from direct sale contracts is recognized based on the terms of the agreement, after the product has been delivered, and collection of the resulting receivable is reasonably assured. Revenue from distributors is recognized when the product has been sold to third party customers.
Inventories
      Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. The cost of USB Flash memory devices is volatile; as a result we recorded an expense of $70,914 related to the write-down of our inventory on March 31, 2005. As of December 31, 2005, our inventory was valued at $15,755.
Impairment of Long-Lived Assets
      Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Our policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. Our most significant long-lived asset is our software technology, which is currently being amortized on the straight-line basis over 5 years. Differences between our original forecasts and actual results have resulted primarily from the Company’s change in focus from selling directly to consumers primarily through advertising to selling through partners such as M-Systems. While the change in focus resulted in lower than projected revenues being achieved, operating expenses have also declined significantly. In calculating the current value for our core software technology, the Company primarily relies upon its estimates of the future cash flows (net realizable value) derived from the sale of its software. Among the key assumptions used by management are projected sales via M-Systems and other potential partners, assumptions regarding the potential conversion percentages of users upgrading their version of Migo software, costs to develop additional features for the Migo software, as well as projected headcount, marketing and general and administrative expenses. As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverability of the software technology change, future write-offs or write-downs may be required.
Stock-Based Compensation
      In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS 123R effective January 1, 2005 in accordance with the standard’s early adoption provisions. Prior to January 1, 2005, the Company’s Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the nine months ended December 31, 2005 and for the year ended March 31, 2005, the Company recorded $810,591 and $225,680 of compensation expense related to the granting of stock options to employees.
Results of Operations

Nine months ended December 31, 2005 and twelve months ended March 31, 2005
      We had revenues of $308,189 for the twelve months ended March 31, 2005, and $194,199 for the nine-month period ended December 31, 2005. Our costs related to product sales were $702,163 for the twelve months ended March 31, 2005. For twelve months ended March 31, 2005, the costs included amortization of the software technology of $432,943 and write-downs of $70,914 for existing inventory.
      For the nine months ended December 31, 2005 cost of sales totaled $555,059, which included amortization of acquired software of $423,485 and write-off of inventory of $12,183. Our sales and marketing expenses totaled $771,175 a significant decline from the $1,975,132 for the twelve months ended March 31, 2005, as we refocused our sales efforts on partners, such as M-Systems, and reduced or eliminated the vast majority of our consumer directed advertising expenses. General and administrative costs totaled $3,192,783 for the nine months ended December 31, 2005, compared to $5,496,035 for the twelve months ended March 31, 2005. The decline is primarily a reflection of significant cost reduction efforts, a reduction in headcount, and the shorter period (9 months compared to 12 months). Research and Development totaled $590,291 for the nine months ended December 31, 2005 compared with $425,679 for the fiscal year ended March 31, 2005, as the Company continues to invest in either new or upgraded versions of the Migo Software. Interest for the nine months ended December 31, 2005 was $296,251 compared with $2,145,302 for the fiscal year ended March 31, 2005, which year included a non cash charge to interest expense of $1,889,768 related to a beneficial conversion feature in the Company outstanding Bridge Loan. The Company’s warrant liability expense resulted from its equity private placements in September and December 2005, which required the Company to mark its warrant liability to market. As such, for the nine months ended December 31, 2005, the Company’s warrant liability expense was ($151,164) due to a decrease in our common share price between September 26, 2005 and December 31, 2005. Other (income) expense totaled $227,937 for the nine months ended December 31, 2005 primarily related to the settlement of various lawsuits compared with ($317,970) for the fiscal year ended March 31, 2005 which was related to a reversal of a liability related to the Proctor litigation.

Liquidity and Capital Resources
      At December 31, 2005, we had working capital of $3,055,929 as compared to negative working capital of $1,572,479 at March 31, 2005. During the nine months ended December 31, 2005, net cash used in operations was $3,198,717 and consisted principally of a net loss of $5,288,933 and was offset by non cash components of net loss, including stock-based compensation and services of $1,345,344, and depreciation and amortization expenses of $427,924. Cash flows were also affected by the sale of our securities resulting in net proceeds of $8.6 million. (see Note 8 “Stockholders’ Equity” to the notes to our financial statements).
      Since December 31, 2005, we raised an additional $3,975,000 upon the sale of shares of Common Stock and warrants. See “March 2006 Equity Private Placement” below.

Recent and Expected Losses
      From inception, we have never been profitable and have sustained substantial net losses from operations. There can be no assurance that we will ever generate sufficient revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the nine months ended December 31, 2005, we incurred a net pre-tax loss of $5,288,133, and for the fiscal year ended March 31, 2005, we incurred a net pre-tax loss of $10,142,517.

Satisfaction of Current and Future Capital Requirements
      Management estimates that the current funds available and on-hand will be adequate to fund operations throughout 2006. Subsequent to December 31, 2005, the Company completed a private placement with certain investors, with an aggregate offering price of $3,975,000, as more fully described in Note 12. No assurance can be given that we will be able to satisfy all of our capital requirements in the long-term. We cannot provide assurances that we will be able to develop our business to the point of generating consolidated net operating profits and cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, we plan to institute cost-saving measures that will not only reduce overhead, but also curtail operations in certain business segments. We cannot assure that such measures, if implemented, will be sufficient to offset all of our operating expenses. If the capital raised from sales of securities is not sufficient to fund the balance of our operating expenses after we implement these cost-cutting measures, we may be forced to discontinue certain operations or may be unable to continue as a going concern. Further, our issuance of equity securities to raise capital may be on terms that are detrimental to existing stockholders. In order to meet our capital requirements, we may continue to offer equity securities for sale, and stockholders will experience additional dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of our Common Stock.

Events Subsequent to Fiscal Year ended December 31, 2005

March 2006 Equity Private Placement
      On March 17, 2006, we completed a follow-on private placement to the September 2005 Placement and the December 2005 Placement with certain investors of our Common Stock and investor warrants to purchase a total of 12,421,875 shares of our Common Stock and warrants to purchase 6,210,938 shares of Common Stock. The securities were sold at $.32 per unit, each unit consisting of one share of Common Stock and warrants to purchase one-half of one share of Common Stock. The aggregate offering price was $3,975,000. The investor warrants issued in connection with the March 2006 Placement are exercisable at $.40 per share, expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of us at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. The private placement was effected through Common Stock and Warrant Purchase Agreements by and among us and the private placement investors.
      In connection with the March 2006 Placement, we agreed to register under the Securities Act the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the investor warrants issued in the private placement.
      In the event the Company is unable to cause the registration to be effective within 90 to 120 days from the date of issuance for the Common Shares acquired via the March 2006 private placements, the Company would be penalized. The penalty accrues at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired via the March 2006 private placement have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first three months in which the penalty is earned, the penalty is payable either in cash or in shares of common stock, at the Company’s election. After that period expires, the penalty must be paid in cash. However, in April 2006, the holders of the Common Shares acquired via the March 2006 private placement waived their right to ever put the stock and warrant back to the Company for full redemption, and also gave the Company the right to pay any penalty, in either cash or common stock, at the Company’s option.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
PowerHouse Technologies Group, Inc.
      We have audited the accompanying consolidated balance sheets of PowerHouse Technologies Group, Inc. (the “Company”) as of December 31, 2005 and March 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the nine months ended December 31, 2005 and for the twelve months ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerHouse Technologies Group, Inc. at December 31,2005 and March 31, 2005, and the consolidated results of its operations and its cash flows for the nine months ended December 31, 2005 and for the twelve months ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Hein & Associates, LLP
Irvine, California
April 4, 2006

POWERHOUSE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2005	March 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,510,704	$423,729
Short-term investments	2,875,000	—
Accounts receivable	25,368	34,411
Inventory	15,755	86,063
Other current assets	82,983	41,300

Total current assets	5,509,810	585,503

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,924 and $3,485	7,923	12,362
OTHER ASSETS:
Software technology, net of accumulated amortization of $857,236 and $433,751	1,965,101	2,388,586
Other assets	39,475	39,975

TOTAL ASSETS	$7,522,309	$3,026,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,104,157	$1,177,767
Accrued compensation	78,084	53,446
Accrued liabilities	1,271,640	665,199
Dividends payable	—	261,570

Total current liabilities	2,453,881	2,157,982

Non-current liabilities:
Warrant liability	3,882,672	—

Total Liabilities	6,336,553	2,157,982

Commitments and contingencies (Notes 8 and 11)
Temporary Equity, Common Stock, 27,879,700 shares issued and outstanding	5,908,036	—

Stockholders’ Equity (Deficit):
Senior A Preferred stock, $.0001 par value; 10,000,000 shares authorized, 0 and 3,723,832 shares issued and outstanding;	—	372
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized, 790,250 and 795,250 shares issued and outstanding; preference upon liquidation of $2,600,000	79	80
Common stock, $.0001 par value; 100,000,000 shares authorized; 26,598,180 and 3,864,364 and shares issued and outstanding	2,660	387
Additional paid in capital in excess of par value	29,344,416	28,613,909
Deferred Compensation Expense	(462,694)	—
Treasury Stock	(386,400)	(183,600)
Accumulated Deficit	(33,220,341)	(27,562,704)

Total stockholders’ equity (deficit)	(4,722,280)	868,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,522,309	$3,026,426

See accompanying notes to consolidated financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months
	Ended	Year Ended
	December 31, 2005	March 31, 2005

Revenues	$194,199	$308,189
Cost of Sales	555,059	702,163

Gross Loss	(360,860)	(393,974)

Operating Expenses
Research and development	590,291	425,679
Sales and marketing	771,175	1,975,132
General and administrative	3,192,783	5,496,035

Total operating expenses	4,554,249	7,896,846

Non-operating Expenses (Income)
Equity in loss of investee	—	24,365
Interest	296,251	2,145,302
Decrease in warrant liability	(151,164)	—
Other	227,937	(317,970)

Total non-operating expenses	373,024	1,851,697

Loss Before Income Taxes	(5,288,133)	(10,142,517)
Provision for Income Taxes	800	2,658

Net Loss	(5,288,933)	(10,145,175)

Deemed and Regular Preferred Stock Dividend	(368,704)	(8,691,275)

Net Loss Attributable to Holders of common shares	$(5,657,637)	$(18,836,450)

Basic and Diluted net loss attributable to common stockholders per share	$(0.31)	$(5.70)

Weighted Average Shares Outstanding Basic and Diluted	18,201,612	3,305,360

See accompanying notes to consolidated financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND
THE YEAR ENDED MARCH 31, 2005

	Common Stock		Junior A Preferred		Senior A Preferred			Additional
							Treasury	Paid-In	Deferred	Accumulated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Stock	Capital	Compensation	Deficit	Total

Balance, April 1, 2004	3,756,516	$376	—	—	—	—	—	$6,843,990	$(139,650)	$(8,726,253)	$(2,021,537)
Issuance of Senior A Preferred Stock upon conversion of convertible notes					1,154,248	$115		2,648,885		—	2,649,000
Issuance of Senior A Preferred Stock for cash					2,572,435	257		7,871,396			7,871,653
Payment of equity financing costs								(1,355,438)			(1,355,438)
Beneficial conversion feature of Senior A Preferred Stock								5,576,182		(5,576,182)	—
Beneficial conversion and interest costs associated with Bridge and Convertible Debt								1,717,726			1,717,726
Issuance of Common Stock for services	313,907	32	—	—	—	—	—	1,250,888	—	—	1,250,920
Amortization of deferred stock-based compensation									139,650		139,650
Issuance of Common Stock related to the purchase of First Person Software, Inc.	272,420	28						1,196,107		—	1,196,135
Repurchase of Common Stock related to First Person Software, Inc. acquisition							$(183,600)			—	(183,600)
Repurchase of Common Stock related to Rescission Offer	(43,000)	(4)						(214,996)		—	(215,000)
Exchange of Common shares of Junior A Preferred Shares related to Rescission Offer	(1,010,250)	(101)	1,010,250	$101	—	—	—	—	—	—	—
Beneficial conversion feature of Junior A Preferred Stock								880,354		(880,354)	—
Amortization of discount related to Warrants issued with Junior A Preferred Stock								880,354		(880,354)	—
Dividends on Senior A Preferred Stock ($261,570 outstanding at March 31, 2005)	10,001	1			111,726	11		372,472		(634,054)	(261,570)
Dividends on Senior A Preferred Stock for penalty related to non-effective status of Registration Statement (SB-2)	21,033	2			214,160	21		720,309		(720,332)	—
Conversion of Senior A Preferred and Junior A Preferred Stock to Common Stock	543,737	53	(215,000)	(21)	(328,737)	(32)	—	—	—	—	—
Stock-based compensation								225,680		—	225,680
Net loss										(10,145,175)	(10,145,175)

Balance, March 31, 2005	3,864,364	387	795,250	80	3,723,832	372	(183,600)	28,613,909	—	(27,562,704)	868,444
Issuance of Common Stock for services	194,858	19						166,729			166,748
Issuance of warrants for services								245,699			245,699
Dividends on Senior A Preferred Stock					194,895	20		630,254		(368,704)	261,570
Conversion of Senior A Preferred and Junior A Preferred Stock to Common Stock	20,738,958	2,074	(5,000)	(1)	(3,918,727)	(392)		(1,681)			—
Payment of equity financing costs								(2,176,749)			(2,176,749)
Beneficial conversion and interest costs associated with Bridge and Convertible Debt								294,444			294,444
Stock options exercised	1,020,000	102						176,298			176,400
Repurchase of Common Stock							(202,800)				(202,800)
Restricted Common Stock issued	780,000	78						584,922	(585,000)		—
Amortization of stock-based compensation									122,306		122,306
Stock-based compensation								810,591			810,591
Net loss										(5,288,933)	(5,288,933)

Balance, December 31, 2005	26,598,180	$2,660	790,250	$79	—	—	$(386,400)	$29,344,416	$(462,694)	$(33,220,341)	$(4,722,280)

See accompanying notes to consolidated financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2005 and Year Ended March 31, 2005

	Nine Months	Year
	Ended	Ended
	December 31, 2005	March 31, 2005

Cash Flows from Operating Activities:
Net loss	$(5,288,933)	$(10,145,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and options issued for services	412,447	1,250,920
Inventory write-downs	12,183	70,914
Equity in loss of investee	—	24,365
Depreciation and amortization	427,924	430,473
Amortization of Deferred compensation	122,306	—
Interest expense relating to amortization of debt issuance costs	—	201,242
Interest expense relating to amortization of debt discount and beneficial conversion	294,444	1,889,768
Remeasurement of warrants to fair value	(151,164)	—
Stock based compensation	810,591	225,680
Changes in operating assets and liabilities:
Accounts receivable	9,043	(11,473)
Inventory	58,126	(140,889)
Other current assets	(41,683)	(21,300)
Other assets	500	(37,926)
Accounts payable	(73,610)	247,704
Accrued compensation	24,638	(278,637)
Accrued liabilities	184,471	29,225
Other non-current liabilities	—	(21,251)

Net cash used in operating activities	(3,198,717)	(6,286,360)

Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(3,725,640)	—
Proceeds from sale of available-for-sale investments	850,640	—
Acquisition of First Person Software	—	(1,276,937)
Purchase of equipment	—	(15,847)

Net cash used in investing activities	(2,875,000)	(1,292,784)

Cash Flows from Financing Activities:
Payment of finders’ fee	—	(60,825)
Payment of debt issuance costs	—	(1,355,438)
Proceeds from convertible notes	1,000,000	955,000
Repayment of convertible notes	(116,667)	—
Payments upon rescission of common stock	(26,400)	(215,000)
Payment of equity financing costs	(408,241)	—
Proceeds from sale of common stock	7,712,000	—
Proceeds from sale of preferred stock	—	7,871,652

Net cash provided by financing activities	8,160,692	7,195,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,086,975	(383,755)
CASH AND CASH EQUIVALENTS, Beginning of period	423,729	807,484

CASH AND CASH EQUIVALENTS, End of period	$2,510,704	$423,729

Non-cash investing and financing activity:
Issuance of shares for dividends	$630,254	$1,092,816
Issuance of Common stock in connection with the conversion of debt	883,333	—
Issuance of common stock in connection with the acquisition of First Person Software, Inc.	—	1,196,135
Issuance of senior A preferred stock in connection with conversion of debt	—	2,649,000
Supplemental Disclosure of cash paid for :
Interest	—	—
Income Taxes	800	2,658
See accompanying notes to consolidated financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations
      PowerHouse Technologies Group, Inc. (“the Company”) was incorporated under the laws of the State of Delaware on May 16, 2002 as PowerHouse Studios, Inc. On May 19, 2003, the Company completed a combination with Agate Technologies, Inc. (“Agate”) and conducted a 1-for-122 reverse split of the Agate common stock. Unless otherwise specified, all share and per-share amounts have been retroactively adjusted to reflect the split. Concurrent with this transaction, the Company amended its Articles of Incorporation changing its name to PowerHouse Technologies Group, Inc. The Company is doing business as “Migo Software, Inc.” and plans to seek stockholder approval for the name change in 2006.
      The Company was a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” until June 30, 2005.
      In June 2004, the Company acquired the remaining 51% of First Person Software, Inc. (“First Person”) that it did not already own in consideration of cash and shares of the Company’s Common Stock.
      The Company has limited operating history and limited revenues. Located in Redwood City, California, the Company is in the business of developing, acquiring and marketing computing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company’s corporate website is www.migosoftware.com.
      On January 9, 2006, the Board of Directors of the Company determined to change the Company’s fiscal year end to December 31 from March 31. Accordingly, the accompanying Consolidated Statement of Operations includes the period from April 1, 2005 through December 31, 2005. Comparative unaudited information for the corresponding period ending December 31, 2004 is as follows:

	Nine Months Ended December 31,

	2005	2004

		(Unaudited)
Revenues	$194,199	$234,643
Cost of Sales	555,059	162,169

Gross Profit (Loss)	(360,860)	72,474

Operating Expenses
Research and development	590,291	254,621
Sales and marketing	771,175	1,655,845
General and administrative	3,192,783	4,244,712

Total operating expenses	4,554,249	6,155,178

Non-operating Expenses
Equity in loss of investee	—	24,365
Interest	296,251	2,146,966
Decrease in warrant liability	(151,164)	—
Other (income) expense	227,937	(35,734)

Total non-operating expenses	373,024	2,135,597

Loss Before Income Taxes	(5,288,133)	(8,218,301)
Provision for Income Taxes	800	800

Net Loss	(5,288,933)	(8,219,101)

Deemed and Regular Preferred Stock Dividend	(368,704)	(8,491,687)

Net Loss Attributable to Holders of common shares	$(5,657,637)	$(16,710,788)

Basic and Diluted net loss attributable to Common stockholders per share	$(0.31)	$(5.35)
Weighted Average Shares Outstanding Basic and Diluted	18,201,612	3,124,716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies
      Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations. From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate sufficient revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels.
      Management estimates that the current funds available and on-hand will be adequate to fund operations throughout 2006. Subsequent to December 31, 2005, the Company completed a private placement with certain investors, with an aggregate offering price of $3,975,000, as more fully described in Note 12.
      Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries, PowerHouse Acquisition Company and PowerHouse Studios, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
      Use of Estimates — The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could materially differ from those estimates. Significant estimates include the valuation of acquired software technology and revenue recognition.
      Cash, Cash Equivalents — The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.
      Accounts Receivable — Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. At December 31, 2005 management believed that all amounts were collectible.
      Inventory — Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. At December 31, 2005, and March 31, 2005 inventory consisted of finished goods of which certain amounts were on consignment with third party distributors and resellers. Although the Company is principally in the business of developing software, to support sales of software licenses it may at times purchase hardware and resell it with its software pre-installed. As a result, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.
      For the nine months ended December 31, 2005, the Company recorded an expense of $12,183 related to the write-down of the Company’s inventory to its realizable value. For the year ended March 31, 2005, the Company recorded an expense of $70,914 related to the write-down of the Company’s inventory to its realizable value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes.
      Software Technology Assets — Software technology assets, acquired as part of the First Person Software acquisition (Note 4) are stated at cost. Amortization is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of five years.
      Impairment of Long-Lived Assets — Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. The Company’s most significant long-lived asset is its software technology. Differences between our original forecasts and actual results have resulted primarily from the Company’s change in focus from selling directly to consumers primarily through advertising to selling through partners such as M-Systems. While the change in focus resulted in lower than projected revenues being achieved, operating expenses have also declined significantly. In calculating the current value for our core software technology, the Company primarily relies upon its estimates of the future cash flows (net realizable value) derived from the sale of its software. Among the key assumptions used by management are projected sales via M-Systems and other potential partners, assumptions regarding the potential conversion percentages of users upgrading their version of Migo software, costs to develop additional features for the Migo software, as well as projected headcount, marketing and general and administrative expenses. The software remains the core component of the current version of the Migo software As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverability of the software technology change, future writeoffs or writedowns might be required.
      Revenue Recognition — The Company recognizes revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.
      The Company recognizes revenue from sales through the Company’s website after the 30 day return period has lapsed. The Company’s software products are licensed on a perpetual basis. Revenue from the sale of software licenses is recognized only when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.
      Revenue from direct sale contracts of the Company’s products to commercial users is recognized based on the terms of the agreement, after the product has been delivered, and collection of the resulting receivable is reasonably assured. Revenue from distributors is recognized when the product has been sold to third party customers.
      Basic and Diluted Loss Per Share — In accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all period presented, there is no difference between basic and diluted loss per share of Common Stock. Potential shares of common stock to be issued upon the exercise of all stock options and warrants amounted to 28,607,413 as of December 31, 2005 and 2,867,401 shares at March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Comprehensive Loss — Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for the nine months ended December 31, 2005 and for the year ended March 31, 2005 equals net loss.
      Stock-Based Compensation — In December 2004, the FASB issued SFAS No. 123R, Share Based Payment SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS 123R effective January 1, 2005 in accordance with the standard’s early adoption provisions. Prior to January 1, 2005, the Company’s Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the nine months ended December 31, 2005 and for the year ended March 31, 2005, the Company recorded $810,591 and $225,680 of compensation expense related to the granting of stock options to employees.
      Advertising — Advertising costs are charged to expense as incurred and totaled $204,885 for the nine months ended December 31, 2005 $622,584 for the twelve months ended March 31, 2005.
      Research and Development — Research and Development costs are charged to operations as incurred, and totaled $590,291 for the nine months ended December 31, 2005 and $425,679 for the year ended March 31, 2005. Some of the Company’s products include certain software applications that are integral to the operation of the core product. The costs to develop such software have not been capitalized, as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software.
      Fair Value of Financial Instruments — The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company’s financial instruments, including certain assets, accounts payable, accrued liabilities and debt, the carrying amounts approximate fair value due to their maturities.
      Concentrations of Credit Risk — Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. The Company’s product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.
      Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company maintains its cash balances with high credit quality financial institutions. At times cash deposits may be in excess of Federal Deposit Insurance Corporation’s limits. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk with respect to its cash balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at December 31, 2005 and March 31, 2005, approximate their fair value.
      Short-term Investments — The Company’s short-term investments consist primarily of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments
      Investment in Affiliated Companies — The equity method of accounting is used for investments in which the Company has significant influence. Generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%. The cost method of accounting is used for investments in which the Company does not have significant influence. Generally this represents common stock ownership or partnership equity of less than 20%.
      Prior to June 2004, the equity method of accounting was used for the Company’s 49% investment in First Person Software (“First Person”), a private company. In June 2004, the Company acquired the remaining 51% of First Person for approximately $2,500,000 in cash and Common Stock. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and as more fully described in Note 3.
      Income Taxes — The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, Accounting for Income Taxes, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Reserves against deferred tax assets are provided when management cannot conclude that realization of such assets is probable.
      Recently Issued Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate certain exceptions for non-monetary exchanges of similar productive assets, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company does not believe that adoption of SFAS No. 153 will have a material effect on its financial position, results of operations, or cash flows.
      In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted earnings per share. The new guidance states that these securities should be included in the diluted earnings per share computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported earnings per share. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses the accounting and reporting for changes in accounting principles. SFAS No. 154 replaces APB Opinion No. 20 and FIN 20 and is effective for accounting changes in fiscal years beginning after December 31, 2005. This Statement applies to all voluntary changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to reflect a change in the reporting entity. This Statement redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting or the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

3.	Acquisition of First Person Software, Inc.
      During fiscal year ended March 31, 2003, the Company purchased a 49% interest of the then outstanding shares of First Person. The total purchase price of the investment in First Person was $500,000. This purchase was accounted for under the equity method, for which the investment in stock of First Person has been recorded at cost and the carrying amount of the investment has been adjusted to record the Company’s share of the earnings/losses of First Person after the date of acquisition.
      Through March 31, 2004 the Company recorded losses of $181,489, for the Company’s 49% interest in First Person’s net loss. For the period between April 1, 2004 and the date of the acquisition of the balance of the stock in First Person,, the Company recorded a loss of $24,365. Therefore the balance of the Company’s investment in First Person totaled $318,511 at March 31, 2004 and $294,146 at the date of acquisition of the balance of the stock.
      In June 2004, the Company purchased the remaining 51% of the outstanding shares of First Person that it did not previously own in consideration of cash and shares. The total purchase price was approximately $2,750,000, which included cash of $1,000,000, 217,938 shares of Common Stock valued at $1,000,000 at the date of the acquisition, direct acquisition costs of $349,000 and the elimination of certain inter-company accounts including $97,000 of accrued expenses, $208,000 of prepaid royalties and the remaining balance of the Company’s investment in First Person totaling approximately $294,000 at the date of acquisition. Also, there was additional purchase consideration contingent upon certain performance milestones.
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

$2,455,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Intangible Assets
      Intangible assets, which resulted from the First Person acquisition entered into in June 2004, consist of the following as of December 31, 2005 and March 31, 2005:

	December 31, 2005	March 31, 2005

Software technology asset	$2,822,337	$2,822,337
Accumulated amortization	(857,236)	(433,751)

	$1,965,101	$2,388,586

      The Company is currently amortizing its acquired intangible assets over 5 years. Amortization expense related to the software technology asset amounted to $423,485 for the nine months ended December 31, 2005, and $433,751 for the year ended March 31, 2005.
      The expected future annual amortization expense of intangible assets is as follows:

For the Year Ended December 31,

2006	$564,469
2007	564,469
2008	564,469
2009	271,694

$1,965,101

5.	Debt
      Bridge Loan — Through March 31 2004, the Company issued $1,684,000 of secured convertible notes and warrants to individual investors. The notes accrued interest at a rate of 10% per annum commencing 90 days from the date of issuance, and were collateralized by all of the Company’s assets. The notes were due at various dates through April 2005. The principal balance of the notes and any accrued and unpaid interest would automatically convert into units of equity upon a future qualified financing of not less than $8 million. The convertible notes included 5-year warrants to purchase 169,826 shares of the Company’s common stock at $2.69 per share or 75% of the price of the next qualified stock offering. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the notes. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company determined that the notes also had a beneficial conversion feature, which the Company began amortizing to interest expense over the term of the notes along with the debt discount.
      In April 2004, the Company issued an additional $965,000 of secured convertible notes and warrants under the Middlebury Bridge Loan agreement in which the principal balance of the notes and accrued and unpaid interest would also automatically convert into units of equity upon a future qualified equity financing of not less than $8 million. The convertible notes included 5-year warrants to purchase 118,736 shares of the Company’s common stock at $2.69 per share or 75% of the price of the next qualified stock offering. The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortized to interest expense over the 12-month life of the notes. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company determined that the notes also had a beneficial conversion feature, which the Company began amortizing to interest expense over the term of the notes along with the debt discount.
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
      Upon conversion of the convertible notes to equity, the Company recorded an additional beneficial conversion effect of $692,000 as interest expense, as the exercise price of the warrants decreased to $2.29 per share. This was the lower of $2.69 per share or 75% of the price of the next qualified equity financing ($3.06 per share of Senior A Preferred Stock). In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the incremental beneficial conversion was limited to the original proceeds of the debt, which the Company had previously recorded.
      In June and August 2005, the Company entered into several Secured Convertible Promissory Notes (“Notes”) with certain parties (“Payees”) providing for an aggregate of $1,000,000 principal amount of loans to the Company. Principal amounts owing under the Notes bore interest at a fixed rate of 12% per annum. The Notes were due and payable on the earlier of (i) August 31, 2005 or (ii) the date of closing of the issuance of securities of the Company to one or more investors for cash in a new transaction following the date of issuance of these Notes (“New Financing”).
      Payees had the right to convert the Payee’s Note into the securities issued in the New Financing. In the event a Payee elected to convert such Payee’s Note in connection with the New Financing, the principal amount of such Notes plus accrued and unpaid interest were convertible at a conversion price equal to seventy five percent (75%) of the price paid by investors for the securities issuable by the Company in the New Financing. The securities issued upon conversion included warrants containing the same terms as those received by investors in the New Financing (“Investor Warrants”).
      As more fully described in Note 8, the Company completed a private placement on September 26, 2005, which represented a New Financing as defined in the Notes. Holders of Notes with an aggregate principal balance of $883,333 elected to convert their Notes into the securities issued in the New Financing, and the balance of the Notes, with an aggregate principal balance of $116,667, were repaid from the proceeds of the New Financing. As a result of the private placement transactions, the Company recorded discounts to the Notes related to the 75% conversion price to New Financing as a beneficial conversion effect. These discounts, amounting to $294,444, were limited to the total proceeds received, and were amortized to interest expense.
      As a result of the conversion of, or repayment of, the Company’s Convertible Promissory Notes, the Company had no debt outstanding as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Accrued Liabilities
      Accrued liabilities consist of the following at December 31, and March 31, 2005:

	December 31, 2005	March 31, 2005

Settlements payable	$345,000	$484,386
Fair Value of Options to be issued	246,971	95,284
Accrued operating expenses	679,669	85,529

	$1,271,640	$665,199

7.     Income Taxes
      For both the nine months ended December 31, 2005 and the year ended March 31, 2005, income tax expense amounted to $800 and $2,658, respectively representing minimum California franchise taxes. There has been no provision for U.S. federal income taxes in any periods presented as the Company has incurred operating losses.
      A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations for the nine months ended December 31, 2005 and the year ended March 31, 2005 is as follows:

	December 31	March 31

Statutory U.S. federal rate	34.0%	34.0%
State income taxes, net of federal effect	5.2%	4.5%
Interest related to debt discount and beneficial conversion	(1.9)%	(6.4)%
Decrease in warrant liability	1.0%
Stock option expense	(3.0)%	(0.8)%
Other	(0.1)%	(1.0)%
Valuation allowance	(35.2)%	(30.3)%

Effective Tax Rate	—%	—%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2005 and March 31, 2005 are as follows:

	December 31	March 31

Net operating losses	$7,705,000	$5,823,440
Other, primarily accrued expenses	14,000	20,780

	7,719,000	5,844,220
Less: Valuation allowance	(7,719,000)	(5,844,220)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.875 million during the nine months ended December 31, 2005 and $3.08 million during the year ended March 31, 2005.
      As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19.64 million, which expire in the years 2020 through 2026. The Company also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had net operating loss carryforwards for state income tax purposes of approximately $17.63 million, expiring in the years 2011 through 2016.
      Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.
8.     Stockholders’ Equity

Common Stock
      On September 26, 2005, the Company completed a private placement with certain investors of the Company’s common stock, par value $0.0001 per share, (the “Common Stock”) comprised of a total of 19,910,950 shares of Common Stock and warrants (the “Warrants”) to purchase a total of 10,900,400 shares of the Company’s Common Stock. The shares of Common Stock were sold at $0.32 per unit, each unit consisting of one share of Common stock and a warrant to purchase one-half of one share of Common stock. The aggregate offering price was $6,045,000 and the aggregate placement fee was $191,360 and warrants to purchase 1,278,490 shares of Common Stock. Fifty percent (50%) of all Warrants issued are exercisable at $0.40 per share, and the remaining fifty percent (50%) are exercisable at $0.48 per share. After taking into account an anti-dilution adjustment as a result of the December 2005 placement described below, all of the Warrants are exercisable at $.40 per share. All warrants expire after three years, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 if the stock price should exceed $2.00 per share, and permit cashless exercise only if there is no registration statement in effect after one year. The proceeds of the private placement included $883,333 of principal and $23,765 of accrued interest converted into Common Stock from short-term bridge financing obtained by the Company earlier in the fiscal year. The conversion resulted in the issuance of a total of 3,779,700 shares of Common Stock at $0.24 per share.
      The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among the Company and the private placement investors who are named therein (the “Purchase Agreement”). As a condition to the transaction, all of the Company’s Series A Senior Preferred Convertible Stock (the “Senior A Stock”) were converted into 20,632,952 shares of Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and a Warrant Exchange Agreement, dated as of September 26, 2005, was entered into with Middlebury Capital LLC under which the holders of warrants to purchase 264,725 shares at $3.06 per share exchanged their warrants for new warrants for 700,000 shares at $.40 per share. In addition, the Company executed a Registration Rights Agreement, dated as of September 26, 2005, with the private placement investors, wherein the Company agreed to register under the Securities Act of 1933, as amended (the “Securities Act”) the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the Warrants issued in the private placement.
      The proceeds of the private placement will be used for working capital and general corporate purposes, including $120,904 applied to the repayment of the balance of the convertible notes that were not converted to common stock as part of the transaction.
      On December 23, 2005, the Company completed a follow-on private placement (the “December 2005 Placement”) with certain investors of its Common Stock and investor warrants to purchase a total of 7,968,750 shares of the Company’s Common Stock. The securities were sold at $.32 per unit, each unit consisting of one share of Common Stock and warrants to purchase one-half of one share of Common Stock. The aggregate offering price was $2,550,000, and the placement fee was paid in the form of Placement Agent Warrants to purchase 796,875 shares of Common Stock. The investor warrants and placement agent warrants issued in connection with the December 2005 Placement are exercisable at $.40 per share, expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
private placement was effected through Common Stock and Warrant Purchase Agreements, dated as December 23, 2005, with the private placement investors.
      The holders of the Common Shares acquired via the September and December 2005 private placements have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock and the Common Stock issuable upon exercise of warrants.
      In the event the Company is unable to cause the registration to be effective within 90 to 120 days from the date of issuance for the Common Shares acquired via the September and December 2005 private placements, the Company would be penalized. The penalty accrues at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired via the September and December 2005 private placements have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first three months in which the penalty is earned, the penalty is payable either in cash or in shares of common stock, at the Company’s election. After that period expires, the penalty must be paid in cash. However, in April 2006, the holders of the Common Shares acquired via the September 2005, December 2005 and March 2006 private placements waived their right to ever put the stock and warrant back to the Company for full redemption, and also gave the Company the right to pay any penalty, in either cash or common stock, at the Company’s option.
      Under EITF-00-19, the ability to register stock, or keep the registration effective, is deemed to be outside of the Company’s control. Accordingly, the Company treated the issuance of the Common Stock as mezzanine equity and the warrant value as a liability as the Registration Statement was not yet declared effective by the SEC as of December 31, 2005. The Company calculated the total fair market value of the warrants based on the Black-Scholes model, which was recorded as a discount to the Common Stock and an accrued warrant liability in the consolidated balance sheet, and the warrant liability is marked to market at the end of each quarter.
      For the 12,178,892 warrants issued in connection with the September 2005 transaction, the Company recorded a warrant liability of $2,773,553. The Company marked this warrant liability to market as of December 31, 2005 and recorded $121,234 of other income, as the value of the warrants had decreased to $2,652,319 at that date.
      For the 4,781,250 warrants issued in connection with the December 2005 transaction, the Company recorded an initial warrant liability of $1,260,283. The Company marked this warrant liability to its $1,230,353 market as of December 31, 2005 and recorded $29,930 of other income.
      Common Stock Issued for Compensation and Consulting Services — For the nine months ended December 31,2005, the Company issued 194,858 shares of Common Stock and options to purchase 350,000 shares of Common Stock for services and recorded $412,447 of compensations expense. For the year ended March 31, 2005, the Company issued 313,907 shares of Common Stock for services and recorded $1,250,920 of compensation expense. The stock issuances are more fully described below.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In February 2005, the Company issued 79,800 shares of Common Stock to certain individuals who operate as a group under the name New Health Systems performing product development services. The Company recorded expense of $87,780 related to these shares. Additionally, in February 2005, New Health Systems completed the required work for which $139,500 of previously issued stock for services were issued. The Company had previously recorded the remaining $139,500 as deferred compensation related to shares issued for services in fiscal 2004 to New Health Systems.
      In March 2005, the Company issued 7,000 shares of Common Stock to Hugh Deane in payment for services rendered in fiscal 2005. The Company recorded expense of $11,550 related to these shares.
      In March 2005, the Company issued 19,500 shares of Common Stock to Andy Mills in satisfaction of prior debts for services. The Company recorded expense of $78,000 related to these shares.
      In April 2005, the Company issued 21,000 shares of Common Stock to Alliance Advisors in payment of services. The Company recorded expense of $27,300 related to these shares.
      In June 2005, the Company issued 50,000 shares of Common Stock to Steven Warfield in payment of services. The Company recorded expense of $52,500 related to these shares.
      In June 2005, the Company issued 22,500 shares of its Common Stock to a director and employees for services and compensation. Compensation expense of $25,625 was recorded related to these shares.
      In July 2005, the Company issued 1,300 shares of Common Stock to California Consulting in payment of services. The Company recorded expense of $1,040 related to these shares.
      In August 2005, the Company issued 35,000 shares of Common Stock to Island Octopus in payment of sales services. The Company recorded expense of $24,500 related to these shares.
      In August 2005, the Company issued 28,706 shares of its Common Stock to employees for compensation. Compensation expense of $9,185 was recorded related to these shares.
      In September 2005, the Company issued 18,720 shares of Common Stock to Neil Cohen in satisfaction of prior debts for services. The Company recorded expense of $2,990 related to these shares.
      In September 2005, the Company issued 17,632 shares of Common Stock to Red-Centre Consulting in satisfaction of prior debts for services. The Company recorded expense of $23,608 related to these shares.
      On September 26, 2005, the Company entered into a Settlement Agreement with The Wall Street Group (“WSG”) and Wall Street Consultants, Inc. (“WSC”). Under the Settlement Agreement, the Company paid WSG $328,000 and issued to WSC a five-year option to purchase up to 350,000 shares of the Company’s common stock at $0.60 per share which the Company recorded at the fair market value of $245,699, calculated based on the Black-Scholes model. The option agreement also grants to WSC certain piggyback registration rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Common Stock Issued in Connection with Acquisition of First Person Software — In June 2004, the Company issued a total of 217,938 shares of Common Stock in connection with the Company’s acquisition of those shares of First Person that were not previously owned by the Company. (Note 3). The Company also reserved for issuance an additional 108,991 shares of the Company’s Common Stock, the issuance of which was contingent upon the satisfaction of certain performance milestones, which were achieved as described in Note 3.
      In September 2004, the Company issued a total of 27,241 shares of Common Stock in connection with the completion of a certain performance milestone set forth in the Company’s merger agreement, dated as of May 28, 2004, with First Person and its stockholders (the “FPS Merger Agreement”). The Company increased the value of the assets purchased from First Person by $88,533 related to this issuance. In December 2004, the Company issued a total of 27,241 shares of Common Stock with a value of $107,602 for satisfaction of certain performance milestone set forth in the FPS Merger Agreement. The Company increased the value of the assets purchased from First Person by $107,602 related to this issuance.

Senior A Senior Preferred Stock
      In June 2004, the Company closed the first tranche of the Company’s Senior A Units Offering, and issued 3,142,354 shares of Senior A Preferred stock and 785,589 5-year warrants to purchase shares of its Common Stock, in exchange for $8,732,605 from certain institutional investors. The purchase price included $6,083,605 at $3.06 per share and $2,649,000 received under previously issued convertible notes. The convertible promissory notes converted at $2.29 per share, which was 75% of the $3.06 purchase price per share issued to other investors (See Note 5). The exercise price for the warrants was $3.83 per share and is the warrants are immediately exercisable upon issuance.
      In August 2004, the Company closed the second and final tranche of the Company’s Senior A Units Offering and issued 584,329 shares of Senior A Preferred Stock and 146,082 5-year warrants to purchase shares of its Common Stock, in exchange for $1,788,048 from certain institutional investors at $3.06 per share. The exercise price for the warrants is $3.83 per share and the warrants are immediately exercisable upon issuance.
      The holders of the Senior Series A Units had registration rights that required the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock issuable upon conversion of the Senior A Preferred Stock and the Common Stock issuable upon exercise of the warrants. In the event the Company is unable to cause the registration to be effective by the following dates: for convertible notes holders — 90 days from the date of issuance of Senior A Units (September 12, 2004); for the first tranche — 120 days from the date of issuance of Senior A Units (October 12, 2004), for the second tranche — 120 days from the date of issuance of Senior A Units (December 13, 2004), the Company would be penalized. The penalty accrued at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Senior A Units have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first 90 days in which the penalty is earned, the penalty is payable either in cash or in shares of Senior A Preferred Stock, at the Company’s election. After that 90- day period expires, the penalty must be paid in cash. The total penalty accrued by the Company totaled $720,309 through the effective date of the registration, which the Company paid-in kind through the issuance of 214,160 shares of Series A Senior Preferred Stock and 21,033 shares of Common Stock for full settlement.
      In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the Series A Preferred Stock also had a beneficial conversion feature of $4,365,700 as of the date of issuance. The Company recorded this beneficial conversion feature as a deemed dividend upon issuance to be included in arriving at net loss applicable to holders of Common Stock.
      In connection with the June and August 2004 transactions, the Company granted to its private placement agent, 264,776 5-year warrants to purchase Senior A Preferred Stock at an exercise price of $3.06 per share and 68,559 warrants to purchase Common Stock at an exercise price of $2.29 per share. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
calculated the fair value of the warrants using the Black-Scholes model to be $1,517,600 and $349,100, which the Company recorded as a cost of raising capital and as an offset to Additional Paid-in Capital.
      In June 2005, the Company issued 118,184 shares of Series A Senior Preferred Stock in conjunction with the semi-annual payments due June 1, 2005 of the 8% annual dividend payable on outstanding Series A Senior Preferred Stock. The Company recognized expense of $134,794 for the period from April 1, 2005 to June 1, 2005 for dividends earned, and retired accrued dividends of $261,570, for a total cost of $396,364. The Company also accrued an additional expense of $62,184 for the period from June 2, 2005 through June 30, 2005. During the period ending June 30, 2005 the Company issued 106,006 shares of Common Stock related to the conversion of 101,006 shares of Series A Senior Preferred Stock and 5,000 Shares of Series A Junior Preferred Stock.

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
      As a result of the Rescission Offer, the Company issued 1,010,025 shares of Junior A Preferred Stock, convertible into Common Stock upon demand in exchange for the same number of shares of the Company’s Common Stock. The Company also issued 252,563 5-year warrants to purchase shares of its Common Stock at $3.83 per share. Holders of approximately 46,500 shares of Common Stock accepted the Rescission Offer for cash consideration, which resulted in a payout of principal and interest of approximately $254,649. The repurchased stock was retired. Holders of approximately 119,665 shares of Common Stock retained their ownership of Common Stock as originally purchased. The Company calculated the fair value of the 252,563 5-year warrants, issued to purchase shares of the Company’s Common Stock, using the Black-Scholes model and recorded $880,354 as a deemed dividend (based on the relative fair value of the warrants and Junior A Preferred Stock). In accordance with EITF 00-27, the Company determined that the Junior A Preferred Stock then contained a beneficial conversion feature of $880,354 and recorded an additional deemed dividend to arrive at the net loss available to holders of Common Stock.
      There is considerable legal uncertainty under both federal and state securities laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities law violations. The Company understands that the SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California’s Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer.
      Accordingly, the Rescission Offer may not have terminated any or all potential liability the Company may have for failure to properly register its Common Stock under the Securities Act and there can be no assurance that the Company will be able to enforce the waivers and general releases it has received in connection with the Rescission Offer and Junior A Units Offering to bar any claims based on allegations of fraud or other federal or state securities law violations that the stockholders who accept the Rescission Offer may have, until the applicable statutes of limitations have run with respect thereto. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the alleged violation. The Company believes, however, that, in addition to such waivers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and releases, it may also have equitable remedies available to it should any of such persons seek to deny the enforceability of their waivers and releases.
      Further, those stockholders who did not accept the Rescission Offer, either because they affirmatively rejected it or because they failed to respond to it, may still attempt to assert claims against the Company, as well as against certain directors and officers of the Company, relating to non compliance with the securities laws. The Company cannot predict with certainty that those claims will be barred by the Rescission Offer because the legal effect of the Rescission Offer is uncertain. To the extent those claims are brought and result in judgments for damages, the Company’s business, financial condition and results of operations could all be harmed. The number of shares of Common Stock held by investors who were offered rescission under the Rescission Offer but did not accept the Rescission Offer aggregate of 119,665 shares, each of which was purchased at a price of $5.00. Even if the Company was to be successful in defending claims brought under applicable securities laws, their mere assertion could result in costly litigation and significant diversions of effort by management.

Conversion of Series A Senior Preferred Stock and Series A Junior Preferred Stock into Common Stock
      During the fiscal year ended December 31, 2005, the holders all of Series A Senior Preferred Convertible Stock (the “Senior A Preferred Stock”) and certain holders Series A Junior Convertible Preferred Stock (the “Junior A Preferred Stock”) were required to or requested conversion of their shares into Common Stock, pursuant to their respective agreements.

Deemed Dividends
      For the nine months ended December 31, 2005, and the year ended March 31, 2005, the Company recorded total deemed and regular dividends as follows:

	Nine Months	Twelve Months
	Ended	Ended
	12/31/05	3/31/05

Deemed dividend related to beneficial conversion feature on Senior A Preferred Stock	$—	$5,576,181
Deemed dividend related to beneficial conversion feature of Junior A Preferred Stock	—	880,534
Amortization of debt discount related to Series A Junior Common Stock Purchase Warrants	—	880,534
Dividends related to Penalties paid to Senior A
Preferred Stockholders for non-effective status of Registration Statement	—	720,332

Total Deemed Dividends	—	8,057,221
Senior A Preferred Stock Dividends	$368,704	634,054

Total Deemed and Regular Dividends	$368,704	$8,691,275

9.	Stock Options and Warrants
      Stock Option Plan — On December 8, 2004, the Board of Directors adopted and the stockholders approved the 2004 Omnibus Stock Incentive Plan (the “Stock Incentive Plan”) and reserved 1,125,000 shares for grant under the Stock Incentive Plan. In connection with the September 2005 Placement, the Company also increased the number of shares authorized for issuance under the Stock Incentive Plan to 9,375,000 shares. The Company may issue stock options, restricted stock, or stock bonuses under the Stock Incentive Plan to employees, directors and consultants. Stock options granted under the Stock Incentive Plan may be granted at prices not less than the fair market value at the date of grant for incentive stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock options granted under the Stock Incentive Plan generally vest based on three years of continuous service and have a contractual term of ten years, except for options on 114,167 shares that were immediately vested at the grant date, and options on 2,220,000 shares that vest based on eighteen months of continuous service. The fair value of each stock option is estimated using the Black-Scholes model. Expected volatility is based on management’s estimate using the historical stock performance of similar non-accelerated software companies, the expected term of the options is determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107, and the risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon bonds with a term comparable to the expected option term.
      Following is a summary of the assumptions used in the Black-Scholes model:

Range of expected volatility	151% - 159%
Weighted average expected volatility	153%
Range of risk-free interest rate	2.98% - 4.33%
Weighted average risk-free interest rate	3.48%
Expected life in years	6.0
Dividend yield	0.0%
      Compensation expense relating to stock options recognized for the nine months ended December 31, 2005 was $810,591 and for the year ending March 31, 2005 amounted to $225,680, representing the fair value of options granted, amortized on a straight-line basis over the vesting period. The weighted average grant date fair value of options granted was $0.49 per share for the nine months ended December 31, 2005.
      A summary of option activity under the Stock Incentive Plan for the nine months ended December 31, 2005 and the year ended March 31, 2005 is as follows:

		Weighted Average

			Contractual Life
		Exercise Price	Remaining, in
	Option Shares	per Share	Years

Outstanding at April 1, 2004
Granted	845,000	$1.02	9.39
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at March 31, 2005	845,000	$1.02	9.39
Granted	5,840,000	0.31	—
Exercised	(1,020,000)	0.32	—
Forfeited or expired	(685,000)	0.98	—

Outstanding at December 31, 2005	4,980,000	$0.34	9.65

Exercisable at December 31, 2005	225,833	$1.01	8.18

      The aggregate intrinsic value of option shares outstanding at December 31, 2005 was $1,717,500. Option shares exercisable at December 31, 2005 had no aggregate intrinsic value.
      In December 2005, 1,020,000 options held by Mr. Mashinsky, a director of the Company, were modified to become fully vested as of December 28, 2005, and subsequently exercised in full, through the application of the cashless exercise provision in the stock option agreement and the application of $150,000 of consulting income due to Mr. Mashinsky during 2006. As a result, the Company recorded compensation expense of $490,585 for the period ended December 31, 2005.
      As of December 31, 2005, there was approximately $2,098,000 of total unrecognized compensation expense related to non-exercisable options granted (4,754,000 option shares at a weighted average grant date

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value of $0.46 per share), which is expected to be recognized over a weighted average period of 2.34 years. The Company has an available pool of options for issuance of 9,375,000. As of December 31, 2005, there were 4,450,000 available for grant. During the nine months ended December 31, 2005, the Company issued options at exercise prices ranging from $0.25 to $1.15 per share.
Common Stock Warrants
      Following is a summary of warrants outstanding as of December 31, 2005:

	Number of Warrants
Types of Warrants	Outstanding	Exercise Price

Warrant to Junior A Preferred Holders	270,507	$3.83
Warrant to Senior A Preferred Holders	1,220,233	$0.40
Warrants Issued to Investors in the September 2005 Private Placement	10,900,400	$0.40
Warrants Issued to Investors in the December 2005 Private Placement	3,984,375	$0.40
Warrants Issued to Placement Agents	2,843,924	$0.40

	19,219,439

      The weighted average exercise price of all outstanding warrants is equal to $0.45 at December 31, 2005.

10.	Related Party Transactions
      Advances from Officer and Accrued Compensation — During the nine months ended December 31, 2005, the Company repaid $23,500 in accrued wages for certain officers and other employees. Also during the year ended March 31, 2005 the Company repaid $21,251 to its Chief Executive Officer for expenses advanced since inception.
      Investments by Directors — In September 2005, Governing Dynamics Investments, LLC, an institutional purchaser owned and controlled by Alex Mashinsky, invested $700,000 for the purchase of 2,187,500 shares of Common Stock and warrants to purchase 1,093,750 of Common Stock in the September 2005 Placement referenced above. This investment was made simultaneously with Mr. Mashinsky’s election to the board of directors. Governing Dynamics Investments, LLC also participated in the March 2006 private placement described in Note 12 for an investment of $400,000 of units including 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock.
      Exercise of Stock Options by Directors — During the nine months ended December 31, 2005, 1,020,000 options held by Mr. Mashinsky, a director of the Company, were modified to become fully vested as of December 28, 2005, and subsequently exercised in full, through the application of the cashless exercise provision in the stock option agreement and the application of $150,000 of consulting income due to Mr. Mashinsky during 2006. As a result, the Company recorded compensation expense of $490,585 for the period ended December 31, 2005.

11.	Commitments and Contingencies
      Agreement with M-Systems — On March 30, 2005, the Company entered into a three-year development agreement with M-Systems Flash Disk Pioneers Ltd., an Israeli company (“M-Systems”). Pursuant to the agreement, the Company granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute the Company’s Migo products, and to use related trademarks, as an integrated part of M-Systems’ USB drive product lines. The Company’s Migo products will be offered to M-Systems customers with either (i) limited functionality or (ii) full functionality for a period of 45 days, after which the end-user may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase a license directly from the Company to continue full functionality or otherwise retain limited functionality. If a M-Systems customer purchases a M-Systems product that has integrated a limited functioning Migo product, the Company will receive a fixed amount of cash per unit sold. If a M-Systems customer purchases a M-Systems product that has integrated a fully functioning Migo product from the Company, M-Systems will receive a fixed percentage of cash from the sale of each unit sold.
      The Company is obligated to develop software applications to bundle its Migo products with M-Systems USB Drives and the Company agreed to provide first level support for its Migo products to M-Systems and M-Systems’ customers and end-users. The Company is also prohibited from (i) providing any other party or their customers with services or applications for USB Drives that are provided to M-Systems under the Agreement, and (ii) bundling its Migo products with any USB Drive other than M-Systems’ USB Drive.
      Lease Agreement — In December 2004, the Company entered into a 48-month lease agreement with a third party for 10,270 square feet of office space located in Redwood City, California. The agreement commenced March 1, 2005 and requires monthly lease payments of $14,891, which escalate to $19,513 through February 28, 2009.
      In July 2004, the Company entered into a 25-month lease agreement with a third party for 2,335 square feet of office space located in San Francisco, California. The agreement commenced March 1, 2005 and requires monthly lease payments of $4,281 which escalate to $4,475 through July 31, 2006. On February 4, 2005 the Company entered into a sub-lease agreement with an unrelated third party for the San Francisco, California space. The sublease commenced on February 21, 2005, and the subleasee will pay the Company an amount equal to the monthly rent through the termination of the sublease on July 31, 2006.
      Future minimum lease payments under these operating leases, net of sublease income, as of December 31, 2005, are as follows:

2006	$221,194
2007	226,967
2008	214,129
2009	39,026

Total	$701,316

      Total rent expense for the year ended December 31, 2005 was $132,510, net of sublease income of $43,123. For the year ended March 31, 2005, total rent expense was $152,482, net of sublease income of $5,504.
      Litigation — On June 9, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the rescission offer made by the Company in June 2004 (see Management’s Discussion and Analysis or Plan of Operation, under the caption “Rescission Offer”) and, for that and other reasons, was excluded from participating in the rescission offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. In March 2006, a settlement agreement was negotiated with Mr. Dobies’ estate that will require the Company to pay a total of $130,000 to settle the case plus legal expenses of $20,000, which amount was accrued on the Company’s financial statements as of December 31, 2005.
      In July 2005, the Company received notice of a legal action commenced by Joshua Feller related to his former employment with the Company. Mr. Feller filed a claim with the Labor Commissioner of the State of California on July 12, 2005 seeking damages of approximately $540,000 related to his employment. Mr. Feller claims that an oral agreement with the Company existed for the payment of performance and other bonuses of approximately $415,000, and that his resignation on June 3, 2005 was for ’good cause’, therefore making him eligible for severance benefits of approximately $90,000. Mr. Feller also claims interest in stock options of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company valued at approximately $33,000, although no agreement exists for those options. The Company believes the complaint is without merit and intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on the Company’s financial position, results of operations, or cash flows in future years.
      On December 20, 2005, two former employees of the Company made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to $129,000 in severance pay following their resignations from the Company in February 2005. The claimants were employed by the Company as part of the 2004 acquisition of First Person Software, Inc. The Company believes the claims are baseless and intends to vigorously defend this matter. The Company has filed its answer to the demand and has filed a cross-claim against claimants seeking damages attributable to an alleged breach of their agreements with the Company. The Company believes that the loss, if any, resulting from the arbitration will not have a material impact on the Company’s financial position, results of operations or cash flow. In the normal course of business, the Company is subject to various claims and litigation matters none of which in management’s opinion will have a material effect on financial results.
      The Company is not aware of any additional litigation as of March 31, 2006.

Employment/ Consulting Contracts
      The Company entered into an Agreement with Kent Heyman under which Mr. Heyman originally became Executive Chairman of the Company’s Board of Directors as of September 26, 2005. As of January 9, 2006, Mr. Heyman became the Chief Executive Officer of the Company. The initial term of the Agreement is from September 1, 2005 until August 31, 2006, subject to renewal thereafter. Mr. Heyman has been granted options to purchase 2,700,000 shares of the Company’s common stock vesting over an 18-month period, and an annual salary of $225,000 per year. In connection with the Agreement, the Company issued to Mr. Heyman 300,000 shares of restricted common stock which will vest on January 1, 2007 or upon his removal from the Company’s Board of Directors without cause.
      The Company has entered into an Employment Agreement with Jay Elliot as of September 26, 2005, under which Mr. Elliot was designated to serve as President and Chief Executive Officer of the Company. In January 2006, the parties agreed to modify Mr. Elliot’s position with the Company, and he became Chief Strategy Officer and Co-chairman of the Board. Under the provisions of Mr. Elliot’s employment agreement, Mr. Elliot is entitled to a base salary of $200,000 per year with an annual bonus of up to $150,000 per year. In addition, Mr. Elliot has been granted options to purchase 2,700,000 shares of common stock with vesting over three years. In connection with the Employment Agreement, the Company issued to Mr. Elliot 300,000 shares of restricted common stock which will vest on January 1, 2007, or upon his termination of employment by the Company without cause. Mr. Elliot is also entitled to participate in the Company’s benefit plans available to other executives. The Employment Agreement provides that employment is terminable upon 30 days notice from either party. Under his Employment Agreement, Mr. Elliot is entitled to severance compensation equal to one year’s base salary if his employment is terminated by the Company without cause, or by Mr. Elliot for good reason. Additionally, 100% of Mr. Elliot’s stock options will vest if his employment is terminated by the Company without cause or by Mr. Elliot for good reason.
      The Company entered into an Agreement with Alex Mashinsky under which Mr. Mashinsky became Vice Chairman of the Board as of September 26, 2005. The initial term of the Agreement is for one year, subject to renewal thereafter. Under the Agreement, Mr. Mashinsky is to provide consulting services to the Company and receive compensation at the rate of $200,000 per year. Mr. Mashinsky was granted options to purchase 1,020,000 shares of common stock, originally vesting over an 18-month period. As of December 31, 2005, Mr. Mashinsky had exercised all his options on a cashless net exercise basis and in consideration for the consulting fees that would have been due to Mr. Mashinsky during 2006. In connection with the Agreement, the Company issued to Mr. Mashinsky 180,000 shares of restricted common stock, which will vest on January 1, 2007, or upon his removal from the Company’s Board of Directors without cause.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In total, the Company recorded $122,306 of compensation expense for the nine months ended December 31, 2005 related to issuance of restricted common stock described above, and $462,694 remained to be amortized as Deferred Compensation Expense in the Stockholders’ Equity section on the Company’s Balance Sheet as of December 31, 2005.
      The Company entered into an Agreement with Richard Liebman under which Mr. Liebman initially served as the interim Chief Financial Officer of the Company beginning September 26, 2005. As of January 1, 2006, Mr. Liebman became the Chief Financial Officer. Mr. Liebman will receive base compensation at the rate of $180,000 per year. Mr. Liebman has been granted options to purchase a total of 750,000 shares vesting over a three year period. In connection with the Agreement, the Company issued to Mr. Liebman 100,000 shares of restricted common stock, which will vest on January 1, 2007 or upon his termination of employment without cause.
     Guarantees
      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements; described below, fall within the scope of FIN 45.
      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2005.

12.	Subsequent Events
      On March 17, 2006, the Company completed a follow-on private placement to the September 2005 Placement and the December 2005 Placement with certain investors of the Company’s Common Stock and investor warrants to purchase a total of 12,421,875 shares of the Company’s Common Stock and warrants to purchase 6,210,938 shares of Common Stock. The securities were sold at $.32 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one-half of one share of Common Stock, exercisable at $.40. The aggregate offering price was $3,975,000. The investor warrants issued in connection with the March 2006 Placement expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. The private placement was effected through Common Stock and Warrant Purchase Agreements by and among the Company and the private placement investors.
      The holders of the Common Shares acquired via the March 2006 private placement have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock and the Common Stock issuable upon exercise of warrants.
      In the event the Company is unable to cause the registration to be effective within 90 to 120 days from the date of issuance for the Common Shares acquired via the March 2006 private placement, the Company would be penalized. The penalty accrues at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired via the March 2006 private placement have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first three months in which the penalty is earned, the penalty is payable either in cash or in shares of common stock, at the Company’s election. After that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period expires, the penalty must be paid in cash. However, in April 2006, the holders of the Common Shares acquired via the March 2006 private placement waived their right to ever put the stock and warrant back to the Company for full redemption, and also gave the Company the right to pay any penalty, in either cash or common stock, at the Company’s option.

13.	SELECTED QUARTERLY FINANCIAL DATA FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (Unaudited)
      Before the end of 2005, the Company discovered that an accounting error was made that required restatement of results previously reported in its quarterly filing for the period ending September 30, 2005.
      In its previously reported quarterly financial statement for the period ending September 30, 2005, the Company recorded the Common Stock and the related warrants sold in the September 2005 Equity Private Placement as permanent equity at the time of issuance, which was September 26, 2005. Since the Registration Rights Agreement gave the holders an ultimate put right pending a Registration Statement covering the underlying shares of common stock being declared effective by the SEC, at the time of issuance, the Common Stock and the related warrants should have been classified as mezzanine equity and a liability, respectively. The results for the quarter ended September 30, 2005 have been restated below to properly reflect this accounting treatment. Due to the classification of the warrants as a liability, the Company is required to mark the warrants to market at each period ending. However, as the Company’s stock price did not change between September 26 and September 30, 2005, the Company recorded no changes to its Income Statement for the quarter ended September 30, 2005. In addition, the Company determined that certain short-term investments previously included in cash and cash equivalents have stated maturities beyond three months and thus should be excluded from cash and cash equivalents in the Company’s Balance Sheet. The information presented below shows the adjustments to the Company’s Balance Sheet accounts to reflect the corrections discussed above.

	Balance Sheet at
	September 30, 2005

	As Reported	As Adjusted

Cash and cash equivalents	$4,081,627	$355,987
Short-term investments	-0-	$3,725,640
Liability for warrants	-0-	$2,773,553
Temporary equity	-0-	$4,136,149
Total stockholders’ equity (deficit)	$4,253,176	$(2,656,526)
      In the process of reviewing the Equity Private Placement transactions described above, including the conversion of Bridge Notes described in Note 5, the Company determined that the amount of beneficial conversion discounts recognized as interest expense in the September 30, 2005 Statement of Operations were overstated. The adjustments to the Company’s Balance Sheet accounts to reflect the correction of this overstatement are included above; adjustments to the Statement of Operations for the six months ended September 30, 2005 are as follows:

	Income Statement	Income Statement
	As Reported	As Adjusted

Gross profit (loss)	$(219,416)	$(219,416)
Total operating expenses	2,551,848	2,551,848
Total non-operating expenses	1,152,809	563,920
Net Loss	(3,924,873)	(3,335,984)
Net Loss Attributable to Holders of common Shares	$(4,293,577)	$(3,704,688)
Basic and Diluted net loss attributable to common stockholders per share	$(0.89)	$(0.77)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Effective as of October 20, 2005, we engaged Hein & Associates, LLP to serve as our independent auditor. Our board of directors approved the engagement of Hein & Associates, LLP. Hein & Associates, LLP served as our independent public accountants for the year ended March 31, 2004 and until the engagement of BDO Seidman, LLP (“BDO”) as discussed below. During the period of BDO’s engagement and all subsequent periods, we did not consult Hein & Associates, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of the Commission’s Regulation S-B.
      On August 29, 2005, BDO notified our Vice President, Finance and Chairman of Board that BDO intended to resign as our independent registered public accounting firm. Except for a going concern modification stated in BDO’s report dated June 13, 2005 which was included in the initial filing of our annual report on Form 10-KSB for the fiscal year ended March 31, 2005, BDO’s report on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.
      BDO served as our independent registered public accounting firm only for the year ended March 31, 2005 and the first quarter of the ensuing fiscal year. During the period of its engagement and subsequent interim periods, there were (1) no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BDO’s satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements; and (2) no other reportable events, as described in Item 304(a)(1)(iv) of the Commission’s Regulation S-B, except that, as previously disclosed by us in the initial filing of our Annual Report on Form 10-KSB for the year ended March 31, 2005, BDO advised us that we did not maintain effective internal control over our financial reporting as of March 31, 2005 because of the following material weaknesses identified in management’s assessment. First, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC. Secondly, we had insufficient numbers of internal personnel having sufficient technical accounting expertise for certain complex transactions, resulting in our reporting incorrect amounts in our financial statements. Third, we lacked an audit committee to oversee our accounting and financial reporting processes, as well as oversight of our independent auditors. We requested BDO to furnish us a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, is contained in our Current Report on Form 8-K filed with the Commission on October 26, 2005.
      On August 2, 2005, BDO informed us that the previously issued financial statements for the year ended March 31, 2005 included in the initial filing of our Form 10-KSB for the year ended March 31, 2005, should not be relied upon because of identified errors in the quarterly financial data reported in note 13 to such financial statements. The correct quarterly information was included in note 7 to our quarterly report on Form 10-QSB for the quarter ended June 30, 2005, but the quarterly report did not reconcile the incorrect figures reported in the Form 10-KSB.
      As indicated above, Hein & Associates, LLP has now been engaged to serve as our independent auditor. Since Hein & Associates, LLP was our independent auditor for years prior to the year ended March 31, 2005, and since Hein & Associates, LLP has been reengaged for future periods, we directed Hein & Associates, LP to re-audit the financial statements for the year ended March 31, 2005, to assure consistency with prior and subsequent years. The re-audited financial statements were filed with the Commission on December 21, 2005 on Form 10-KSB/ A.

ITEM 8A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of its senior management, including the Chief Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company’s disclosure controls and procedures were not effective.
      In connection with the audit of the Company’s consolidated financial statements for the nine months ended December 31, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company’s independent registered public accounting firm, Hein & Associates, LLP, identified certain “material weaknesses” (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 ) in its internal controls.
      The Company identified the following material weaknesses as of December 31, 2005:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC;

(2) insufficient numbers of internal personnel having sufficient technical accounting expertise for certain complex transactions, resulting in the Company’s reporting incorrect amounts in its financial statements; and

(3) lack of audit committee to oversee the Company’s accounting and financial reporting processes, as well as approval of the Company’s independent auditors.
      These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, have concluded that as of December 31, 2005, the disclosure controls and procedures were not effective. However, subsequent to December 31, 2005, the Company undertook corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects. The Company is also actively recruiting outside board members that will qualify as the Audit Committee Financial Expert as defined in Item 401(e)(2) of Regulation S B, in anticipation of establishing an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

Changes in Internal Control Over Financial Reporting
      None

ITEM 8B.	OTHER INFORMATION
      None
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      The names of the members of our Board of Directors and other persons who make a significant contribution to our business, as well as biographical information for those persons as of March 31, 2006, are set forth below:

Name	Age	Positions and Offices Held	Since

Kent Heyman	50	Chief Executive Officer, Co-Chairman of the Board of Directors,	September 2005
Jay Elliot	66	Chief Strategy Officer, Director, Co-Chairman of the Board of Directors	May 2002
Greg Osborn	41	Director	June 2005
Alex Mashinsky	40	Director, Vice Chairman of the Board of Directors	September 2005
Richard Liebman	50	Chief Financial Officer	September 2005
David Wainwright	50	Vice President, Sales and Marketing	November 2005
Syed Aamer Azam	38	Vice President, Development	January 2005

Kent Heyman
      Kent Heyman joined our board of directors as executive chairman in September 2005 and became Chief Executive Officer in January 2006. Mr. Heyman has served on the board of directors of Knova Software, Inc. (a software company formerly ServiceWare Technologies, Inc.) since February 2002 and served as its president and chief executive officer from September 2001 until the consummation of the merger with Kanisa in February 2005. From June 1996 to December 2000, he served as senior vice president at Mpower Communications, a facilities-based communications provider. Prior to his tenure at Mpower, Mr. Heyman served as litigation department chairman and lead trial counsel for Dowling Magarian Aaron and Heyman, a law firm in Fresno, California. Mr. Heyman earned a doctor of law (J.D.) degree from the University of the Pacific’s McGeorge School of Law, and received a bachelor’s degree from California State University, Fresno. Mr. Heyman was elected to the Board pursuant to the terms of the Common Stock and Warrant Purchase Agreements entered into in connection with the September 2005 Placement.

Jay Elliot
      Jay Elliot was elected to serve as our Chief Strategy Officer in January 2006 and has served as the Chairman or Co-Chairman of the Board since May 2002. Mr. Elliot served as our Chief Executive Officer from May 2002 until January 2006. From February to December 2001, Mr. Elliot was the Chief Executive Officer of New Health Systems, a network technology company connecting physicians and vendors to patients and affiliated hospitals.

      Mr. Elliot has over 30 years operating experience with corporations including IBM, Intel and Apple Computers. From 1980 to 1986, Mr. Elliot served as the Executive Vice-President of Apple Computers and served as the Chief Operating Officer of the Macintosh division.

Alex Mashinsky
      Alex Mashinsky has been the Managing Partner of VenturiFX, an early stage venture capital firm since December 2000 and for the last five years, has been the managing member of Governing Dynamics Investments, LLC, a venture capital firm. Mr. Mashinsky founded several companies including Qlimo in 2002, Qwireless in 2001, Elematics in 2000, and Arbinet in 1996, where he served as its CEO until January 2000. Mr. Mashinsky was elected to the Board pursuant to the terms of the Common Stock and Warrant Purchase Agreements entered into in connection with the Company’s private financing in September 2005.

Greg Osborn
      Greg Osborn was elected to our Board of Directors in June 2005. Mr. Osborn has served as the Managing Partner of IndiGo Ventures LLC, a merchant banking and financial advisory firm, since June 1999. Indigo Securities, LLC (formerly known as Middlebury Capital), an entity under joint control with IndiGo Ventures LLC, has provided investment banking services to us within the last 2 years. Prior to launching IndiGo Ventures, Mr. Osborn founded Seed Capital, which provided new business development, strategic partnering and fundraising services for Internet companies, and served as head of business development for FreeRide.com, an internet-based loyalty marketing company, from May 1997 until May 1999. His experience in finance and investment includes employment at L.F. Rothschild & Co., Drexel, Burnham, Lambert, Smith Barney Harris & Upham, Paine Webber, and Axiom Capital Management. Mr. Osborn holds a B.S. in Finance and Economics from Ramapo College of New Jersey. Mr. Osborn also serves on the Boards of Directors of iCurie Inc. a public company, and ideavillage.com, a private company. He also serves on the Board of Directors of Children of Bellevue, and on the corporate advisory board of Advance Nanotech, Inc.

Richard Liebman
      Richard Liebman served as President of Liebman Capital from March 2003 before joining us in September 2005. From January 2002 until March 2003, he served as Chief Financial Officer of ServiceWare Technologies, Inc., a publicly held software company, now known as Knova Software Inc. From October 1998 until January 2001, Mr. Liebman was chief financial officer of eCal Corporation, a provider of Internet-based calendar services. Mr. Liebman’s investment banking experience includes serving as a senior vice president of both Oppenheimer & Co. and Pennsylvania Merchant Group, as well as being a Principal with L.F. Rothschild, Unterberg Towbin. Mr. Liebman received his Bachelor of Arts degree in economics from Brown University and his Masters in Business Administration from Columbia Business School.

David Wainwright
      David Wainwright joined us in November, 2005. Mr. Wainwright is responsible for managing Migo Software’s North American and European operations including sales, marketing, and business development. Beginning in April 2002, Mr. Wainwright was Vice President of Worldwide Sales at Knova Software, Inc. (formerly ServiceWare Technologies, Inc.). Prior to Knova Software, Mr. Wainwright was Director of Alliance Sales with RightNow Technologies, until October 2001. Mr. Wainwright’s experience also includes positions at Primus Systems, Compatibility Corporation, Central Point Software, and Harris/ Lanier. Mr. Wainwright has a bachelor’s degree in communications and sociology from William Jewell College.

Syed Aamer Azam
      Syed Aamer Azam joined us in January 2005 as Vice President, Development. From April 2001 to January 2005, Mr. Azam was Senior Vice President Engineering for Clickmarks, Inc. From December 1999 to April 2001, he was CTO and Vice President Engineering for Wordwalla, Inc. Mr. Azam holds a Masters degree from Princeton University in computational physics, and has a Bachelors degree from the California Institute of Technology.
      On September 26, 2005, Alex Mashinsky and Kent Heyman were elected to serve on our Board of Directors. They filled vacancies created in the Board as a result of a recent amendment to our by-laws. Mr. Mashinsky’s term as director will continue until the 2006 annual meeting of stockholders. Mr. Heyman’s term as director will continue until the 2006 annual meeting of stockholders. Mr. Mashinsky and Mr. Heyman have both been elected to the Compensation Committee. Governing Dynamics Investments, LLC, an institutional purchaser owned and controlled by Alex Mashinsky, purchased 3,465,638 shares of Common Stock and warrants to purchase 2,052,353 shares of Common Stock in the September 2005 Placement referenced above and purchased 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock in the March 2006 Placement.
      Effective September 21, 2005, Greg Duffell resigned from his position as a Director of the Company. Mr. Duffell resigned from such position to allow the Board of Directors to consist of a greater percentage of non-management directors. Mr. Duffell’s resignation was not caused by any disagreement with us regarding our operations, policies or procedures. The vacancy on the Board created by Mr. Duffell’s resignation has not yet been filled.
      As of September 26, 2005, David Wells was removed as our principal financial officer, and Richard Liebman was appointed our interim chief financial officer. As of January 1, 2005, Mr. Liebman became our full-time chief financial officer.

Audit Committee Financial Expert
      Due to limited resources, we do not yet have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, on its audit committee.

Audit Committee
      We expect to establish an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act, under the Chairmanship of Mr. Greg Osborn, an independent director. We are in the process of recruiting outside board members, one of whom will qualify as the Audit Committee Financial Expert as defined in Item 401(e)(2) of Regulation S B, in anticipation of establishing an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

Stockholder Recommendation of Board Nominees
      We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics
      Due to limited resources, we have not yet adopted a Code of Ethics. We are in the process of approving Code of Ethics.

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
      Based on our review of the Commission’s web site, we are aware of the following delinquencies: Greg Osborn was elected to our board of directors on June 13, 2005, but did not file his initial ownership report or any subsequent reports for changes in his beneficial ownership until April 2006. Kent Heyman was elected an officer and director of ours on September 26, 2005, but did not file his initial ownership report until

November 1, 2005. Richard Liebman was elected an officer of ours on September 26, 2005, but did not file his initial ownership report until November 1, 2005. Alex Mashinsky was elected a director of ours on September 26, 2005, and filed his initial ownership report and subsequent reports for changes in his beneficial ownership on March 21, 2006. Jay Elliot received additional stock and options on September 26, 2005, but filed his Form 4 report on November 16, 2005.

ITEM 10.	EXECUTIVE COMPENSATION
      The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us and our subsidiaries during each of the last three years ended to (i) the individual who served as our chief executive officer (“CEO”) during 2005; (ii) our other most highly compensated employees other than the CEO who had salary and bonus in excess of $100,000 during 2005 and who were serving as executive officers as of December 31, 2005; and (iii) two former officers who would have been included in this table had they remained in our employ.
Annual Compensation

						Award of
						Restricted Stock	Securities
					Annual	($ as of Date of	Underlying
		Salary	Bonus	Other	Compensation	Underlying	Options/SARS
Name and Position	Year	($)	($)	($)	($)	Grant)	(#)

Jay Elliot,	2005	$233,547	—	—	—	$200,000	2,700,000
Chairman & CEO	2004	$240,000	—	—	—	—	—
	2003	$200,000	—	—	—
Gregory Duffell(1)	2005	$120,000	—	—	—
Director, International President	2004	$200,000	—	—	—
Joshua Feller,(2)	2005	$75,000	—	—	—		—
Sr. Vice President, Sales	2004	$175,000	—	—	—		—
Syed Aamer Azam,	2005	$150,000	—	—	—		100,000
Vice President, Engineering	2004		—	—	—

(1)	Mr. Duffell’s employment with us was terminated in October 2005, and as such, the compensation for him for 2005 is for the period from January 1, 2005 until the date of termination. Salary for 2005 includes severance pay paid to this individual.

(2)	Mr. Feller’s employment with us was terminated in June 2005, and as such, the compensation for him for 2005 is for the period from January 1, 2005 until the date of termination. Salary for 2005 includes severance pay paid to this individual.

Option/ SAR Grants in 2005
      We granted 5,840,000 stock options to our employees and Directors during the nine months ended December 31, 2005. We did not grant any stock appreciation rights during the nine months ended December 31, 2005.

Option/ SAR Grants in Last Fiscal Year

Percent of Total
	Number of Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise or Base
	Granted (#)	Fiscal Year	Price ($/Sh)	Expiration Date
(a)	(b)	(c)	(d)	(e)

Jay Elliot	2,700,000	46.2%	$0.32	9/26/15
Gregory Duffel	—
Joshua Feller	—
Syed Aamer Azam	100,000	11.9%	$1.01	3/16/15
Aggregated Option/ SAR Exercises in Last Fiscal Year and FY-End Option/ SAR Values(1)

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARs at		Options/SARs at
	Shares Acquired	Value	FY-End (#)		FY-End(2)
Name	on Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable
(a)	(b)	(c)	(d)		(e)

Jay Elliot	—	—	225,000	(e)/	$76,500	(e)/
			2,475,000	(u)	$841,500	(u)
	—	—	—		—
Gregory Duffell	—	—	—		—
Joshua Feller	—	—	—		—
	—	—	—		—
Syed Aamer Azam	—	—	33,333,	(e)/	0	/
			66,667	(u)	0
	—	—	—		—

(1)	There were no exercises of options for the fiscal year ended December 31, 2005 and we did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

(2)	Amounts shown are based upon the closing sale price for our common stock on December 31, 2005, which was $0.66 per share.

Director Compensation
      For the year ended December 31, 2005, with the exception of R.B.(Rob) Hutchinson, no directors are compensated for their services as directors. Mr. Hutchinson was compensated with 40,000 shares of restricted Common Stock for his services rendered as a director. See “Employment Contracts” below for a description of compensation payable to Alex Mashinsky.

Employment Contracts
      We entered into an Agreement with Kent Heyman under which Mr. Heyman became Executive Chairman of our Board of Directors as of September 26, 2005. The initial term of the Agreement is from September 1, 2005 until August 31, 2006, subject to renewal thereafter. Under the Agreement, Mr. Heyman is to provide consulting services to us on a less than full-time basis and receive compensation at the rate of $150,000 per year. As of January 9, 2006, Mr. Heyman commenced to serve as our chief executive officer on a full-time basis. Mr. Heyman has been granted options to purchase 1,200,000 shares of our common stock vesting over an 18-month period and options to purchase an additional 1,500,000 shares of common stock vesting over an 18-month period from and after January 9, 2006, the date his full-time employment commenced. In connection with the agreement, we issued to Mr. Heyman 300,000 shares of restricted common stock, which will vest on January 1, 2007 or upon his removal from our board of directors without cause.

      We entered into an Employment Agreement with Jay Elliot as of September 26, 2005, under which Mr. Elliot served as President and Chief Executive Officer. As of January 9, 2006, Mr. Elliot became our Chief Strategy Officer. Under the provisions of Mr. Elliot’s employment agreement, Mr. Elliot is entitled to a base salary of $200,000 per year with an annual bonus of up to $150,000 per year. In addition, Mr. Elliot has been granted options to purchase 2,700,000 shares of common stock with vesting over three years. In connection with the Employment Agreement, we issued to Mr. Elliot 300,000 shares of restricted common stock which will vest on January 1, 2007, or upon his termination of employment by us without cause. Mr. Elliot is also entitled to participate in our benefit plans available to other executives. The Employment Agreement provides that employment is terminable upon 30 days notice from either party. Under his Employment Agreement, Mr. Elliot is entitled to severance compensation equal to one year’s base salary if his employment is terminated by us without cause or by Mr. Elliot for good reason. Additionally, 100% of Mr. Elliot’s stock options will vest if his employment is terminated by us without cause or by Mr. Elliot for good reason.
      We entered into an Agreement with Alex Mashinsky under which Mr. Mashinsky became Vice Chairman of the Board as of September 26, 2005. The initial term of the Agreement is for one year, subject to renewal thereafter. Under the Agreement, Mr. Mashinsky is to provide consulting services to us and receive compensation at the rate of $200,000 per year. Mr. Mashinsky was also granted options to purchase 1,020,000 shares of common stock, all of which were exercised as of December 31, 2005, which resulted in his receipt of 768,000 shares, due, in part, to the cashless exercise provision in the agreement. In connection with the Agreement, we issued to Mr. Mashinsky 180,000 shares of restricted common stock, which will vest on January 1, 2007, or upon his removal from our board of directors without cause.
      We entered into an Agreement with Richard Liebman under which Mr. Liebman commenced to serve as our Chief Financial Officer as of January 1, 2006. The Agreement is subject to termination by either party at any time. Mr. Liebman will receive base compensation at the rate of $180,000 per year. Mr. Liebman has been granted options to purchase 750,000 shares vesting over a three-year period. In January 2006, we also issued to Mr. Liebman 100,000 shares of restricted common stock, which will vest on January 1, 2007, or upon his termination of employment by us without cause.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The following table sets forth the beneficial ownership of our voting securities as of March 31, 2006, by each person known by us to own beneficially more than 5% of the outstanding voting securities.
Security Ownership of Certain Beneficial Owners

	Amount Beneficially Owned	Percentage of
Name and Address	and Nature of Ownership	Class(1)

Alex Mashinsky(2)	8,503,426 direct and	14.9%
322 8th Ave., New York, N.Y. 10001	indirect(2)
Software Capital Partners LP(3)	6,445,312 — direct(3)	11.4%
30E. 65th St., New York, N.Y. 10021
Software Seed Capital Partners IV, L.P(4)	4,717,907 — direct(4)	8.4%
535 Madison Ave, New York, NY. 10022
AIGH Investment Partners, LLC(5)	4,687,500 — direct(5)	8.4%
6006 Berkeley Avenue Baltimore, MD 21209
LB I Group, Inc.(6)	4,682,069 — direct(6)	8.5%
745 Seventh Ave., New York, N.Y. 10019

(1)	Applicable percentage of ownership for each holder is based on 54,390,639 shares of common stock outstanding on March 31, 2006, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder which will become exercisable within 60 days after the date of this prospectus.

(2)	Includes 5,275,650 shares (including warrants to purchase 1,718,750 shares) owned by Governing Dynamics Investments, LLC, of which Mr. Mashinsky is the sole member and manager. Also includes warrants to purchase 931,603 shares of Common Stock held by Mr. Mashinsky which are presently exercisable. This information includes disclosures made in a Schedule 13D filed with the Securities and Exchange Commission on April 17, 2006, by Alex Mashinsky and Governing Dynamics Investments, LLC.

(3)	Information is based on a Schedule 13G filed with the Securities and Exchange Commission on April 3, 2006, by Software Capital Partners, L.P., Netconsult Holdings, LLC and Susi Belli, who share voting and dispositive power over the shares reported. Software Capital Partners, L.P. holds 4,296,875 shares of common stock and warrants to purchase an additional 2,148,437 shares. Netconsult Holdings, LLC is the sole general partner of Software Capital Partners, L.P. Susi Belli is the sole member and manager of Netconsult Holdings, LLC.

(4)	Information is based on a Schedule 13G filed with the Securities and Exchange Commission on March 17, 2006, by Software Seed Capital Partners IV, L.P., Technology Seed Capital Partners, LLC and David De Leeuw, who share voting and dispositive power over the shares reported. Software Seed Capital Partners IV, L.P. holds 2,925,857 shares of common stock and warrants to purchase an additional 1,792,050 shares. Technology Seed Capital Partners, LLC is the sole general partner of Software Seed Capital Partners IV, L.P. David De Leeuw is the controlling member and manager of Technology Seed Capital Partners, LLC.

(5)	Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2006, by AIGH Investment Partners, LLC. Includes warrants to purchase 1,562,500 shares.

(6)	Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 28, 2006, by LB I Group, Inc., Lehman Brothers Holdings, Inc. and Lehman Brothers, Inc. LB I Group, Inc. holds 4,194,069 shares of common stock and warrants to purchase an additional 488,000 shares, excluding warrants to purchase an additional 415,799 shares because the terms of the warrant contain a limitation on acquiring shares of common stock if the exercise would result in the holder beneficially owning more than 9.99% of the outstanding common stock. LB I Group, Inc. is a wholly owned subsidiary of Lehman Brothers, Inc., which is a wholly owned subsidiary of Lehman Brothers Holdings, Inc.
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

      The following table sets forth the beneficial ownership of our voting securities as of March      , 2006, by (a) each of our named executive officers referred to above under “Executive Compensation”; (b) each of our directors; and (c) all directors and executive officers as a group.
Security Ownership of Management

	Amount Beneficially Owned		Percentage of
Name and Address	and Nature of Ownership		Class(1)

Alex Mashinsky	8,503,426 — direct and indirect	(4)	14.9%
Jay Elliot	1,375,000 — direct	(2)	2.5%
Kent Heyman	883,333 — direct	(3)	1.6%
Greg Osborn	1,273,738 — direct and indirect	(5)	2.3%
Syed Aamer Azam	100,000 — indirect		Less than 1%
All officers and directors as a group	13,197,997	(6)	22.1%
FOOTNOTES

(1)	Applicable percentage of ownership for each holder is based on 54,390,639 shares of common stock outstanding on March 31, 2006, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder which will become exercisable within 60 days after the date of this Annual Report.

(2)	Includes options to purchase 375,000 shares of Common Stock which are either presently exercisable or exercisable within 60 days after the date of this Annual Report. Also includes 300,000 restricted shares which vest on January 1, 2007.

(3)	Includes options to purchase 583,333 shares of Common Stock which are either presently exercisable or exercisable within 60 days after the date of this Annual Report. Also includes 300,000 restricted shares which vest on January 1, 2007.

(4)	Includes 5,275,650 shares (including warrants to purchase 1,718,750 shares) owned by Governing Dynamics Investments, LLC, of which Mr. Mashinsky is the sole member and manager. Also includes warrants to purchase 931,603 shares of Common Stock held by Mr. Mashinsky which are presently exercisable. This information includes disclosures made in a Schedule 13D filed with the Securities and Exchange Commission on April 17, 2006, by Alex Mashinsky and Governing Dynamics Investments, LLC.

(5)	Includes warrants or options to purchase 725,930 shares of Common Stock held by Mr. Osborn or InDigo Ventures of which Mr. Osborn is a managing partner. The warrants and options included are either presently exercisable or exercisable within 60 days of the date of this Annual Report.

(6)	Includes options to purchase 1,062,500 shares of Common Stock held by executive officers not named in the above table, which are either presently exercisable or exercisable within 60 days after the date of this Annual Report.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      On June 18, 2004, we acquired First Person through a merger of First Person with and into PowerHouse Acquisition with PowerHouse Acquisition remaining as the surviving entity. At the time of the FPS Merger, Jay Elliot, our chief executive officer and chairman of the board, was a director of First Person. In connection with the FPS Merger, we issued a total of 217,938 shares of Common Stock to former stockholders of First Person. The shares were valued at $4.59 per share. The closing market price of the Common Stock on June 17, 2004, the day immediately prior to the transaction, was $5.25 per share.

      During the year ended March 31, 2005, we repaid $267,083 in accrued wages for certain officers and other employees. Also during the year ended March 31, 2005, we repaid $21,251 to our chief executive officer for expenses advanced since inception.
      We entered into a placement agency agreement, dated as of April 7, 2004, with Middlebury Capital, LLC now known as InDigo Ventures (“Middlebury Capital”) in connection with the Senior A Units Offering, pursuant to which, and in conjunction with other underwriter compensation, Middlebury Capital (now known as InDigo Ventures) was granted five-year warrants to purchase up to 68,559 shares of Common Stock (the “Common Placement Agent Warrants”) and five-year warrants to purchase up to 264,775 shares of Senior A Preferred Stock (the “Preferred Placement Agent Warrants”). Greg Osborn, a director of ours, is a managing partner of Middlebury Capital. The placement agency agreement with Middlebury Capital was entered into prior to Mr. Osborn’s election to our board of directors. As a condition to the September 2005 Placement, Middlebury Capital exchanged their Preferred Placement Agent Warrants for warrants to purchase 700,000 shares of Common Stock at $.40 per share.
      Mr. Mashinsky, in his title as investment advisor, signed a Purchase Agreement in September 2005 as the individual representing Governing Dynamics Investments, LLC, an institutional purchaser, for a total investment of $700,000 for the purchase of 2,187,500 shares of Common Stock and warrants to purchase 1,093,750 of Common Stock in the September 2005 Placement referenced above. This investment was made simultaneously with Mr. Mashinsky’s election to our board of directors. Governing Dynamics Investments, LLC also purchased in March 2006 for an investment of $400,000 units including 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock.
      See description of agreements with directors and officers described in Item 10 above.

ITEM 13.	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of May 28, 2004, by and among the Company, PowerHouse Acquisition, First Person, Christopher Neumann, David Brett Levine and Karl Jacob, acting solely as stockholder representative, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2004.
3.1	Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.
3.2	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.
3.3	Text of amended provision of the Company’s Bylaws, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2005.
3.4	Form of Certificate of Amendment to the Certificate of Designations, Preferences and Rights of the Series A Senior Convertible Preferred Stock, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2005.
3.5	Certificate of Amendment of Certificate of Incorporation, hereby incorporated by reference from the Company’s Information Statement filed with the Commission on January 30, 2006.
4.1	Common Stock Purchase Warrant, dated as of April 23, 2004, hereby incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on August 13, 2004.
4.2	Common Stock Purchase Warrant, dated as of August 13, 2004, hereby incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on August 13, 2004.
4.3	Certificate of Designations, Preferences and Rights of Series A Junior Convertible Preferred Stock, hereby incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on September 13, 2004.
4.4	Form of Investor Warrant dated as of September 26, 2005, hereby incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, filed with the Commission on December 14, 2005.

4.6		Form of Investor Warrant dated as of December 23, 2005, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2005.
10.1		Development Agreement, dated March 30, 2005, between the Company and M-Systems Flash Disk Pioneers Ltd, hereby incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed with the SEC on July 28, 2005.
10.2		2004 Omnibus Stock Incentive Plan, hereby incorporated by reference to Exhibit 3.1 the Quarterly Report on Form 10-QSB/A filed with the SEC on February 22, 2005.
10.3		Series A Senior Units Purchase Agreement, dated as of April 23, 2004, hereby incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on August 13, 2004.
10.4		Series A Senior Units Purchase Agreement, dated August 13, 2004, as of April 23, 2004, hereby incorporated by reference from the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 13, 2004.
10.5		Form of Common Stock and Warrant Purchase Agreement dated as of September 26, 2005, hereby incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, filed with the Commission on December 14, 2005.
10.6		Form of Common Stock and Warrant Purchase Agreement dated as of December 23, 2005, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2005.
10.7		Registration Rights Agreement dated as of September 21, 2005, hereby incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed with the Commission on December 14, 2005.
10.8		Agreement dated September 26, 2005, between the Company and Kent Heyman, hereby incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed with the Commission on December 14, 2005.
10.9		Employment Agreement dated September 26, 2005, between the Company and Jay Elliot, hereby incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed with the Commission on December 14, 2005.
10.10		Agreement dated September 26, 2005, between the Company and Alex Mashinsky, hereby incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed with the Commission on December 14, 2005.
10.11		Agreement dated September 26, 2005, between the Company and Richard Liebman, hereby incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed with the Commission on December 14, 2005.
10.12		Settlement Agreement dated September 26, 2005, between the Company, The Wall Street Group, Inc. and Wall Street Consultants, Inc., hereby incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-QSB filed with the Commission on December 14, 2005.
10.13		Registration Rights Agreement dated as of December 23, 2005, hereby incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the Commission on December 28, 2005.
16		Letter regarding the change in independent accountant, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2005.
21	.	List of subsidiaries.
31	.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2.	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The following table sets forth fees for services Hein & Associates LLP provided during the nine months ended December 31, 2005 and for the twelve months ended March 31, 2005.

	Nine Months	Twelve Months
	Ended	Ended
	December 31, 2005	March 31, 2005

Audit fees(1)	$187,942	$74,183
Audit related fees(2)	$10,845	$43,621
Tax fees	$—	$—
All other fees	$—	$—

Total	$198,787	$117,804

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financials statements and advice on accounting matters that arose during the audits. This amount includes $75,000 for professional services provided in connection with the reaudit of our year ended March 31, 2005 consolidated financial statements which was completed in December 2005.

(2)	The amount represents fees for the filing of the Company’s registration statement.
      Our Board of Directors has determined that the provision of non-audit services by Hein are compatible with maintaining their independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Exchange Act.
      Generally, the Audit Committee, once formed, will approve in advance audit and non-audit services to be provided. Board of Directors, in other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERHOUSE TECHNOLOGIES GROUP, INC.

By:	/s/ Kent Heyman

Kent Heyman
Chief Executive Officer
(Principal Executive Officer)
Date: April 17, 2006

By:	/s/ Richard Liebman

Richard Liebman
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 17, 2006

POWER OF ATTORNEY
      Each person whose signature appears below hereby appoints Kent Heyman and Richard Liebman, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jay Elliot

Jay Elliot
Director
Date: April 17, 2006

/s/ Alex Mashinsky

Alex Mashinsky
Director
Date: April 17, 2006

/s/ Greg Osborn

Greg Osborn
Director
Date: April 17, 2006