Form 10QSB
period 2006-03-31
POWERHOUSE TECHNOLOGIES GROUP INC
filed 2006-05-15
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2006, there were 66,034,389 shares of the issuer's common stock, $0.0001 par value per share ("Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWERHOUSE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEET

As of March 31, 2006
Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$366,821
Short-term investments	6,817,164
Accounts receivable	25,893
Inventory	4,320
Other current assets	11,522
Total current assets	7,225,720
PROPERTY AND EQUIPMENT,
net of accumulated depreciation of $9,466	7,456
OTHER ASSETS:
Software technology, net of accumulated
amortization of $996,501	1,825,836
Other assets	48,474
TOTAL ASSETS	$9,107,486
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,118,030
Accrued compensation	98,378
Accrued liabilities	568,651
Total current liabilities	1,785,059
Non-current liabilities:
Warrant liability, at fair value	5,130,926
Total Liabilities	6,915,985

Commitments and contingencies

Temporary Equity, Common Stock, 27,879,700 shares issued and outstanding	8,715,214

Stockholders' Deficit:
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized, 790,250 shares issued and outstanding; preference upon liquidation of $2,600,000	79
Common stock, $.0001 par value; 100,000,000 shares authorized; 26,598,180 and shares issued and outstanding	2,670
Additional paid in capital in excess of par value	29,490,057
Deferred Compensation Expense	(395,464)
Treasury Stock	(386,400)
Accumulated Deficit	(35,234,655)
Total stockholders' deficit	(6,523,713)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,107,486

The accompanying notes are an integral part of these financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
	(Unaudited)	(Unaudited)
Revenues	$41,229	$73,546
Cost of Sales	156,044	539,994
Gross Loss	(114,815)	(466,448)

Operating Expenses
Research and development	360,053	171,058
Sales and marketing	262,390	319,287
General and administrative	1,224,201	1,251,323
Total operating expenses	1,846,644	1,741,668

Non-operating Income (Expense)

Interest (net)	63,912	1,664
Decrease in warrant liability	166,538	-
Other	(283,305)	282,236
Total non-operating expenses	(52,855)	283,900

Loss Before Income Taxes	(2,014,314)	(1,924,216)
Provision for Income Taxes	-	1,858

Net Loss	(2,014,314)	(1,926,074)

Deemed and Regular Preferred Stock Dividend	-	199,588

Net Loss Attributable to Holders of common shares	$(2,014,314)	$(2,125,662)

Basic and Diluted net loss attributable to common
stockholders per share	$(0.04)	$(0.64)

Weighted Average Shares Outstanding
Basic and Diluted	56,214,838	3,305,360

The accompanying notes are an integral part of these condensed financial statements.

POWERHOUSE TECHNOLOGIES GROUP, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,014,314)	$(1,926,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and options issued for services	-	294,920
Inventory write-downs	11,122	70,914
Depreciation and amortization	140,805	135,241
Amortization of deferred compensation	132,230	-
Interest expense relating to amortization of debt issuance costs	-	29,200
and beneficial conversion	-	5,819
Re-measurement of warrants to fair value	(166,538)	-
Stock based compensation	494,134	225,680
Changes in operating assets and liabilities:
Accounts receivable	(525)	54,993
Inventory	313	32,524
Other current assets	71,461	92,106
Other assets	(9,000)	12,050
Accounts payable	13,873	(369,599)
Accrued compensation	20,294	(17,344)
Accrued liabilities	(456,018)	(57,609)
Net cash used in operating activities	(1,762,163)	(1,417,179)
Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(3,942,164)	-
Acquisition of First Person Software	-	6,761
Purchase of equipment	(1,073)	-
Net cash provided by (used in) investing activities	(3,943,237)	6,761
Cash Flows from Financing Activities:
Payment of debt issuance costs	-	(1,355,438)
Payments upon rescission of common stock	-	(12,500)
Payment of equity financing costs	(413,483)	-
Proceeds from sale of common stock	3,975,000	-
Proceeds from sale of preferred stock	-	1,308,805
Net cash provided by (used in) financing activities	3,561,517	(59,133)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,143,883)	(1,469,551)

CASH AND CASH EQUIVALENTS, Beginning of period	2,510,704	1,893,280

CASH AND CASH EQUIVALENTS, End of period	$366,821	$423,729

Non-cash investing and financing activity:

Issuance of shares for dividends	-	$1,092,816

Restricted Stock Issued	$65,000

Common Stock Purchase Warrant Issued to Placement Agent	$246,971	-

Supplemental Disclosure of cash paid for :

Interest	-	-

Income Taxes	$800	$1,000

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

For the Three Month Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited).

1.	Interim Financial Data and Basis of Presentation

The accompanying unaudited financial statements have been prepared by PowerHouse Technologies Group, Inc. ("PowerHouse" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB\T for the nine months ended December 31, 2005. The Company was a development stage enterprise from May 16, 2002 (inception) through June 30, 2005. On January 9, 2006, the Board of Directors of the Company determined to change the Company’s fiscal year end to December 31 from March 31, effective for the year ended December 31, 2005.

These results for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which the Company operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Quarterly Report on Form 10-QSB and in the Company’s other SEC filings. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and the timing or magnitude of those events, are inherently uncertain. The risk factors and other considerations noted in the Company’s SEC filings could cause the Company’s actual results to differ significantly from those contained in any forward-looking statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business and has incurred significant losses from operations. From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate sufficient revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Management estimates that the current funds available and on-hand will be adequate to fund operations throughout 2006.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, PowerHouse Acquisition LLC, and PowerHouse Studios, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents - The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At March 31, 2006 management believed that all amounts were collectible.

Inventory - Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. At March 31, 2006 inventory consisted of finished goods of which certain amounts were on consignment with third party distributors and resellers. Although the Company is principally in the business of developing software, to support sales of software licenses it may at times purchase hardware and resell it with its software pre-installed. As a result, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

For the three months ended March 31, 2006 and 2005, the Company recorded an expense of $11,122 and $70,914, respectively, related to the write-down of the Company’s inventory to its realizable value.

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

Impairment of Long-Lived Assets - Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. The Company’s most significant long-lived asset is its software technology. Differences between the Company’s original forecasts and actual results have resulted primarily from the Company’s change in focus from selling directly to consumers primarily through advertising to selling through partners such as M-Systems. While the change in focus resulted in lower than projected revenues being achieved, operating expenses have also declined significantly. In calculating the current value for the Company’s core software technology, the Company primarily relies upon its estimates of the future cash flows (net realizable value) derived from the sale of its software. Among the key assumptions used by management are projected sales via M-Systems and other potential partners, assumptions regarding the potential conversion percentages of users upgrading their version of Migo software, costs to develop additional features for the Migo software, as well as projected headcount, marketing and general and administrative expenses. The software remains the core component of the current version of the Migo software. As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverability of the software technology change, future write-offs or write-down might be required.

Revenue Recognition - The Company recognizes revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per share of common stock. Potential shares of common stock to be issued upon the exercise of all stock options and warrants amounted to 35,147,844 as of March 31, 2006 and 2,867,401 shares at March 31, 2005.

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2006 equals net loss.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, Share Based Payment SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS 123R effective January 1, 2005 in accordance with the standard’s early adoption provisions. Prior to January 1, 2005, the Company’s Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the three months ended March 31, 2006 the Company issued 2,010,000 stock options to employees with a fair market value of $1,065,513 and 100,000 shares of restricted stock with a fair market value of $65,000. For the three months ended March 31, 2006 and 2005, the Company recorded $494,134 and $225,860, respectively in compensation expense related to the granting of stock options and restricted stock to employees. Unrecognized compensation cost related stock options and restricted stock to employees totaled approximately $3,544,000 at March 31, 2006.

Research and Development - Research and development costs are charged to operations as incurred, and totaled $360,053 for the three months ended March 31, 2006 and $171,058 for the three months ended March 31, 2005. Some of the Company’s products include certain software applications that are integral to the operation of the core product. The costs to develop such software have not been capitalized, as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software.

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

Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. The Company’s product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company maintains its cash balances with high credit quality financial institutions. At times, cash deposits may be in excess of Federal Deposit Insurance Corporation’s limits. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk with respect to its cash balances.

Financial Instruments- The Company’s financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at March 31, 2006, approximate their fair value.

Short-term Investments- The Company’s short-term investments consist primarily of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments

Income Taxes - The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, Accounting for Income Taxes, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Reserves against deferred tax assets are provided when management cannot conclude that realization of such assets is probable.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses the accounting and reporting for changes in accounting principles. SFAS No. 154 replaces APB Opinion No. 20 and FIN 20 and is effective for accounting changes in fiscal years beginning after December 31, 2005. This Statement applies to all voluntary changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

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

3.	Debt

The Company had no debt outstanding as of March 31, 2006.

4.	Balance Sheet Components

The primary components of accrued liabilities at March 31, 2006 are as follows:

Accrued equity financing costs	$283,305
Accrued operating expenses	285,346
$568,651

5.	Intangible assets

Intangible assets consist of  the following:

Software	$2,822,337
Accumulated amortization	(996,501)
$1,825,836

The Company is currently amortizing its acquired intangible asset over five years. Amortization expense related to the software technology asset amounted to $139,267 and $154,524 for the three months ended March 31, 2006 and 2005, respectively.

6.	Related Party Transactions

An entity owned and controlled by Alex Mashinsky, one of the members of the Company's Board of Directors invested $400,000 as a part of the March 2006 private equity placement for 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock.

7.	Equity transactions

On March 17, 2006, the Company completed a follow-on private placement to the September 2005 Placement and the December 2005 Placement under which the investors purchased a total of 12,421,875 shares of the Company’s Common Stock and warrants to purchase 6,210,938 shares of Common Stock. The securities were sold at $.32 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one-half of one share of Common Stock, exercisable at $.40 per share. The aggregate offering price was $3,975,000. The investor warrants issued in connection with the March 2006 Placement expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. C. E. Unterberg Towbin, LLC was paid a placement fee of $397,500 in connection with this transaction. The private placement was effected through Common Stock and Warrant Purchase Agreements by and among the Company and the private placement investors.

On September 26, 2005, the Company completed a private placement with certain investors of the Company's Common Stock for the issuance of a total of 19,910,950 shares of Common Stock and warrants to purchase a total of 10,900,400 shares of the Company's Common Stock. The securities were sold at $0.32 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one-half of one share of Common Stock. The aggregate offering price was $6,045,000 and the aggregate placement fee was $191,360 and warrants to purchase 1,278,490 shares of Common Stock. Fifty percent (50%) of all Warrants issued were exercisable at $0.40 per share, and the remaining fifty percent (50%) were exercisable at $0.48 per share. After taking into account an anti-dilution adjustment as a result of the December 2005 placement described below, all of the Warrants are exercisable at $.40 per share. All Warrants expire after three years, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 if the stock price should exceed $2.00 per share, and permit cashless exercise only if there is no registration statement in effect after one year. The proceeds of the private placement included $883,333 of principal and $23,765 of accrued interest converted into Common Stock from short-term bridge financing obtained by the Company earlier in 2005. The conversion resulted in the issuance of a total of 3,779,700 shares of Common Stock at $0.24 per share.

The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among the Company and the private placement investors who are named therein (the "Purchase Agreement"). As a condition to the transaction, all of the Company's Series A Senior Preferred Convertible Stock (the "Senior A Stock") were converted into 20,632,952 shares of Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and a Warrant Exchange Agreement, dated as of September 26, 2005, was entered into with Middlebury Capital LLC under which the holders of warrants to purchase 264,725 shares at $3.06 per share exchanged their warrants for new warrants for 700,000 shares at $.40 per share. In addition, the Company executed a Registration Rights Agreement, dated as of September 26, 2005, with the private placement investors, wherein the Company agreed to register under the Securities Act of 1933, as amended (the "Securities Act") the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the Warrants issued in the private placement.

On December 23, 2005, the Company completed a follow-on private placement (the “December 2005 Placement”) with certain investors of its Common Stock for the issuance of a total of 7,968,750 shares of the Company's Common Stock and warrants to purchase 3,984,375 shares of Common Stock. The securities were sold at $.32 per unit, each unit consisting of one share of Common Stock and warrants to purchase one-half of one share of Common Stock. The aggregate offering price was $2,550,000, and the placement fee was paid in the form of Placement Agent Warrants to purchase 796,875 shares of Common Stock. The investor warrants and placement agent warrants issued in connection with the December 2005 Placement are exercisable at $.40 per share, expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as December 23, 2005, with the private placement investors.
The holders of the Common Shares acquired in the September 2005, December 2005, and March 2006 private placements have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock and the Common Stock issuable upon exercise of warrants. In the event the Company is unable to cause the registration to be effective within 90 to 120 days from the date of issuance for the Common Shares acquired in the private placements, the Company would be penalized. The penalty accrues at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired in the private placements have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first 90 days in which the penalty is earned, the penalty is payable either in cash or in shares of Common Stock, at the Company's election. After that 90-day period expires, the penalty must be paid in cash. However, in April 2006, the holders of the Common Stock acquired in the private placements waived their right to ever put the stock and warrant back to the Company for full redemption, and also gave the Company the right to pay any penalty, in either cash or common stock, at the Company’s option.

Under EITF-00-19, the ability to register stock, or keep the registration effective, is deemed to be outside of the Company's control. Accordingly, the Company has treated the issuance of the Common Stock as temporary equity and the warrant value as a liability as the Registration Statement was not yet declared effective by the SEC as of March 31, 2006. The Company calculated the total fair market value of the warrants based on the Black-Scholes model, which was recorded as a discount to the Common Stock and an accrued warrant liability in the consolidated balance sheet, and the warrant liability is marked to market at the end of each quarter.

For the 12,178,892 warrants issued in connection with the September 2005 transaction, the Company recorded temporary equity of $4,136,149 and an initial warrant liability of $2,773,553 which was adjusted at December 31, 2005 to $2,652,319, the market value at that date. The Company marked this warrant liability to market as of March 31, 2006 and recorded $143,952 of other income, as the value of the warrants had decreased to $2,508,367 at that date.

For the 4,781,250 warrants issued in connection with the December 2005 transaction, the Company recorded temporary equity of $1,771,887 and an initial warrant liability of $1,260,283, which was adjusted at December 31, 2005 to $1,230,353, the market value at that date. The Company marked this warrant liability to its $1,221,783 market value as of March 31, 2006 and recorded $8,570 of other income.

For the 6,210,938 warrants issued in connection with the March 2006 transaction, the Company recorded temporary equity of $2,807,178 and an initial warrant liability of $1,167,822. Adjustment of this warrant liability to market at March 31, 2006 was not required, as the portion of the proceeds in the March 2006 transaction allocated to the warrants exceeded the potential penalty the Company could be required to pay.

In February 2006, the Company paid a Finders Fee related to the Company’s September 2005 private equity placement, totaling $175,000 and issued to both Hugh Deane and Richard Wells ("Deane and Wells") a warrant to purchase 250,000 of the Company’s Common Stock at $.32 per share. These warrants contain cashless exercise provisions and expire on March 10, 2010. For the 500,000 warrants issued to Deane and Wells, the Company recorded an initial warrant liability of $246,971, which was adjusted at March 31, 2006 to $232,955 and recorded $14,016 of other income.

8.	Commitments and Contingencies

Litigation

On June 9, 2005, the Company received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the rescission offer made by the Company in June 2004 and, for that and other reasons, was excluded from participating in the rescission offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. In March 2006, a settlement was negotiated with Mr. Dobies’ estate that will require the Company to pay a total of $130,000 to settle the case plus legal expenses of $20,000, which amount had been accrued on the Company’s financial statements as of December 31, 2005.

In July 2005, the Company received notice of a legal action commenced by Joshua Feller related to his former employment with us. Mr. Feller filed a claim with the Labor Commissioner of the State of California on July 12, 2005 seeking damages of approximately $540,000 related to his employment. Mr. Feller claims that an oral agreement existed for the payment of performance and other bonuses of approximately $415,000, and that his resignation on June 3, 2005 was for “good cause”, therefore making him eligible for severance benefits of approximately $90,000. Mr. Feller also claims interest in stock options valued at approximately $33,000, although no agreement exists for those options. The Company believes the complaint is without merit, intends to defend it vigorously and believes that the loss, if any, resulting from the suit will not have a material impact on its financial position, results of operations, or cash flows in future years.

On December 20, 2005, two former employees made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to $129,000 in severance pay following their resignations in February 2005. The claimants were employed by the Company as part of the 2004 acquisition of First Person Software, Inc. The Company believes the claims are baseless and intends to vigorously defend this matter. The Company has filed an answer to the demand and has filed a cross-claim against claimants seeking damages attributable to an alleged breach of their agreements with the Company. The Company believes that the loss, if any, resulting from the arbitration will not have a material impact on its financial position, results of operations or cash flow.

In the normal course of business, the Company is subject to various claims and litigation matters none of which in management's opinion will have a material effect on financial results.

The Company is not aware of any additional pending litigation as of March 31, 2006.

Item 2. Management's Discussion and Analysis of Operation.

The following discussion should be read in conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses that involve many risks and uncertainties. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this Form 10-QSB, particularly in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In January 2006, we changed our fiscal year-end from March 31 to December 31. As a result, references in this Form 10-QSB to the first quarter of 2006 are references to the three-month period ended March 31, 2006 and references to the first quarter of 2005 are references to the three-month period ended March 31, 2005. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “the Company”, and “Migo” refer to Powerhouse Technologies Group, Inc. and its subsidiaries as a whole.

General

We are in the business of developing, acquiring and marketing software designed to improve the way mobile information is personalized, secured, carried and accessed.

Our Technology: The Migo®

We have developed Migo® ("Migo"), a software computing system that performs advanced synchronization, personalization and data management functions when installed on portable memory-storage devices that use USB ports on Windows-based computers. We believe that Migo has the potential to change the way people work with and away from their personal computers, whether in the office, at home, or from other remote locations while traveling.

Migo seeks to significantly improve the mobile computing experience. Migo is designed to make it very easy for users to take their unique, personal data with them, without the need to bring along their laptop or link back to their office machine. Migo allows users to easily load their entire personalized desktop environment, Microsoft® Outlook® e-mail, Internet Explorer favorites, wallpaper, presentations, photos, MP3 audio files and/or various other features, and then access their personal data on any other Windows-based, “guest” computer. Migo is designed so that once it has been disconnected from a “guest” computer, no trace of the user's computer environment or its data will be left behind on the “guest” machine.

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

We are continuing to develop software applications to bundle our Migo products with M-Systems USB Drives, and we agreed to provide first level support for Migo products to M-Systems and M-Systems’ customers and end-users, if desired. We are also prohibited from (i) providing any other party or their customers with services or applications for USB Drives that are provided to M-Systems under the Agreement, and (ii) bundling Migo products with any USB Drive other than M-Systems’ USB Flash drives.

Financial Results, Liquidity and Management's Discussion and Analysis (Unaudited)

Three months ended March 31, 2006 and 2005

We reported revenues of $41,229 for the three months ended March 31, 2006 and revenues of $73,546 for the corresponding period ended March 31, 2005. During the quarter ended March 31, 2006, we sold our software packaged through M-Systems, via online downloads, distributors and bundled with memory products. We are working to expand our OEM relationships to promote sales.

Our costs associated with the sale of products for the three month period ended March 31, 2006 were $156,044 and consisted almost entirely of the amortization of software technology $139,267, as well as expenses related to fees for customer downloads of our software, and packaging and shipping costs. For the period ended March 31, 2005, we incurred costs associated with the sale of our products of $539,994, of which $140,525 was for amortization of software technology.

Research and development expenses totaled $360,053 for the three months ended March 31, 2006, up from $171,058 in the corresponding period in 2005, due primarily to the increase of staff dedicated to the development of new products, and the completion of products to be made available for sale and upgrade through the M-Systems contract. This increase was partially offset by our reducing selling expenses from $319,287 for the three months ended March 31, 2005 to $262,390 in the period ended March 31, 2006 primarily due the cessation of consumer directed advertising. General and administrative costs decreased slighty to $1,224,201 for the period ended March 31, 2006 from $1,251,323 due to the implementation of cost containment measures.

Non-operating income totaled $(52,855) for the three months ended March 31, 2006 compared with $283,900 for the three months ended March 31, 2005. Interest (net) increased for the three months ended March 31, 2006 by $62,248 due to the increased investment income earned from the monies raised from the September 2005, December 2005, and March 2006 equity private placements. During the three months ended March 31, 2005, we reversed, on a one time basis, an expense of $282,236 related to Agate Technologies, which was not present in the same period in 2006. Due to a decline in our stock price between December 31, 2005 and March 31, 2006, we recorded a decrease in warrant liability of $166,538, and we also recorded an expense of $283,305 during the three months ended March 31, 2006 due to provisions in our Registration Rights Agreement dated September 2005 related to the issuance of additional shares to investors caused by delays in filing a Registration Statement by January 25, 2006.

Liquidity and Capital Resources

At March 31, 2006, we had working capital of $5,440,661 as compared to a working capital of $3,055,929 at December 31,2005. The increase in working capital is mainly due to raising, net of fess, approximately $3.5 million of equity capital in March 2006, which also increased Temporary Equity and Warrant Liability by $2,807,178 and $1,248,254, respectively. For the three months ended March 31, 2006, net cash used in operating activities was $1,762,163. We believe we have sufficient cash to fund our operations through 2006. Thereafter, we will depend on cash from operations, and additional financing, if available.

Recent and Expected Losses

From inception, we have never been profitable and have sustained substantial net losses from operations. There can be no assurance that we will ever generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the three months ended March 31, 2006 and 2005, we incurred net pre-tax losses of $2,014,314 and $1,924,216 respectively.

Satisfaction of Current and Future Capital Requirements

No assurance can be given that we will be able to obtain the additional financing we require to continue normal operations. We cannot provide assurances that we will be able to develop our business to the point of generating net operating profits and positive cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, we would seek to institute cost-saving measures that would not only reduce overhead, but also curtail operations. We cannot assure that such measures, if implemented, would be sufficient to offset all of our operating expenses. If any capital subsequently raised from the sale of securities is not sufficient to fund the balance of our operating expenses after implementing certain cost-cutting measures, we could be forced to discontinue certain operations or may be unable to continue as a going concern.

Any further issuances of any additional equity securities to raise capital may be on terms that are detrimental to existing stockholders. In order to meet our capital requirements, we may continue to offer equity securities for sale, and existing stockholders will experience additional dilution. Any new equity securities issued may have rights, preferences or privileges senior to those of holders of existing equity securities.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the "Exchange Act").  While we believe we have made significant improvements, insufficient time has passed to demonstrate complete effectiveness, and based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures as designed, are not yet effective to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, we continued implementing changes that we conceived during the nine months ended December 31, 2005. During that period, following a comprehensive review, we concluded that the weaknesses we had found, as noted in prior SEC filings, were a direct result of our being understaffed in our accounting area. We made increased use of an outside firm of accounting consultants to support and extend the capabilities of our internal staff, and simultaneously employed additional experienced accounting staff personnel. We will continue to engage our outside accounting consultants until our internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. While our Chief Executive Officer and Principal Financial and Accounting Officer believe we have made material progress towards building effective controls and procedures for the period ended March 31, 2006, as part of the assessment of our internal controls over financial reporting that we will undergo during our 2006 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes. Our Board of Directors is performing oversight of the implementation of enhancements and improvements to our internal controls, and expects to transfer this responsibility to an Audit Committee by June 30, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 2005, we received notice of a legal action commenced by Richard Dobies, an individual who allegedly purchased Common Stock in June 2003. Mr. Dobies did not timely respond to the rescission offer made by us in June 2004, and for that and other reasons, was excluded from participating in the rescission offer. The suit claims damages of approximately $400,000, plus interest from the time of investment. In March 2006, a settlement was negotiated with Mr. Dobies’ estate that will require us to pay a total of $130,000 to settle the case plus legal expenses of $20,000, which amount had been accrued on our financial statements as of December 31, 2005.

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

On December 20, 2005, two former employees of ours made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to $129,000 in severance pay following their resignations in February 2005. We employed the claimants as part of the 2004 acquisition of First Person Software, Inc. We believe the claims are baseless and intend to vigorously defend this matter. We have filed our answer to the demand and have filed a cross-claim against claimants seeking damages attributable to an alleged breach of their agreements with us. We believe that the loss, if any, resulting from the arbitration will not have a material impact on our financial position, results of operations or cash flow.

We are not aware of any additional pending litigation as of March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2006, we completed a private placement with certain investors for the issuance of a total of 12,421,875 shares of Common Stock and warrants to purchase a total of 6,210,937 shares of our Common Stock. The securities were sold at $0.32 per unit, with each unit consisting of one share of Common Stock and a warrant to purchase 0.5 share of Common Stock. The aggregate offering price was $3,975,000.  The Warrants are exercisable at $0.40 per share, expire in September 2008, unless theretofore exercised, contain a call provision in favor of us at a price of $0.01 if the stock price should exceed $2.00 per share, and permit cashless exercise. We paid C. E. Unterberg Towbin, LLC a placement fee of $397,500 in connection with this transaction. We relied on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as the basis for an exemption from registering the sale of these shares of Common Stock and Warrants under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On or about January 6, 2006, we received written consents in lieu of a meeting of Stockholders from holders of 24,329,983 shares representing approximately 52.6% of the 46,279,380 shares of the total issued and outstanding shares of our voting stock as of the December 1, 2005 record date for this action, approving an Amendment to our Certificate of Incorporation (the "Amendment"), pursuant to which the maximum number of shares of Common Stock that we shall be authorized to have outstanding at any time was increased to 100,000,000 shares of Common Stock at a par value of $0.0001 per share.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX:

Exhibit	Description Number

3 .1 Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

3 .2 Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

3 .3 Text of amended provision of the Company’s Bylaws, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2005.

3 .4 Form of Certificate of Amendment to the Certificate of Designations, Preferences and Rights of the Series A Senior Convertible Preferred Stock, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2005.

3 .5 Certificate of Amendment of Certificate of Incorporation, hereby incorporated by reference from the Company’s Information Statement filed with the Commission on January 30, 2006.

10.1 Common Stock and Warrant Purchase Agreement with LB I Group, Inc. dated as of March 10, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.2 Warrant issued to LB I Group, Inc. , hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.3 Registration Rights Agreement with LB I Group, Inc. dated as of March 10, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.4 Common Stock and Warrant Purchase Agreement with other investors, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.5 Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Kent Heyman.

10.6 Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Richard Liebman.

10.7 Common Stock and Warrant Purchase Agreement dated March 17, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

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

POWERHOUSE TECHNOLOGIES GROUP, INC.

Date: May 15,2006	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer (Principal Executive Officer)

Date: May 15,2006	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX:

Exhibit	Description Number

3 .1 Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

3 .2 Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

3 .3 Text of amended provision of the Company’s Bylaws, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2005.

3 .4 Form of Certificate of Amendment to the Certificate of Designations, Preferences and Rights of the Series A Senior Convertible Preferred Stock, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2005.

3 .5 Certificate of Amendment of Certificate of Incorporation, hereby incorporated by reference from the Company’s Information Statement filed with the Commission on January 30, 2006.

10.1 Common Stock and Warrant Purchase Agreement with LB I Group, Inc. dated as of March 10, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.2 Warrant issued to LB I Group, Inc. , hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.3 Registration Rights Agreement with LB I Group, Inc. dated as of March 10, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.4 Common Stock and Warrant Purchase Agreement with other investors, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.5 Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Kent Heyman.

10.6 Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Richard Liebman.

10.7 Common Stock and Warrant Purchase Agreement dated March 17, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

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