Form 10QSB
period 2006-06-30
MIGO SOFTWARE, INC.
filed 2006-08-10
CIK 1006762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For the transition period from ___ to ___

Commission file number: 333-5278-NY

MIGO SOFTWARE, INC.
(Exact Name of small business issuer as Specified in Its Charter)

Delaware	94-3334052
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 Twin Dolphin Drive, Suite 650
Redwood City, California 94065
(Address of principal executive
offices)

Issuer's telephone number: (650) 232-2600

PowerHouse Technologies Group, Inc.
(Former name, former address and former fiscal year if changed since last report)

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

As of August 1, 2006, there were 66,034,389 shares of the issuer's common stock, $0.0001 par value per share ("Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIGO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$189,622	$2,510,704
Short-term investments	5,370,650	2,875,000
Accounts receivable	14,887	25,368
Inventory	—	15,755
Other current assets	84,405	82,983
Total current assets	5,659,564	5,509,810

Property and equipment, net	10,036	7,923
OTHER ASSETS:
Software technology, net	1,685,045	1,965,101
Other assets	39,475	39,475
TOTAL ASSETS	$7,394,120	$7,522,309

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$151,720	$1,104,157
Accrued compensation	112,469	78,084
Accrued liabilities	1,141,048	1,271,640
Total current liabilities	1,405,237	2,453,881
Non-current liabilities:
Warrant liability, at fair value	—	3,882,672
Total Liabilities	1,405,237	6,336,553

Commitments and contingencies (Note 8)

Temporary Equity, Common Stock, 0 and 27,879,700 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	5,908,036

Stockholders' Equity (Deficit):
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized, 790,250 shares issued and outstanding; preference upon liquidation of $2,600,000	79	79
Common stock, $.0001 par value; 100,000,000 shares authorized; 66,034,389 and 26,598,180 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	6,700	2,660
Additional paid in capital in excess of par value	43,877,431	29,344,416
Deferred Compensation Expense	(279,483)	(462,694)
Treasury Stock	(386,400)	(386,400)
Accumulated Deficit	(37,229,444)	(33,220,341)
Total stockholders' equity (deficit )	5,988,883	(4,722,280)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,394,120	$7,522,309
* Derived from the December 31, 2005 audited financial statements

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues	$26,387	$57,141	$67,616	$130,687
Cost of Sales	148,757	199,987	304,801	739,981
Gross Profit	(122,370)	(142,846)	(237,185)	(609,294)

Operating Expenses
Research and development	425,488	192,443	785,541	363,501
Sales and marketing	279,031	305,923	541,421	625,210
General and administrative	1,333,667	886,269	2,557,868	2,137,592
Total operating expenses	2,038,186	1,384,635	3,884,830	3,126,303

Loss from operations	(2,160,556)	(1,527,481)	(4,122,015)	(3,735,597)

Other income (expense)
Interest (net)	55,267	(5,133)	119,180	(3,469)
Decrease in warrant liability	—	—	166,538	—
Other	110,501	—	(172,804)	282,236
Total other income (expense)	165,768	(5,133)	112,912	278,767

Loss Before Income Taxes	(1,994,788)	(1,532,614)	(4,009,103)	(3,456,830)
Provision for Income Taxes	—	800	—	2,658
Net Loss	(1,994,788)	(1,533,414)	(4,009,103)	(3,459,485)

Deemed and Regular Preferred Stock Dividend	—	196,978	—	396,566
Net Loss Attributable to Holders of common shares	$(1,994,788)	$(1,730,392)	$(4,009,103)	$(3,856,054)

Basic and Diluted net loss attributable to common shareholders per share	$(0.03)	$(0.44)	$(0.07)	$(1.01)

Weighted Average Shares Outstanding Basic and Diluted	66,034,389	3,951,559	61,171,629	3,818,573

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDTED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(4,009,103)	$(3,459,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and options issued for services	—	353,678
Inventory write-downs	15,442	70,914
Depreciation and amortization	283,456	277,451
Amortization of deferred compensation	248,211	—
Interest expense relating to amortization of debt issuance costs	—	29,200
Interest expense relating to amortization of debt discount and beneficial conversion	—	5,819
Remeasurement of warrants to fair value	(166,538)	—
Stock based compensation	1,040,867	296,974
Gain on Settlement	(683,971)	—
Changes in operating assets and liabilities:
Accounts receivable	10,481	65,384
Inventory	313	76,619
Other current assets	(1,422)	27,413
Other assets	—	12,050
Accounts payable	(268,465)	(177,008)
Accrued compensation	34,385	98,638
Accrued liabilities	116,378	174,580
Net cash used in operating activities	(3,379,966)	(2,147,776)

Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(2,495,650)	—
Acquisition of First Person Software	—	6,761
Purchase of equipment	(5,514)	—
Net cash provided by (used in) investing activities	(2,501,164)	6,761

Cash Flows from Financing Activities:
Payment of debt issuance costs	—	(1,355,438)
Proceeds from convertible notes	—	700,000
Payments upon rescission of common stock	—	(12,500)
Payment of equity financing costs	(414,952)	—
Proceeds from sale of common stock	3,975,000	—
Proceeds from sale of preferred stock	—	1,308,805
Net cash provided by financing activities	3,560,048	640,867

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,321,082)	(1,500,148)

CASH AND CASH EQUIVALANTS, Beginning of period	2,510,704	1,893,280
CASH AND CASH EQUIVALENTS, End of period	$189,622	$393,132

Non-cash investing and financing activity:
Issuance of shares for dividends		$1,489,180
Restricted stock issued	$65,000	—
Reclassification from temporary to permanent equity	8,715,214	—
Reclassification from warrant liability to permanent equity	5,130,926	—
Common Stock Purchase Warrant Issued to Placement Agent	246,970	—

Supplemental Disclosure of cash paid for :
Interest	—	—
Income Taxes	800	1,000

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Interim Financial Data and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Migo Software, Inc. ("Migo" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These consolidated financial statements should be read in conjunction with the consolidatd financial statements and notes related thereto, included in the Annual Report on Form 10-KSB\T for the nine months ended December 31, 2005. The Company was a development stage enterprise from May 16, 2002 (inception) through June 30, 2005. On January 9, 2006, the Board of Directors of the Company determined to change the Company’s fiscal year end to December 31 from March 31, effective for the year ended December 31, 2005. As of August 10, 2006, the Company's name was changed to "Migo Software, Inc."

The results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accounts Receivable - Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At June 30, 2006 management believed that all amounts were collectible.

Inventory - Historically, inventory was valued at the lower of cost or market with cost determined by the first-in, first-out method. Prior to March 31, 2006, inventory consisted of finished goods of which certain amounts were on consignment with third party distributors and resellers. Although the Company is principally in the business of developing software, to support sales of software licenses it has at times purchased hardware and resold it with its software pre-installed. As a result, the Company was exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors included, but were not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluated its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that was obsolete or in excess of anticipated usage is identified, it was written down to realizable salvage value or an inventory valuation reserve is established. As of June 30, 2006, the Company no longer sells items such as flash drives or watches with its Migo software pre-installed, and only sells software that is either downloaded or pre-installed by its partners.  As such, the Company no longer carries any physical inventory, nor does it anticipate doing so in the future. For the three months ended June 30, 2006, the Company recorded an expense of $4,320 related to the write-off of inventory.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes.

Software Technology Assets - Software technology assets acquired as part of the First Person Software acquisition (Note 4) are stated at cost. Amortization is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of five years.

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

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. Since the Company has incurred net losses for all periods presented, there is no difference between basic and diluted loss per share of common stock. Potential shares of common stock to be issued upon the exercise of all stock options and warrants amounted to 35,147,844 as of June 30, 2006 and 2,867,401 shares at June 30, 2005.

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for all periods presented equals net loss.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS 123R effective January 1, 2005 in accordance with the standard’s early adoption provisions. Prior to January 1, 2005, the Company’s Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the three months ended June 30, 2006 the Company issued 1,620,000 stock options to employees with a fair market value of $648,000. For the six months ended June 30, 2006 and 2005, the Company recorded $1,040,867 and $296,974, respectively in compensation expense related to the granting of stock options and restricted stock to employees. For the three months ended June 30, 2006 and 2005, the Company recorded $546,733 and $71,294, respectively in compensation expense related to the granting of stock options and restricted stock to employees. Unrecognized compensation cost related to unvested stock options and restricted stock to employees totaled approximately $3,784,743 at June 30, 2006.

Research and Development - Research and development costs are charged to operations as incurred. Some of the

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Financial Instruments- The Company’s financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at June 30, 2006, approximate their fair value.

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

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements -

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will become effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact that FIN No. 48 will have on its results of operations and financial position.

3.	Debt

The Company had no debt outstanding as of June 30, 2006.

4.	Balance Sheet Components

The primary component of accrued liabilities of $1,141,048 at June 30, 2006 was $760,775 related to the future issuance of penalty shares as a result of provisions in our Registration Rights Agreement dated September 2005 and December 2005 caused by delays in becoming effective with a Registration Statement covering those shares.

5.	Intangible assets

Intangible assets consist of the following at June 30, 2006:

Software	$2,822,337
Accumulated amortization	(1,137,292)
$1,685,045

The Company is currently amortizing its acquired intangible asset over five years. Amortization expense related to the software technology asset amounted to $140,789 and $140,730 for the three months ended June 30, 2006 and 2005, respectively and $280,056 and $281,460 for the six months ended June 30, 2006 and 2005, respectively.

6.	Related Party Transactions

None.

7.	Equity transactions

On March 17, 2006, the Company completed a follow-on private placement to the September 2005 Placement and the December 2005 Placement under which the investors purchased a total of 12,421,875 shares of the Company’s Common

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among the Company and the private placement investors who are named therein (the "Purchase Agreement"). As a condition to the transaction, all of the Company's Series A Senior Preferred Convertible Stock (the "Senior A Stock") were converted into 20,632,952 shares of Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and a Warrant Exchange Agreement, dated as of September 26, 2005, was entered into with Middlebury Capital LLC under which the holders of warrants to purchase 264,725 shares at $3.06 per share exchanged their warrants for new warrants for 700,000 shares at $.40 per share. In addition, the Company executed a Registration Rights Agreement, dated as of September 26, 2005, with the private placement investors, wherein the Company agreed to register under the Securities Act of 1933, as amended (the "Securities Act") the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the Warrants issued in the private placement. In February 2006, the Company paid a fee related to the Company’s September 2005 private equity placement, totaling $175,000 and issued to each of Hugh Deane and Richard Wells ("Deane and Wells") a warrant to purchase 250,000 of the Company’s Common Stock at $.32 per share. These warrants contain cashless exercise provisions and expire on March 10, 2010. For the 500,000 warrants issued to Deane and Wells, the Company recorded an initial warrant liability of $246,971, which was adjusted at March 31, 2006 to $232,955 and recorded $14,016 of other income.

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

The holders of the Common Shares acquired in the September 2005, December 2005, and March 2006 private placements have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock and the Common Stock issuable upon exercise of warrants. In the event the Company is unable to cause the registration to be effective within 90 to 120 days from the date of issuance

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for the Common Shares acquired in the private placements, the Company would be penalized. The penalty accrues at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired in the private placements have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first 90 days in which the penalty is earned, the penalty is payable either in cash or in shares of Common Stock, at the Company's election. After that 90-day period expires, the penalty must be paid in cash. Under EITF-00-19, the ability to register stock, or keep the registration effective, is deemed to be outside of the Company's control. Accordingly, the Company has treated the issuance of the Common Stock as temporary equity and the warrant value as a liability as the Registration Statement was not yet declared effective by the SEC as of June 30, 2006. The Company calculated the total fair market value of the warrants based on the Black-Scholes model, which was recorded as a discount to the Common Stock and an accrued warrant liability in the consolidated balance sheet, and the warrant liability is marked to market at the end of each quarter.

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

The Company accounts for all its outstanding warrants under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Under EITF 00-19, the Company recorded the value of the Common Stock issued in connection with the Total Private Placement Transactions as temporary equity and the initial fair value of the related warrants as a liability, with the corresponding offset amount recorded as a discount to the Common Stock. Subsequently, the warrant liability is marked to fair value with the corresponding offset amount recorded as other income (expense) on the Consolidated Statement of Operations at each reporting period. The reason for this treatment is because settlement of the warrant contracts was deemed out of the Company’s control as defined by EITF 00-19. Any contract, where settlement is not in the Company’s control is required to be reported as a liability.

Accordingly, at the time of issuance, the Company treated the March 2006 Placement Common Stock, $3,975,000, as temporary equity and the fair value of the warrants, $1,167,822, as a liability. The corresponding offset to the liability was recorded as a discount to the aforementioned Temporary Equity - Common Stock.

On April 7, 2006, the purchasers of equity purchased in association with the three private placement transactions, agreed in writing, to allow the Company to settle the warrant contract, and penalties, if any, in either shares of common stock or cash, at the Company’s sole discretion. Additionally, the purchasers agreed to waive any and all full redemption rights associated with the equity. Upon modification to the purchase agreements associated with the private placements, settlement of the warrant contract is deemed to be under the Company’s control as defined by EITF 00-19. As such, the Company reclassified the total warrant liability, $5,130,926, and total common stock temporary equity, $8,715,214 to permanent equity on the Consolidated Balance Sheet. There was no impact to the Company’s Consolidated Statement of Operations as a result of this reclassification.

The decrease in the fair value of the Total Private Placement Transactions warrants from December 31, 2005 to March 31, 2006 was $166,538 and is recorded as other income on the Company’s Consolidated Statement of Operations for the six months ended June 30, 2006. As the warrant liability was reclassified at the beginning of April 2006, there was no other income (expense) during the three months ended June 30, 2006 as a result of marking the warrants to fair value.

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Commitments and Contingencies

Litigation

In July 2005, the Company received notice of a legal action commenced by Joshua Feller related to his former employment with the Company. Mr. Feller filed a claim with the Labor Commissioner of the State of California on July 12, 2005 seeking damages of approximately $540,000 related to his employment. Mr. Feller claims that an oral agreement with the Company existed for the payment of performance and other bonuses of approximately $415,000, and that his resignation on June 3, 2005 was for “good cause”, therefore making him eligible for severance benefits of approximately $90,000. Mr. Feller also claims interest in stock options valued at approximately $33,000, although no agreement exists for those options. In June 2006, a settlement was negotiated with Mr. Feller that required the Company to pay a total of $96,000 to settle the case, including legal expenses of $38,400, which amount was recognized in the Company's financial statements as of June 30, 2006.

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

The Company is not aware of any additional pending litigation as of June 30, 2006.

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

In January 2006, we changed our fiscal year-end from March 31 to December 31. As a result, references in this Form 10-QSB to the second quarter of 2006 are references to the three-month period ended June 30, 2006 and references to the second quarter of 2005 are references to the three-month period ended June 30, 2005. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “the Company”, and “Migo” refer to Migo Software, Inc., formerly known as Powerhouse Technologies Group, Inc. and its subsidiaries as a whole.  Our name change became official on August 10, 2006.

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

Financial Results, Liquidity and Management's Discussion and Analysis

Three months ended June 30, 2006 and 2005

We reported revenues of $26,387 for the three months ended June 30, 2006 compared to revenues of $57,141 for the corresponding period ended June 30, 2005. During the three months ended June 30, 2006, we sold only software packaged through M-Systems or via online download, while during the quarter ended June 30, 2005 we primarily sold hardware items, such as flash disks, pre-loaded with Migo software. We are working to expand our OEM relationships to promote sales.

Our costs associated with the sale of products for the three month period ended June 30, 2006 were $148,757 and consisted almost entirely of the amortization of software technology $140,789, as well as expenses related to fees for customer downloads of our software, and packaging and shipping costs. For the three month period ended June 30, 2005, we incurred costs associated with the sale of our products of $207,125, most of which also consisted of amortization of software technology.

Research and development expenses totaled $425,488 for the three months ended June 30, 2006, up from $192,443 in the corresponding period in 2005, due primarily to the increase of staff dedicated to the development of new products, and the completion of products. This increase was partially offset by our reducing selling expenses from $305,923 for the three months ended June 30, 2005 to $279,031 in the period ended June 30, 2006 primarily due the cessation of consumer directed advertising. General and administrative costs increased to $1,333,667 for the period ended June 30, 2006 from $886,269 in the year earlier quarter due primarily to the expensing of stock options, which totaled $546,733 for the quarter ended June 30, 2006.

Non-operating income totaled $165, 767 for the three months ended June 30, 2006 compared with Non-operating expense of $5,133 for the three months ended June 30, 2005. Interest (net) was $55,267 for the three months ended June 30, 2006 as a result of the increased investment income earned from the monies raised from the September 2005, December 2005, and March 2006 equity placements. During the three months ended June 30, 2006, we reversed, on a one time basis, an expense of $683,971 related to a reduction of an outstanding payable, which was not present in the same period in 2005. We also recorded an expense of $477,470 during the three months ended June 30, 2006 due to provisions in our Registration Rights Agreements dated September 2005 and December 2005 related to the issuance of additional shares to investors caused by delays in having a Registration Statement covering those shares declared effective by the SEC.

Six months ended June 30, 2006 and 2005

We reported revenues of $67,616 for the six months ended June 30, 2006 and revenues of $130,687 for the corresponding period ended June 30, 2005.

Our costs associated with the sale of products for the six month period ended June 30, 2006 were $304,801 and consisted almost entirely of the amortization of software technology $280,056, as well as expenses related to fees for customer downloads of our software, and packaging and shipping costs. For the period ended June 30, 2005, we incurred costs associated with the sale of our products of $739,981, primarily related to the amortization of software technology.

Research and development expenses totaled $785,541 for the six months ended June 30, 2006, up from $363,501 in the corresponding period in 2005, due primarily to the increase of staff dedicated to the development of new products. This increase was partially offset by our reducing selling expenses from $625,210 for the six months ended June 30, 2005 to $541,421 in the six months ended June 30, 2006 primarily due the cessation of consumer directed advertising. General and administrative costs increased to $2,557,869 for the period ended June 30, 2006 up from $2,137,592 due primarily to the requirement to expense stock options.

Non-operating income totaled $112,912 for the six months ended June 30, 2006 compared with $278,767 for the six months ended June 30, 2005. Interest (net) increased for the six months ended June 30, 2006 to $119,179 due to the increased investment income earned from the monies raised from the September 2005, December 2005, and March 2006 equity placements. During the six months ended June 30, 2005, we reversed, on a one time basis, an expense of $282,236 related to Agate Technologies, which was not present in the same period in 2006. Due to a decline in our stock price between December 31, 2005 and June 30, 2006, we recorded a decrease in warrant liability of $166,538, and we also recorded an expense of $477,470 during the six months ended June 30, 2006 due to provisions in our Registration Rights Agreements related to the issuance of additional shares to investors caused by delays in having a Registration Statement covering these shares declared effective.

Liquidity and Capital Resources

At June 30, 2006, we had working capital of $4,254,327 as compared to a working capital of $3,055,929 at December 31, 2005. The increase in working capital is mainly due to raising approximately $3.5 million net of fees in the March 2006 private placement and the reduction in accounts payable that resulted from a negotiated settlement of an outstanding invoice that was reduced from approximately $983,000 to $300,000. For the six months ended June 30, 2006, net cash used in operating activities was $3,379,966. We believe we have sufficient cash to fund our operations through 2006. Thereafter, we will depend on cash from operations, and additional financing, if available.

Recent and Expected Losses

From inception, we have never been profitable and have sustained substantial net losses from operations. There can be no assurance that we will ever generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the three months ended June 30, 2006 and 2005, we incurred net pre-tax losses of $1,994,788 and $1,532,614 respectively.

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

Any further issuances of any additional equity securities to raise capital may be on terms that are detrimental to existing stockholders. In order to meet our capital requirements, we may continue to offer equity securities for sale, and existing stockholders would experience additional dilution. Any new equity securities issued may have rights, preferences or privileges senior to those of holders of existing equity securities.

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of June 30, 2006, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as described in this Management's Discussion and Analysis and in “Notes to Financial Statements Note 8 - Commitments and Contingencies” existed, which are likely to have a material effect on our liquidity.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the "Exchange Act").  Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, we continued implementing changes that we conceived during the nine months ended December 31, 2005, and the three months ended March 31, 2006. Following a comprehensive review in early 2006, we concluded that the weaknesses we had found, as noted in prior SEC filings, were a direct result of our being understaffed in our accounting area. We made increased use of an outside firm of accounting consultants to support and extended the capabilities of our internal staff, and simultaneously employed a new Controller to ensure that accounting issues are addressed, documented, approved and resolved.

Additionally, in early 2006, we began actively recruiting additional independent board members who could qualify as an "audit committee financial expert" as defined in Item 401(e)(2) of Regulation S-B, in anticipation of establishing an audit committee. Three new Board members joined the board on May 11, 2006, at which time our audit committee was formed. The audit committee is now fully functional.

Except as identified above, there were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Principal Financial and Accounting Officer believe we now have effective controls and procedures for the period ended June 30, 2006. As part of the assessment of our internal controls over financial reporting that we expect to undergo during our 2007 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review and evaluate our controls and processes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2005, we received notice of a legal action commenced by Joshua Feller related to his former employment with us. Mr. Feller filed a claim with the Labor Commissioner of the State of California on July 12, 2005 seeking damages of approximately $540,000 related to his employment. Mr. Feller claims that an oral agreement with us existed for the payment of performance and other bonuses of approximately $415,000, and that his resignation on June 3, 2005 was for “good cause”, therefore making him eligible for severance benefits of approximately $90,000. Mr. Feller also claims interest in stock options valued at approximately $33,000, although no agreement exists for those options. In June 2006, a settlement was negotiated with Mr. Feller that required us to pay a total of $96,000 to settle the case, including legal expenses of $38,400, which amount was recognized in our financial statements as of June 30, 2006.

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

We are not aware of any additional pending litigation as of June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On or about April 6, 2006, we received written consents in lieu of a meeting of Stockholders from holders of 34,081,225 shares representing approximately 51.0% of the 66,824,639 shares of the total issued and outstanding shares of our voting stock as of the March 17, 2006 record date for this action, authorizing our Board of Directors to effect (or not to effect) on or before March 1, 2007, a reverse split of our common stock at a ratio of up to 1 for 15 by way of an Amendment to our Certificate of Incorporation.

In early June 2006, we received written consents in lieu of a meeting of Stockholders from holders of 34,909,419 shares representing approximately 52.2% of the 66,824,639 shares of the total issued and outstanding shares of our voting stock as of the May 17, 2006 record date for this action, approving the following: (A) Amended and Restated Certificate of Incorporation pursuant to which our name is changed to "Migo Software, Inc.", the maximum number of shares of common stock that we shall be authorized to have outstanding at any time shall be increased to 200,000,000 shares of common stock at a par value of $0.0001 per share, and the maximum number of shares of preferred stock that we shall be authorized to have outstanding shall be increased to 10,000,000 shares of preferred stock; (B) the following individuals are elected to our Board of Directors for a one-year term and until their successors are elected: Kent F. Heyman, Jay Elliot, Malcolm Elvey, Mel S. Lavitt, Alex Mashinsky, Gregory Osborn and Timothy Wallace; and (C) an amendment to our Long-Term Incentive Plan was approved to increase to 20,000,000 shares the number of shares available for issuance under the Long-Term Incentive Plan and to increase to 3,000,000 shares the maximum number of shares available for grant to any particular individual in any calendar year.

The written consents in lieu of an annual meeting were approved by the holders of a majority of our voting stock in accordance with the provisions of Section 228 of the Delaware General Corporation Law.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.

3.2	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

3.3	Text of amended provision of the Company's Bylaws, hereby incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 27, 2005.

10.1
Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Kent Heyman, hereby incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2006.

10.2
Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Richard Liebman, hereby incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2006.

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

MIGO SOFTWARE, INC.

Date: August 10, 2006	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2006	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.

3.2	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

3.3	Text of amended provision of the Company's Bylaws, hereby incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 27, 2005.

10.1
Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Kent Heyman, hereby incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2006.

10.2
Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Richard Liebman, hereby incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2006. .

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