Form 10KSB/A
period 2005-03-31
MIGO SOFTWARE, INC.
filed 2006-08-30
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 --------------------------------------------------------

FORM 10-KSB/A
AMENDMENT NO. 2
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

Commission file number 333-5278-NY

MIGO SOFTWARE, INC.*
(Name of small business issuer in its charter)

Delaware -------------------------------------	94-3334052 -------------------------------------
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

555 Twin Dolphin Drive, Suite 650,
Redwood City, California ------------------------------------	94065 -------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (650) 232-2600

*Report originally filed in the name of POWERHOUSE TECHNOLOGIES GROUP, INC.

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for the most recent fiscal year: $308,189

The aggregate market value of common stock of the Company, $0.0001 per share ("Common Stock") held by non-affiliates of the registrant as of March 31, 2005, was $2,505,332. The Company's Common Stock is traded on the OTC Electronic Bulletin Board.

There were 4,258,410 shares of Common Stock issued and outstanding as of July 27, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

In connection with the filing of our annual report on Form 10-KSB for the year ended March 31, 2005, we requested confidential treatment for certain portions of our Development Agreement with M Systems Flash Disk Pioneers Ltd. dated as of March 30, 2005. In response to comments received from the Commission, we have revised our request for confidential treatment. We are filing this amendment to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, for the sole purpose of refiling the Development Agreement with M Systems omitting only those portions of the agreement now being sought to be kept confidential.

Except as described above, this amendment does not modify or update disclosures in, or exhibits to, the Annual Report on Form 10-KSB. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing of the Annual Report on Form 10-KSB.

Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. All information contained herein is as of March 31, 2005 and does not reflect events or changes that have occurred subsequent to that date.

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

3.1	Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

3.2	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on July 14, 2004.

10.1*	Development Agreement, dated March 30, 2005, between the Company and M-Systems Flash Disk Pioneers Ltd.

10.2	2004 Omnibus Stock Incentive Plan, hereby incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-QSB/A filed with the SEC on February 22, 2005.

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

16.	Letter regarding the change in independent accountant, hereby incorporated by reference from the Company's Current Report on Form 8-K filed on March 22, 2005.

21.**	List of subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Portions  of  this  document  have  been omitted  pursuant  to  a  request for confidential treatment and  the document  has been filed  separately with  the Securities and Exchange Commission.

**Previously filed.

Reports On Form 8-K

The following Form 8-K reports were filed during the last quarter of the fiscal year ended March 31, 2005 and are hereby incorporated by this reference:

•	Form 8-K filed on March 22, 2005, with respect to Item 4.01, Changes in Registrant's Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment No. 2 to its Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGO SOFTWARE, INC., formerly known as POWERHOUSE TECHNOLOGIES GROUP, INC.

Date: August 30, 2006	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer Principal Executive Officer)

Date: August 30, 2006	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 30, 2006	/s/ Jay Elliot
Jay Elliot
Director

Date: August 30, 2006	/s/ Kent Heyman
Kent Heyman
Director

Date: August 30, 2006
Malcolm Elvey
Director

Date: August 30, 2006
Mel Lavitt
Director

Date: August 30, 2006	/s/ Alex Mashinsky
Alex Mashinsky
Director

Date: August 30, 2006	/s/ Greg Osborn
Greg Osborn
Director

Date: August 30, 2006
Timothy Wallace
Director