Form 10-KT/A
period 2005-12-31
MIGO SOFTWARE, INC.
filed 2006-08-30
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
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

Issuer’s telephone number:
(650) 232-2600

*Report originally filed under the name PowerHouse Technologies Group, Inc.
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
      Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☑

EXPLANATORY NOTE

Migo Software, Inc., formerly known as PowerHouse Technologies Group, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for the sole purpose of making more complete disclosure with respect to Controls and Procedures under Item 8A of Form 10-KSB. The disclosure under Item 8A in the Annual Report on Form 10-KSB is being replaced with the disclosure contained in this amendment. Except as described above, this amendment does not modify or update disclosures in, or exhibits to, the Annual Report on Form 10-KSB. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing of the Annual Report on Form 10-KSB.

Pursuant to the rules of the Securities and Exchange Commission, the Company has included currently-dated certifications from its principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise specifically noted, all information contained herein is as of December 31, 2005 and does not reflect events or changes that have occurred subsequent to that date.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the audit of our financial statements for the transition period from April 1, 2005 to December 31, 2005, Hein & Associates LLP (“Hein”), our independent accountants identified certain “material weaknesses” in our internal control over financial reporting under standards established by the American Institute of Certified Public Accountants, or AICPA. A material weakness was defined for the applicable period as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. A reportable condition was defined for the applicable periods as a matter that relates to significant deficiencies in the design or operation of internal controls that could adversely affect an organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

The following material weaknesses and/or reportable conditions in our internal controls were identified:

(1)   Insufficient number of internal personnel with the appropriate knowledge, experience and training with respect to accounting standards and related disclosures (i) generally accepted in the United States (“GAAP”) and (ii) required by the Securities and Exchange Commission;

(2)   Insufficient number of internal personnel with technical accounting expertise to capture, analyze, accurately account for and disclose significant and complex transactions; and

(3)   Lack of audit committee oversight.

The above material weaknesses may also constitute deficiencies in the disclosure controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, which considered the above findings of Hein, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2005, the Company’s internal controls over financial reporting were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, as a result of the material weaknesses identified at December 31, 2005, as discussed above, we have taken the following steps to improve the effectiveness of the Company’s internal controls.

(1)   Effective in early March 2006, we retained additional outside accounting consultants to supplement the Company’s finance and accounting functions and to support the preparation of the consolidated financial statements and related information, including the financial statements contained in this report.

(2)   Effective in mid-March 2006, the Company adopted a comprehensive set of accounting procedures to help ensure that all accounting transactions are accounted for timely and accurately.

(3)   In March 2006, we hired a new Controller to ensure that accounting issues are addressed, documented, approved and resolved.

Additionally, in early 2006, we began actively recruiting additional independent board members who could qualify as an “audit committee financial expert,” as defined in Item 401(e)(2) of Regulation S-B, in anticipation of establishing an audit committee. Three new Board members joined the Board on May 11, 2006, at which time our Audit Committee was formed.

We believe the cost to implement the above enhancements to our internal controls will not exceed $200,000 per year.

We believe our internal controls will be effective once training is completed and once our audit committee becomes fully functional, both of which occurred by June 30, 2006. We will continue our efforts to improve our internal controls. Management believes the financial information and statements for the periods covered in Form 10-KSB/A for the transition period from April 1, 2005 to December 31, 2005 are fairly stated in all material respects.

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
3.4
Form of Certificate of Amendment to the Certificate of Designations, Preferences and Rights of the Series A Senior Convertible Preferred Stock, hereby incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 27, 2005.

3.5	Certificate of Amendment of Certificate of Incorporation, hereby incorporated by reference from the Company's Information Statement filed with the Commission on January 30, 2006.
4.1	Common Stock Purchase Warrant, dated as of April 23, 2004, hereby incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on August 13, 2004.

4.2	Common Stock Purchase Warrant, dated as of August 13, 2004, hereby incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on August 13, 2004.
4.3
Certificate of Designations, Preferences and Rights of Series A Junior Convertible Preferred Stock, hereby incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on September 13, 2004.

4.4
Form of Investor Warrant dated as of September 26, 2005, hereby incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, filed with the Commission on December 14, 2005.

4.6	Form of Investor Warrant dated as of December 23, 2005, hereby incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on December 28, 2005.
10.1**
Development Agreement, dated March 30, 2005, between the Company and M-Systems Flash Disk Pioneers Ltd, hereby incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB/A filed with the Commission on August 30, 2006.

10.2	2004 Omnibus Stock Incentive Plan, hereby incorporated by reference to Exhibit 3.1 the Quarterly Report on Form 10-QSB/A filed with the SEC on February 22, 2005.
10.3
Series A Senior Units Purchase Agreement, dated as of April 23, 2004, hereby incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on August 13, 2004.

10.4
Series A Senior Units Purchase Agreement, dated August 13, 2004, as of April 23, 2004, hereby incorporated by reference from the Company's Registration Statement on Form SB-2/A filed with the Commission on August 13, 2004.

10.5
Form of Common Stock and Warrant Purchase Agreement dated as of September 26, 2005, hereby incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, filed with the Commission on December 14, 2005.

10.6
Form of Common Stock and Warrant Purchase Agreement dated as of December 23, 2005, hereby incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on December 28, 2005.

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

10.13	Registration Rights Agreement dated as of December 23, 2005, hereby incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the Commission on December 28, 2005.

16	Letter regarding the change in independent accountant, hereby incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on October 26, 2005.
21*	List of subsidiaries.
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

**Portions  of  this  document  have  been omitted  pursuant  to  a  request for confidential treatment and  the document  has been filed  separately with  the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGO SOFTWARE, INC., formerly known as
POWERHOUSE TECHNOLOGIES GROUP, INC.

Date: August 30, 2006	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2006	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 30, 2006	By:	/s/ Jay Elliot
Jay Elliot
Director

Date: August 30, 2006	By:	/s/ Kent Heyman
Kent Heyman
Director

Date: August 30, 2006	By:
Malcolm Elvey
Director

Date: August 30, 2006	By:
Mel Lavitt
Director

Date: August 30, 2006	By:	/s/ Alex Mashinsky
Alex Mashinsky
Director

Date: August 30, 2006	By:	/s/ Greg Osborn
Greg Osborn
Director

Date: August 30, 2006	By:
Timothy Wallace
Director