Form 10QSB/A
period 2006-03-31
MIGO SOFTWARE, INC.
filed 2006-08-30
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___ to ___

Commission file number: 333-5278-NY

MIGO SOFTWARE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	94-3334052
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

555 Twin Dolphin Drive, Suite 650
Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (650) 232-2600

POWERHOUSE TECHNOLOGIES GROUP, INC.
(Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

Migo Software, Inc., formerly known as PowerHouse Technologies Group, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, for the sole purpose of making more complete disclosure with respect to Controls and Procedures under Item 3 of Part I of Form 10-QSB. The disclosure under Item 3 of Part I of the Quarterly Report on Form 10-QSB is being replaced with the disclosure contained in this amendment. Except as described above, this amendment does not modify or update disclosures in, or exhibits to, the Quarterly Report on Form 10-QSB. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing of the Annual Report on Form 10-QSB.

Pursuant to the rules of the Securities and Exchange Commission, the Company has included currently-dated certifications from its principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise specifically noted, all information contained herein is as of March 31, 2006, and does not reflect events or changes that have occurred subsequent to that date.

Part I

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the audit of our financial statements for the transition period from April 1, 2005 to December 31, 2005, Hein & Associates LLP (“Hein”), our independent accountants, identified certain “material weaknesses” in our internal control over financial reporting under standards established by the American Institute of Certified Public Accountants, or AICPA. The material weaknesses that existed at December 31, 2005 continued to exist at March 31, 2006. A material weakness was defined for the applicable period as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. A reportable condition was defined for the applicable periods as a matter that relates to significant deficiencies in the design or operation of internal controls that could adversely affect an organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, which considered the above findings of Hein, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2006, the Company’s internal controls over financial reporting were not effective. The above material weaknesses may also constitute deficiencies in the disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As a result of the material weaknesses identified at December 31, 2005, which continued to exist at March 31, 2006 as discussed above, we have taken the following steps to improve the effectiveness of the Company’s internal controls:

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

(3) In March 2006, we hired a new Controller to ensure that accounting issues are addressed, documented, approved and resolved. The new Controller was fully trained by June 30, 2006.

Additionally, in early 2006, we began actively recruiting additional independent board members who could qualify as an “audit committee financial expert,” as defined in Item 401(e)(2) of Regulation S-B, in anticipation of establishing an audit committee. Three new Board members joined the Board on May 11, 2006, at which time our Audit Committee was formed.

Except as identified above, there have been no other changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We believe the cost to implement the above enhancements to our internal controls will not exceed $200,000 per year.

While these changes did not eliminate our material weaknesses as of March 31, 2006, we believe our internal controls are now effective, since our consultants and internal personnel have been sufficiently trained and our audit committee is now fully functional, both of which were completed by June 2006. Management also believes that the financial information and statements covered by this Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2006 are fairly stated in all material respects.

Part II

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

10.2	Warrant issued to LB I Group, Inc., hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.3
Registration Rights Agreement with LB I Group, Inc. dated as of March 10, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.4	Common Stock and Warrant Purchase Agreement with other investors, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.5*	Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Kent Heyman.

10.6*	Employment Agreement dated May 10, 2006, between Powerhouse Technologies Croup, Inc. and Richard Liebman.

10.7	Common Stock and Warrant Purchase Agreement dated March 17, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

* Previously filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGO SOFTWARE, INC. formerly known as POWERHOUSE TECHNOLOGIES GROUP, INC.

Date: August 30, 2006	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2006	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)