Form 10QSB
period 2006-09-30
MIGO SOFTWARE, INC.
filed 2006-11-14
CIK 1006762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, there were 71,085,632 shares of the issuer's common stock, $0.0001 par value per share ("Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MIGO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2006	2005
ASSETS	(Unaudited)	*
Current Assets:
Cash and cash equivalents	$647,179	$2,510,704
Short-term investments	4,582,334	2,875,000
Accounts receivable	57,532	25,368
Inventory	—	15,755
Other current assets	57,527	82,983
Total current assets	5,344,572	5,509,810

Property and equipment, net	8,002	7,923
OTHER ASSETS:
Software technology, net	1,542,733	1,965,101
Other assets	38,000	39,475
TOTAL ASSETS	$6,933,307	$7,522,309

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$125,421	$1,104,157
Deferred Revenue	850,000	—
Accrued compensation	85,990	78,084
Settlement Payable	424,000	—
Accrued liabilities	571,500	1,271,640
Total current liabilities	2,056,911	2,453,881
Non-current liabilities:
Warrant liability, at fair value	—	3,882,672
Total Liabilities	2,056,911	6,336,553
Commitments and contingencies (Note 8)
Temporary Equity	—	5,908,036
Stockholders' Equity (Deficit):
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized, 790,250 shares issued and outstanding; preference upon liquidation of $2,600,000	79	79

Common stock, $.0001 par value; 100,000,000 shares authorized; 71,085,632 and 26,598,180 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	7,122	2,660
Additional paid in capital in excess of par value	45,742,138	29,344,416
Deferred Compensation Expense	(163,502)	(462,694)
Treasury Stock	(386,400)	(386,400)
Accumulated Deficit	(40,323,041)	(33,220,341)
Total stockholders' equity (deficit )	4,876,396	(4,722,280)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,933,307	$7,522,309

* Derived from the December 31, 2005 audited financial statements

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$68,609	$85,835	$136,225	$216,522
Cost of Sales	151,117	162,405	455,918	902,386
Gross Profit	(82,508)	(76,570)	(319,693)	(685,864)
Operating Expenses
Research and development	505,703	197,134	1,291,244	560,635
Sales and marketing	278,026	168,972	819,447	794,182
General and administrative	1,271,824	801,107	3,829,692	2,938,699
Total operating expenses	2,055,553	1,167,213	5,940,383	4,293,516

Loss from operations	(2,138,061)	(1,243,783)	(6,260,076)	(4,979,380)
Other Expense (income)
Interest (net)	(62,487)	25,725	(181,667)	29,194
Beneficial Conversion Interest	—	294,444	—	294,444
Decrease in warrant liability	—	—	(166,538)	—
Other	1,018,025	238,618	1,190,829	(43,618)
Total other expense	955,538	558,787	842,624	280,020

Loss Before Income Taxes	(3,093,599)	(1,802,570)	(7,102,700)	(5,259,400)
Provision for Income Taxes	—	—	—	2,658
Net Loss	(3,093,599)	(1,802,570)	(7,102,700)	(5,262,058)
Deemed and Regular Preferred Stock Dividend	—	171,726	—	568,292
Net Loss Attributable to Holders of common shares	$(3,093,599)	$(1,974,296)	$(7,102,700)	$(5,830,350)
Basic and Diluted net loss per share	$(0.05)	$(0.35)	$(0.11)	$(1.31)
Weighted Average Shares Outstanding Basic and Diluted	67,189,128	5,717,968	63,199,504	4,451,705

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,102,700)	$(5,262,058)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock and options issued for services	—	660,700
Inventory write-downs	15,442	70,914
Accounts payable settlement	(683,971)	—
Depreciation and amortization	427,802	418,446
Amortization of deferred compensation	364,192	—
Interest expense relating to amortization of debt issuance costs	—	29,200
Interest expense relating to amortization of debt discount
and beneficial conversion	—	300,263
Remeasurement of warrants to fair value	(166,538)	—
Stock based compensation	1,620,315	329,039
Changes in operating assets and liabilities:
Accounts receivable	(32,164)	44,014
Inventory	313	75,646
Other current assets	25,456	110,172
Other assets	1,475	12,050
Accounts payable	(294,765)	59,318
Accrued compensation	7,906	(33,457)
Settlements payable	274,000	—
Deferred revenue	850,000	—
Accrued liabilities	833,127	(205,627)

Net cash used in operating activities	(3,860,110)	(3,391,380)

Cash Flows from Investing Activities:
Purchases of investments	(2,495,650)	(3,725,640)
Proceeds from investments	788,316	—
Acquisition of First Person Software	—	6,761
Purchase of equipment	(5,513)	—

Net cash used in investing activities	(1,712,847)	(3,718,879)

Cash Flows from Financing Activities:
Payment of debt issuance costs	—	(1,355,438)
Proceeds from convertible notes	—	1,000,000
Repayment of convertible notes	—	(116,667)
Payments upon rescission of common stock	—	(12,500)
Payment of equity financing costs	(415,568)	(413,234)
Proceeds from sale of common stock	4,125,000	5,162,000
Proceeds from sale of preferred stock	—	1,308,805

Net cash provided by financing activities	3,709,432	5,572,966

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,863,525)	(1,537,293)

CASH AND CASH EQUIVALANTS, Beginning of period	2,510,704	1,893,280

CASH AND CASH EQUIVALENTS, End of period	$647,179	$355,987

Non-cash investing and financing activities:
Issuance of shares for dividends	—	$630,274
Issuance of shares for penalties	$1,136,300	—
Restricted stock issued	65,000	585,000
Common Stock Purchase Warrant Issued to Placement Agent	246,971	—
Reclassification from temporary to permanent equity	8,715,214	—
Reclassification from warrant liability to permanent equity	5,130,926	—

Supplemental Disclosure of cash paid for :
Interest	—	—
Income Taxes	800	1,000

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Interim Financial Data and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Migo Software, Inc. ("Migo" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes related thereto, included in the Annual Report on Form 10-KSB\T for the nine months ended December 31, 2005. The Company was a development stage enterprise from May 16, 2002 (inception) through June 30, 2005. On January 9, 2006, the Board of Directors of the Company determined to change the Company’s fiscal year end to December 31 from March 31, effective for the year ended December 31, 2005. As of August 10, 2006, the Company's name was changed to "Migo Software, Inc."

The results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business and has incurred significant losses from operations. From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate sufficient revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Management estimates that the current funds available and on-hand will be adequate to fund operations for the next 12 months based upon the Company’s current rate of spending.

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

Accounts Receivable - Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At September 30, 2006 management believed that all amounts were collectible.

Inventory - Historically, inventory was valued at the lower of cost or market with cost determined by the first-in, first-out method. Prior to March 31, 2006, inventory consisted of finished goods of which certain amounts were on consignment with third party distributors and resellers. Although the Company is principally in the business of developing software, to support sales of software licenses it has at times purchased hardware and resold it with its software pre-installed. As a result, the Company was exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors included, but were not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluated its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that was obsolete or in excess of anticipated usage is identified, it was written down to realizable salvage value or an inventory valuation reserve is established. As of September 30, 2006, the Company no longer sells items such as flash drives or watches with its Migo software pre-installed, and only sells software that is either downloaded or pre-installed by its partners.  As such, the Company no longer carries any physical inventory, nor does it anticipate doing so in the future.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes.

Software Technology Assets - Software technology assets acquired as part of the First Person Software acquisition are stated at cost. Amortization is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of five years.

Impairment of Long-Lived Assets - Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset. The Company’s most significant long-lived asset is its software technology. Differences between the Company’s original forecasts and actual results have resulted primarily from the Company’s change in focus from selling directly to consumers primarily through advertising to selling through partners. While the change in focus resulted in lower than projected revenues being achieved, operating expenses have also declined significantly. In calculating the current value for the Company’s core software technology, the Company primarily relies upon its estimates of the future cash flows (net realizable value) derived from the sale of its software. Among the key assumptions used by management are projected sales via the Company’s partners, assumptions regarding the potential conversion percentages of users upgrading their version of Migo software, costs to develop additional features for the Migo software, as well as projected headcount, marketing and general and administrative expenses. The software remains the core component of the current version of the Migo software. As circumstances change, the actual life and/or usage pattern may vary in the future, which might result in either increases or decreases in future amortization expense. Also, if circumstances and/or assumptions regarding the utility and recoverability of the software technology change, future write-offs or write-downs might be required.

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

On September 5, 2006, we entered into a License Agreement with Kingston Technology Corporation ("Kingston"). Under the License Agreement, Kingston is to pay us $1,850,000 for global marketing and distribution rights to load currently available and future product releases of Migo's software on Kingston's flash memory products through December 2007. The license fee is payable $850,000 upon signing the agreement and the receipt of the next $1,000,000 is contingent upon Migo meeting certain mutually agreed upon R&D milestones by April 1, 2007. The agreement is renewable by Kingston for one additional year at a license fee to be agreed upon. The initial payment of $850,000 was received in September, 2006 and has been recorded as deferred revenue at September 30, 2006, and will be amortized monthly, on an evenly basis, beginning October 2006 through December 2007.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. Since the Company has incurred net losses for all periods presented, there is no difference between basic and diluted loss per share of common stock. Potential shares of common stock to be issued upon the exercise of all stock options and warrants amounted to 44,418,351 shares as of September 30, 2006 and 22,013,038 shares at September 30, 2005.

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for all periods presented equals net loss.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS 123R effective January 1, 2005 in accordance with the standard’s early adoption provisions. Prior to January 1, 2005, the Company’s Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the three months ended September 30, 2006 the Company issued 5,500,000 stock options to employees and directors with a fair value of $1,100,000. For the nine months ended September 30, 2006 and 2005, the Company recorded $1,620,315 and $329,039, respectively, in compensation expense related to the granting of stock options and restricted stock to employees. For the three months ended September 30, 2006 and 2005, the Company recorded $579,448 and $32,065, respectively, in compensation expense related to the granting of stock options and restricted stock to employees. Unrecognized compensation cost related to unvested stock options and restricted stock to employees totaled approximately $4,092,574 at September 30, 2006.

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

Financial Instruments- The Company’s financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at September 30, 2006, approximate their fair value.

Short-term Investments- The Company’s short-term investments consist primarily of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments.

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

The Company had no debt outstanding as of September 30, 2006.

4.	Balance Sheet Components

The primary component of accrued liabilities of $571,500 at September 30, 2006 was $238,500 related to the future issuance of penalty shares as a result of provisions in our registration rights agreements entered into in connection with the Company’s equity private placements in September 2005 and December 2005 caused by delays in having declared effective a registration statement covering those shares.

5.	Intangible assets

Intangible assets consist of the following at September 30, 2006:

Software	$2,822,337
Accumulated amortization	(1,279,604)
$1,542,733

The Company is currently amortizing its acquired intangible asset over five years. Amortization expense related to the software technology asset amounted to $142,312 and $139,516 for the three months ended September 30, 2006 and 2005, respectively, and $422,368 and $414,009 for the nine months ended September 30, 2006 and 2005, respectively.

6.	Related Party Transactions

None.

7.	Equity transactions

On September 5, 2006, the Company completed an equity investment from Kingston Technology Corporation, (Kingston). On that date, Kingston purchase $150,000 of Common Stock totaling 468,750 shares and received warrants to purchase 950,000 shares of Common Stock exercisable at $ .35 per share. The warrants contain a call provision in favor of the Company at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. No placement fee was paid in conjunction with the investment by Kingston. The Company simultaneously entered into a License Agreement with Kingston, under which, Kingston is to pay $1,850,000 for global marketing and distribution rights to load currently available and future product releases of Migo's software on Kingston's flash memory products through December 2007. The license fee is payable $850,000 upon signing the agreement and the payment of the next $1,000,000 is contingent upon Migo meeting certain mutually agreed upon R&D milestones by April 1, 2007. The agreement is renewable by Kingston for one additional year at a license fee to be agreed upon. The initial payment of $850,000 was received in September, 2006 and has been recorded as deferred revenue at September 30, 2006, and will be amortized monthly, on an even basis, beginning October 2006 through December 2007.

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

The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among the Company and the private placement investors who are named therein (the "Purchase Agreement"). As a condition to the transaction, all of the Company's Series A Senior Preferred Convertible Stock (the "Senior A Stock") were converted into 20,632,952 shares of Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and a Warrant Exchange Agreement, dated as of September 26, 2005, was entered into with Middlebury Capital LLC under which the holders of warrants to purchase 264,725 shares at $3.06 per share exchanged their warrants for new warrants for 700,000 shares at $.40 per share. In addition, the Company executed a Registration Rights Agreement, dated as of September 26, 2005, with the private placement investors, wherein the Company agreed to register under the Securities Act of 1933, as amended (the "Securities Act") the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the Warrants issued in the private placement. In February 2006, the Company paid a fee related to the Company’s September 2005 private equity placement, totaling $175,000 and issued to each of Hugh Deane and Richard Wells ("Deane and Wells") a warrant to purchase 250,000 of the Company’s Common Stock at $.32 per share. These warrants contain cashless exercise provisions and expire on March 10, 2010. For the 500,000 warrants issued to Deane and Wells, the Company recorded an initial warrant liability of $246,971, which was adjusted at March 31, 2006 to $232,955 as a result of which, the Company recorded $14,016 of other income.

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

The holders of the common shares acquired in the September 2005, December 2005, and March 2006 private placements have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock and the Common Stock issuable upon exercise of warrants. In the event the Company is unable to cause the registration to be effective within 90 to 120 days from the date of issuance for the common shares acquired in the private placements, the Company would be penalized. The penalty accrues at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired in the private placements have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the registration rights agreements, during the first 90 days in which the penalty is earned, the penalty is payable either in cash or in shares of Common Stock, at the Company's election. After that 90-day period expires, the penalty must be paid in cash. Under EITF-00-19, the ability to register stock, or keep the registration effective, is deemed to be outside of the Company's control. Accordingly, the Company treated the issuance of the Common Stock as temporary equity and the warrant value as a liability as the registration statement was not declared effective by the SEC until September 1, 2006. The Company calculated the total fair market value of the warrants based on the Black-Scholes model, which was recorded as a discount to the Common Stock and an accrued warrant liability in the consolidated balance sheet, and the warrant liability is marked to market at the end of each quarter.

For the 12,178,892 warrants issued in connection with the September 2005 transaction, the Company recorded temporary equity of $4,136,149 and an initial warrant liability of $2,773,553 which was adjusted at December 31, 2005 to $2,652,319, the market value at that date. The Company marked this warrant liability to market as of March 31, 2006 and as a result of which, the Company recorded $143,952 of other income, as the value of the warrants had decreased to $2,508,367 at that date.

For the 4,781,250 warrants issued in connection with the December 2005 transaction, the Company recorded temporary equity of $1,771,887 and an initial warrant liability of $1,260,283, which was adjusted at December 31, 2005 to $1,230,353, the market value at that date. The Company marked this warrant liability to its $1,221,783 market value as of March 31, 2006 and as as result of which, the Company recorded $8,570 of other income. For the 6,210,938 warrants issued in connection with the March 2006 transaction, the Company recorded temporary equity of $2,807,178 and an initial warrant liability of $1,167,822. Adjustment of this warrant liability to market at March 31, 2006 was not required, as the portion of the proceeds in the March 2006 transaction allocated to the warrants exceeded the potential penalty the Company could be required to pay.

The Company accounts for all its outstanding warrants under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Under EITF 00-19, the Company recorded the value of the Common Stock issued in connection with the private placement transactions as temporary equity and the initial fair value of the related warrants as a liability, with the corresponding offset amount recorded as a discount to the Common Stock. Subsequently, the warrant liability is marked to fair value with the corresponding offset amount recorded as other income (expense) on the Consolidated Statement of Operations at each reporting period. The reason for this treatment is because settlement of the warrant contracts was deemed out of the Company’s control as defined by EITF 00-19. Any contract, where settlement is not in the Company’s control, is required to be reported as a liability.

Accordingly, at the time of issuance, the Company treated the March 2006 Placement Common Stock, $3,975,000, as temporary equity and the fair value of the warrants, $1,167,822, as a liability. The corresponding offset to the liability was recorded as a discount to Temporary Equity - Common Stock.

On April 7, 2006, the purchasers of equity purchased in association with the three private placement transactions, agreed in writing, to allow the Company to settle the registration penalties, if any, in either shares of common stock or cash, at the Company’s sole discretion. Additionally, the purchasers agreed to waive any and all full redemption rights associated with the equity. Upon modification to the purchase agreements associated with the private placements, settlement of the warrant contract is deemed to be under the Company’s control as defined by EITF 00-19. As such, the Company reclassified the total warrant liability, $5,130,926, and total common stock temporary equity, $8,715,214 to permanent equity on the Consolidated Balance Sheet as of June 30, 2006. There was no impact to the Company’s Consolidated Statement of Operations as a result of this reclassification.

The investment by Kingston in September 2006 resulted in an anti-dilution adjustment in the exercise price of the warrants issued to the investors in the September 2005, December 2005 and March 2006 equity placements. As a result, the warrant exercise price has been reduced to $.35 from $.40 for all investors in those three equity placements.

The decrease in the fair value of the total private placement transactions warrants from December 31, 2005 to March 31, 2006 was $166,538 and is recorded as other income on the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2006. As the warrant liability was reclassified at the beginning of April 2006, there was no other income (expense) during the three months ended September 30, 2006 as a result of marking the warrants to fair value.

8.	Commitments and Contingencies

Litigation

On December 20, 2005, two former employees made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. In October 2006, the arbitrator ruled in favor of the plaintiffs and we have accrued a $424,000 liability as a result of this matter for the quarter ended September 30, 2006.

In the normal course of business, the Company is subject to various claims and litigation matters none of which in management's opinion will have a material effect on financial results.

The Company is not aware of any additional pending litigation as of November 10, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

In January 2006, we changed our fiscal year-end from March 31 to December 31. As a result, references in this Form 10-QSB to the third quarter of 2006 are references to the three-month period ended September 30, 2006 and references to the third quarter of 2005 are references to the three-month period ended September 30, 2005. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “the Company”, and “Migo” refer to Migo Software, Inc., formerly known as Powerhouse Technologies Group, Inc. and its subsidiaries as a whole.  Our name change became official on August 10, 2006.

General

We are in the business of developing, acquiring and marketing software designed to improve the way mobile information is personalized, secured, carried and accessed.

Our Technology: The Migo®

We have developed Migo® (“Migo”), a software computing system that performs advanced synchronization, personalization and data management functions when installed on portable memory-storage devices that use USB ports on Windows-based computers. We believe that Migo has the potential to change the way people work with personal computers, whether in the office, at home, or from other remote locations while traveling.

Migo seeks to significantly improve the mobile computing experience. Migo is designed to make it very easy for users to take their unique, personal data with them, without the need to bring along their laptop or link back to their office machine. Migo allows users to temporarily load their entire personalized desktop environment onto any other Microsoft® Windows®-based “guest” computer, to enable easy access to their personal data including email, Internet favorites, presentations, photos, music and other files and folders. Migo is designed so that once it has been disconnected from a “guest” computer, no trace of the user’s personal computer environment or data will be left behind on the “guest” machine. Migo includes a security application based on AES 128-bit encryption that protects personal data while it is stored on the Migo-enabled portable storage device.

Migo software currently supports the Microsoft Windows operating system from 98SE to XP. Email applications supported by Migo include Microsoft Outlook®, Exchange® and Outlook Express®, and Mozilla® Thunderbird®. Internet browsers supported include Microsoft Internet Explorer® and Mozilla Firefox®. We are developing Migo software to function with other popular email applications such as IBM® Lotus Notes®, and other frequently used tools and applications. Migo is in the process of researching and developing a range of Migo software for use on an expanded array of hardware devices, including larger capacity SIM Card storage devices, mp3 music players, portable disc drives, cellular phones, digital cameras, PDAs and other mobile data communication platforms. We believe these products will have the potential for customized use across a broad range of industries, including healthcare, insurance, banking and financial services and education. There can be no assurance we will be able to successfully develop and market these products.

AGREEMENT WITH M SYSTEMS FLASH DISK PIONEERS LTD.

On March 30, 2005, we entered into a three-year Development Agreement with M Systems Flash Disk Pioneers Ltd. ("M-Systems"). Pursuant to the Development Agreement, we granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute our Migo products, and to use related trademarks, as an integrated part of M-Systems' USB flash drive product lines. Migo products are offered to M-Systems customers with either (i) limited functionality or (ii) full functionality for a period of 45 days, after which the end-user may purchase a license directly from us to continue full functionality or otherwise retain limited functionality.

We are obligated to develop software applications to bundle our Migo products with M-Systems USB Drives, and we agreed to provide first level support for Migo products to M-Systems and M-Systems' customers and end-users, if desired.

KINGSTON TECHNOLOGY

On September 5, 2006, we entered into a License Agreement and a Common Stock and Warrant Purchase Agreement with Kingston Technology Corporation ("Kingston"). Under the License Agreement, Kingston is to pay us $1,850,000 for global marketing and distribution rights to load currently available and future product releases of Migo's software on Kingston's flash memory products through December 2007. The license fee is payable $850,000 upon signing the agreement and the receipt of the next $1,000,000 is contingent upon Migo meeting certain mutually agreed upon R&D milestones by April 1, 2007. The agreement is renewable by Kingston for one additional year at a license fee to be agreed upon. The initial payment of $850,000 was received in September, 2006 and has been recorded as deferred revenue at September 30, 2006.

Under the Common Stock and Warrant Purchase Agreement, Kingston has paid $150,000 for the purchase of 468,750 shares of our common stock and warrants to purchase up to 950,000 shares of our common stock. The warrants are exercisable at $0.35 per share, expire in September 2011, unless theretofore exercised and permit cashless exercise.

POTENTIAL ACQUISITION OF STOMPSOFT, INC.

On October 19, 2006, we signed a Letter of Intent to acquire substantially all of the assets of StompSoft, Inc., including its entire line of software titles and its retail web store located at www.stompsoft.com. StompSoft is a privately owned manufacturer of backup, system utility and online security/privacy software located in Irvine, California. We expect to pay consideration of up to $6.35 million for the acquisition, including $500,000 in cash, $2.5 million in the form of a convertible subordinated note, up to $350,000 in debt assumption to also be converted into a convertible subordinated note, and up to a maximum of $3.0 million in royalties for the sale of StompSoft products during the 18-month period following closing.
Although the transaction is expected to close as early as fourth quarter 2006, the transaction remains subject to negotiation of a mutually agreeable definitive acquisition agreement, the satisfactory completion of an audit of StompSoft's financial statements for the years ended December 31, 2004 and 2005, the satisfactory completion of our due diligence review of the StompSoft business, approval by StompSoft's stockholders, consents of customers, partners and other third parties contracting with StompSoft and other customary closing conditions.

Financial Results, Liquidity and Management's Discussion and Analysis

Three months ended September 30, 2006 and 2005

We reported revenues of $68,609 for the three months ended September 30, 2006 compared to revenues of $85,835 for the corresponding period ended September 30, 2005. During the three months ended September 30, 2006, we sold only software packaged through M-Systems or via online download, while during the quarter ended September 30, 2005 we primarily sold hardware items, such as flash disks, pre-loaded with Migo software. We are working to expand our OEM relationships to promote sales.

Our costs associated with the sale of products for the three month period ended September 30, 2006 were $151,117 and consisted almost entirely of the amortization of software technology of $142,312, as well as expenses related to fees for customer downloads of our software and packaging and shipping costs. For the three month period ended September 30, 2005, we incurred costs associated with the sale of our products of $162,405, most of which also consisted of amortization of software technology.

Research and development expenses totaled $505,703 for the three months ended September 30, 2006, up from $197,134 in the corresponding period in 2005, due primarily to the increase of staff dedicated to the development of new products, and the completion of products. Sales and marketing expenses were $278,026 for the three months ended September 30, 2006 compared to $168,972 in the period ended September 30, 2005. General and administrative costs increased to $1,271,824 for the period ended September 30, 2006 from $801,107 in the year earlier quarter due primarily to the expensing of stock options of $459,613 for the quarter ended September 30, 2006.

Non-operating expense totaled $955,538 for the three months ended September 30, 2006, compared with non-operating expense of $558,787 for the three months ended September 30, 2005. Interest earned was $62,487 for the three months ended September 30, 2006 compared to interest expense of $ 25,725 in the period ended September 30, 2005 as a result of the increased investment income earned from the monies raised from the September 2005, December 2005, and March 2006 equity placements. During the three months ended September 30, 2006, we recorded an expense of $ 614,025 due to provisions in our registration rights agreements which resulted in the issuance of additional common shares to investors in our September 2005, December 2005 and March 2006 equity placements caused by delays in having a registration statement covering those shares declared effective by the SEC.

Nine months ended September 30, 2006 and 2005

We reported revenues of $136,225 for the nine months ended September 30, 2006 and revenues of $216,522 for the corresponding period ended September 30, 2005. During the nine months ended September 30, 2006, we sold only software packaged through M-Systems or via online download, while during the nine months ended September 30, 2005 we primarily sold hardware items, such as flash disks, pre-loaded with Migo software.

Our costs associated with the sale of products for the nine month period ended September 30, 2006 were $455,918 and consisted primarily of the amortization of software technology of $422,368, as well as expenses related to fees for customer downloads of our software, and packaging and shipping costs. For the period ended September 30, 2005, we incurred costs associated with the sale of our products of $902,386, primarily related to the amortization of software technology.

Research and development expenses totaled $1,291,244 for the nine months ended September 30, 2006, up from $560,635 in the corresponding period in 2005, due primarily to the increase of staff dedicated to the development of new products. Sales and marketing expenses increased slightly to $819,447 for the nine months ended September 30, 2006 compared with $794,182 for the period ended September 30, 2005. For the nine months ended September 30, 2006, general and administrative expenses increased to $3,829,692 compared with $2,938,699 for the nine months ended September 30, 2005 due primarily to the requirement to expense stock options.

Non-operating expenses totaled $842,624 for the nine months ended September 30, 2006 compared with $280,020 for the nine months ended September 30, 2005. Interest (net) increased for the nine months ended September 30, 2006 to $181,667 due to the increased investment income earned from the monies raised from the September 2005, December 2005, and March 2006 equity placements. We recorded an expense of $1,374,800 during the nine months ended September 30, 2006 due to provisions in our registration rights agreements which resulted in the issuance of additional shares to investors caused by delays in having a registration statement covering these shares declared effective.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of $3,287,661 compared to a working capital of $3,055,929 at December 31, 2005. The increase in working capital is mainly due to raising approximately $3.5 million net of fees in the March 2006 private placement and the reduction in accounts payable that resulted from a negotiated settlement of an outstanding invoice that was reduced from approximately $983,000 to $300,000. For the nine months ended September 30, 2006, net cash used in operating activities was $3,860,110. We believe we will require approximately $5.0 million to fund our operations for the next 12 months based on our current rate of spending. We expect this to be funded from revenues generated by the business and our current cash resources of approximately $5.2 million as of September 30, 2006. Thereafter, we will depend on cash from operations, and additional financing, if available.

Recent and Expected Losses

From inception, we have never been profitable and have sustained substantial net losses from operations. There can be no assurance that we will ever generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the nine months ended September 30, 2006 and 2005, we incurred net pre-tax losses of $7,102,100 and $5,259,400 respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of September 30, 2006, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as described in this Management's Discussion and Analysis and in “Notes to Financial Statements Note 8 - Commitments and Contingencies” existed, which are likely to have a material effect on our liquidity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 20, 2005, two former employees made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. In October 2006, the arbitrator ruled in favor of the plaintiffs and we have accrued a $424,000 liability as a result of this matter for the quarter ended September 30, 2006.

We are not aware of any additional pending litigation as of November 10, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement with Kingston Technology Corporation ("Kingston"). Under the Common Stock and Warrant Purchase Agreement, Kingston paid $150,000 for the purchase of 468,750 shares of the Company's common stock, and warrants to purchase up to 950,000 shares of the Company's common stock. The warrants are exercisable at $0.35 per share, expire in September 2011, unless theretofore exercised and permit cashless exercise. The proceeds of the sale of securities will be used for working capital and general corporate purposes. The Company relied on Section 4(2) of the Securities Act, as the basis for an exemption from registering the sale of these shares of common stock and warrants under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX:

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report of Form 10-QSB for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

3.2	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the Commission on July 14, 2004.

3.3
Amended and Restated Certificate of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report of Form 10-QSB for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

10.1
License Agreement dated September 5, 2006 between the Company and Kingston Technology Corporation, hereby incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on October 27, 2006.

10.2
Common Stock and Warrant Purchase Agreement dated September 5, 2006 between the Company and Kingston Technology Corporation, hereby incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on October 27, 2006.

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

MIGO SOFTWARE, INC.

Date: November 14, 2006	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX:

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report of Form 10-QSB for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

3.2	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the Commission on July 14, 2004.

3.3
Amended and Restated Certificate of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report of Form 10-QSB for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

10.1
License Agreement dated September 5, 2006 between the Company and Kingston Technology Corporation, hereby incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on October 27, 2006.

10.2
Common Stock and Warrant Purchase Agreement dated September 5, 2006 between the Company and Kingston Technology Corporation, hereby incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on October 27, 2006.

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