Form 10KSB
period 2006-12-31
MIGO SOFTWARE, INC.
filed 2007-03-28
CIK 1006762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 333-5278-NY

Migo Software, Inc.
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES ☐ NO ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

State issuer’s revenues for the most fiscal year (January 1, 2006- December 31, 2006) $345,228

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a March 12, 2007: approximately $16,000,000. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 93,719,677 as of March 12, 2007.

Documents Incorporated by Reference: portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on June 20, 2007 and to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I.

This Form 10-KSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which we operate, our product development plans, business strategy, financial estimates, continued acceptance of our products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continues" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of our products and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB could cause our actual results to differ significantly from those contained in any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this report, the terms “we”, “us”, “our”, “our company” and “Migo” mean Migo Software, Inc. and its subsidiaries.

Migo® is a registered trademark of ours. Microsoft®, Window~~s~~®, Outlook®, and MSN® are all registered trademarks of Microsoft Corporation. Lotus Notes® is a registered trademark of Lotus Development Corporation.

ITEM 1. DESCRIPTION OF BUSINESS

Migo Software, Inc is a leading provider of mobile data and communications software. We are in the business of developing, acquiring and marketing software designed to improve the way information is personalized, secured, carried and accessed.

Our software is focused on the relationship between people, computers and information. Our flagship product, Migo®, allows users to synchronize their personalized computing environments - including email, digital media, and other data and application settings - to any portable storage device (flash/hard disk drives, smart phones, and MP3 players). Users can then simply connect their Migo-synchronized devices it to any “guest” computer and be able to access their own data and work with it as if they were using their own PCs. Migo leaves no trace of the user’s activities behind when working on the “guest” computer, ensuring that their data is safe and secure. When users return to their “home” computer, Migo automatically synchronizes the latest updates and changes back to the “home” computer. Migo unties people from their computers, allowing them to carry their digital lives with them wherever they go.

In December 2006, we acquired all the software titles of StompSoft, Inc., adding a wide assortment of related consumer oriented software to our product line. In September 2006 we entered into a new OEM partnership relationship with Kingston Technology Corporation, granting Kingston a global license to install our software on their line of flash memory products. Going forward, we are seeking additional acquisition and partnership opportunities to expand our product line and user base, worldwide.

Our Current Software Product Line

Migo Software products solve a number of common, significant problems for computer users, and offer a variety of management tools that give users control over the way their data is stored, accessed and managed. Current products include:

•
Migo® - Provides a very easy means for users to take their unique, personal data with them, without the need to bring along their laptop or link back to their office machine. Migo® allows users to easily load their entire personalized desktop environment, Microsoft® Outlook®, or Outlook Express® e-mail, Internet Explorer or Mozilla favorites, wallpaper, presentations, photos, MP3 audio files and/or various other files, and then access their personal data on any other Windows-based, “guest” computer. Migo® is designed so that once it has been disconnected from a “guest” computer, no trace of the user's computer environment or its data will be left behind on the “guest” computer.

•
XP to Vista Easy-Sync Suite - Provides a safety net and applications support for users transitioning their data and computing environment to a new or upgraded computer running Microsoft’s Windows Vista Operating System.

•	Registry Repair - Fixes some of the most vexing computer problems experienced by users, including system lock-ups and freezes. The software also increases computer speed and stability.

•	PC BackUp - Simplifies the critical computer backup process while providing a comprehensive disaster recovery tool.

•	Recover Lost Data - A powerful utility for recovering from mistakes by retrieving files that were lost or accidentally deleted.

•
Digital Vault / Portable Vault - A set of security products that allows, users to protect their data on their PCs and on their portable storage devices. Digital Vault also allows users to send and receive encrypted files that can be read only by the intended recipient with the included Digital Vault  Reader.

•	Digital File Shedder - Easily and securely wipes away confidential files, system history, deleted emails and the like to maintain a user’s digital privacy.

•	DriveWasher - Wipes an entire hard drive clean of sensitive data to help prevent identity theft and protect privacy.

•	Easy PC Transfer - Simply and safely transfers contents of one PC to another.

Market Channels

To market our software, we currently have three major distribution channels; OEM partnerships, major retailers, and the sale of our software via various websites. We have also entered into distribution and reseller agreements to sell our products in Japan and are seeking other resellers outside the United States. Below is a partial list of our customers in each marketing channel:

OEM Agreements	Major Retailers	E Commerce\Web Sites
Kingston Technologies	Fry’s Electronics	www.migosoftware.com
SanDisk Corporation	CompUSA	www.stompsoft.com
	Sam’s Club	www.download.com
	Office Depot	www.U3.com
	Micro Center	www.migosoftware.jp
	Target	www.hp.com
Circuit City

Future R&D Efforts

Migo Software products are designed to make the computing experience easy, safe, and more adaptable to a user’s needs. Our ongoing research and development continue to focus on increasing the scope of our product set, and the range of applications to which they can be applied. Our research and development expenses totaled $1,914,997 for the twelve months ended December 31, 2006 compared with $590,291 for the nine months ended December 31, 2005, as we continued to invest heavily to create new versions of our Migo software technology.

Agreement with Kingston Technology

On September 5, 2006, we entered into a License Agreement and a Common Stock and Warrant Purchase Agreement with Kingston Technology Corporation ("Kingston"). Under the License Agreement, Kingston agreed to pay us $1,850,000 for global marketing and distribution rights to load currently available and future product releases of Migo's software on Kingston's flash memory products through December 2007. The license fee was payable $850,000 upon signing the agreement and the receipt of the next $1,000,000 is contingent upon Migo meeting certain mutually agreed upon R&D milestones by April 1, 2007. The agreement is renewable by Kingston for one additional year at a license fee to be agreed upon. The initial payment of $850,000 was received in September, 2006 and was recorded as deferred revenue at September 30, 2006, and will be amortized quarterly through December 31, 2007.

Under the Common Stock and Warrant Purchase Agreement, Kingston paid $150,000 for the purchase of 468,750 shares of our common stock and warrants to purchase up to 950,000 shares of our common stock. The warrants are exercisable at $0.35 per share, expire in September 2011, unless theretofore exercised and permit cashless exercise.

Agreement with SanDisk Corporation (Formerly M SYSTEMS FLASH DISK PIONEERS LTD.)

On March 30, 2005, we entered into a three-year Development Agreement with Sandisk (formerly, M-Systems Flash Disk Pioneers, Ltd.) Pursuant to the Development Agreement, we granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute our Migo products, and to use related trademarks, as an integrated part of M-Systems' USB flash drive product lines. Migo products are offered to M-Systems customers with either (i) limited functionality or (ii) full functionality for a period of 45 days, after which the end-user may purchase a license directly from us to continue full functionality or otherwise retain limited functionality. We have continued to develop software applications to bundle our Migo products with M-Systems USB Drives, and we agreed to provide first level support for Migo products to M-Systems and M-Systems' customers and end-users, if desired.

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

Irrespective of the foregoing, we cannot be sure that these methods of protecting our proprietary technology, information and know-how will afford adequate protection. Patents may not be enforceable or provide us with meaningful protection from competitors. If a competitor were to infringe on our patents, the costs of enforcing our patent rights might be substantial or even prohibitive. Likewise, we cannot be sure that others will not independently develop our trade secrets and know-how or obtain access to them.

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

Governmental Regulation

Our products are not subject to approval from the United States government, with the exception of export restrictions to certain countries. Our business operations do not fall under federal, state, or local environmental regulations. We do not anticipate current or future government regulation to have a material adverse effect on our capital expenditures, earnings, or competitive position.

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

Employees

As of March 15, 2007, we had 36 full-time employees, as well as a number of consultants who provided administrative and management services similar to those that would be provided by full and part-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and business development.

History

We were founded in May 2002 as PowerHouse Studios, Inc. (“PowerHouse Studios”). On June 18, 2004, we acquired the 51% of First Person Software, Inc. (“First Person”) that we did not previously own; the transaction was effected through a merger of First Person with and into PowerHouse Acquisition, LLC (“PowerHouse Acquisition”), a wholly-owned subsidiary of ours, with PowerHouse Acquisition remaining as the surviving entity. For accounting and financial purposes, PowerHouse Studios is considered our predecessor, and we prepare and report on our financial statements, including those contained in this Annual Report on Form 10-KSB, on that basis. In August 2006, we changed our name to Migo Software, Inc.

Risk Factors

You should consider carefully the risks described below and other information in this Form 10-KSB. If any of the events identified in the following risk factors actually occur, they could materially adversely affect our business, financial condition and results of operations.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR AN INDEFINITE PERIOD OF TIME.

We were a development stage company until the quarter beginning on July 1, 2005. We have had limited revenues to date, and we have sustained substantial net losses from operations. There can be no assurance that we will ever generate significant revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, our financial condition, and our results of operations. For the twelve months ended December 31, 2006, we incurred a net pre-tax loss of $11,465,924 and, as of December 31, 2006, had an accumulated deficit of $44,687,065. Our net losses have continued in the current fiscal year.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL WHEN NEEDED, WE MAY NOT BE ABLE TO ACHIEVE THE OBJECTIVES OF OUR CURRENT BUSINESS STRATEGY, WHICH COULD FORCE US TO DELAY, CURTAIL OR ELIMINATE OUR PRODUCT AND SERVICE DEVELOPMENT PROGRAMS, WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

We believe that revenues generated by the business and our current cash resources of approximately $3.5 million as of December 31, 2006 will be sufficient to fund our operations for the next 12 months. We cannot provide assurances that we will be able to develop our business to the point of generating consolidated net operating profits and positive cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, we would seek to institute cost-saving measures that would not only reduce overhead, but also curtail operations. We cannot assure that such measures, if implemented, will be sufficient to offset all of our operating expenses. If any capital subsequently raised from sales of securities is not sufficient to fund the balance of our operating expenses after we implement cost-cutting measures, we could be forced to discontinue certain operations.

Any further issuance of additional equity securities by us to raise capital may be on terms that are detrimental to existing stockholders. In order to meet our capital requirements, we may continue to offer equity securities for sale, and existing stockholders may experience significant dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of our equity securities.

FAILURE TO ACHIEVE MARKET ACCEPTANCE OF OUR PRODUCTS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Our business prospects are dependent upon the market need for small, portable memory devices, suitable for linkage with all common computer hardware utilized by individual personal computer users. Our business will be subject to all the risks associated with introducing and marketing a new product or service.

BECAUSE OF THE IMPORTANCE OF TECHNOLOGY TO OUR BUSINESS, OUR INABILITY TO MAINTAIN OUR TECHNOLOGICAL POSITION COULD RESULT IN LOWER REVENUES AND HIGHER RESEARCH AND DEVELOPMENT EXPENDITURES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND OUR ABILITY TO ACHIEVE PROFITABILITY.

Competition within the technology industry is characterized by several key factors, including the following:

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

The software industry is highly competitive and we expect competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better products. Our competitors could develop products and technologies that could render our products and technologies obsolete. Many of our competitors have considerably greater resources, including financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. As a result, these competitors may be in a better position than us to respond quickly to, or to significantly influence, rapid technological change and consumer demand.

Continuing changes in technology and industry standards could render our products unmarketable or obsolete. The markets for our products change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards. New products and technologies often render existing technology-orientated products, services or infrastructure obsolete, too costly or otherwise unmarketable. Our success depends on our ability to introduce innovations in our products and services, integrate new technologies into current products, and develop new products and services, all on a timely basis. There is no guaranty that we will be successful in achieving these goals, or that we will do so in a manner sufficiently timely to ensure that we are able to compete successfully for customers and market share. In addition, if we fail to incorporate the features, performance criteria and security standards in our products and services that customers require, market acceptance of our products may not materialize, or may be significantly delayed, and our revenues will level off or decline as a consequence.

Technological advances also require us, on a continuing basis, to commit substantial resources to acquiring and applying new technologies for use in our products and services. Product development requires substantial lead time for engineering and testing. If we do not commit resources to developing and selling products incorporating new technologies at the rate demanded by our markets, our products and services may be rendered obsolete, revenues could suffer, and we may not achieve profitability. Even if we do develop new or enhanced products and services, we cannot assure that these products will gain acceptance in the marketplace. Failure of any of these products and services could adversely affect revenues and prevent us from achieving profitability.

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

Some of our software is currently bundled on flash drives marketed by our partners. Any termination or significant disruption in these relationships, or any material adverse change in the financial condition of one of these partners, would have a material adverse effect on our financial condition and results of operations. Although we believe that our relationships with our partners are stable and positive, there can be no assurance that these relationships will continue or that these partners will continue to be in a position to manufacture products for us in a timely and cost efficient manner. Although we are attempting to reduce the adverse impact that problems with these partners could cause by developing relationships with other partners, there is no assurance that we will be able to replace these partners should a disruption in the relationship occur.

There can also be no assurance that third party partners will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities or that third party products will not contain defects or errors. We may experience lost revenues due to a third party's delay in correcting defects, delay in getting an adequate supply of their products to the market, or from any decline in a third party product's market share.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN LOSSES FOR INVESTORS.

The market price of our Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. Within the last two years, the closing price of our Common Stock has varied from a high of $3.20 to a low of $.10 per share. The closing price of the Common Stock on March 6, 2007, was $0.25. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcements of our financial results and business developments may have a significant impact on the market price of our Common Stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of our Common Stock:

- shortfalls in revenues or cash flows from operations;

- failure to attain and maintain profitability;

- failure to maintain the qualification for the Common Stock to trade on the NASD Over-the-Counter Bulletin Board ("OTC Bulletin Board");

- delays in development or roll-out of our products and services; or

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

As our stock is traded on the OTC Bulletin Board, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such rule, various practice requirements are imposed on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to purchase. Consequently, the rule may deter broker-dealers from recommending or purchasing our Common Stock, which may further affect the liquidity of our Common Stock. Our failure to be listed on an exchange or NASDAQ makes trading our shares more difficult for investors. It may also make it more difficult for us to raise additional capital. Further, we may also incur additional costs under state blue sky laws in connection with any sales of our securities.

LEGAL AND REGULATORY DEVELOPMENTS REGARDING PRODUCT APPROVAL OR IMPORTS AND EXPORTS COULD INCREASE OUR COSTS OR ADVERSELY AFFECT OUR COMPETITIVE POSITION, WHICH COULD HAVE ADVERSE CONSEQUENCES FOR OUR BUSINESS.

Currently, our products are not subject to approval from the United States government, with the exception of export restrictions to certain countries. Our business operations do not fall under federal, state, or local environmental regulations. We do not anticipate current or future government regulation to have a material adverse effect on our capital expenditures, earnings, or competitive position.

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

We rely primarily on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. In addition, we seek to avoid disclosure of our trade secrets by requiring those persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our software source code. We also rely on unpatented proprietary know-how in developing our products, and employ various other methods to protect our trade secrets and know-how.

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

We may be exposed to risks associated with acquisitions, including integration risks and risks associated with methods of financing, the impact of accounting treatment and the possibility that the corporate information provided by the acquired enterprise, including financial data, proves to be inaccurate or unreliable. There is no guaranty that any acquisition will enhance our business or value of our stock.

FAILURE OF OUR ACQUISITION OF THE STOMPSOFT BUSINESS TO ACHIEVE ITS POTENTIAL BENEFITS COULD HARM OUR BUSINESS AND OPERATING RESULTS.

We recently closed our acquisition of substantially all of the business and assets of StompSoft. We will not achieve the anticipated benefits of this acquisition unless we are successful in combining our operations and marketing efforts. Integration could be a time consuming and expensive process and could result in disruption of our operations and revenues if not completed in a timely and efficient manner.

There may be substantial difficulties, costs and delays involved in integrating StompSoft into our business. These could include:

- problems with compatibility of business cultures;

- customer perception of an adverse change in service standards, business focus or product and service offerings;

- costs and inefficiencies in delivering products and services to our customers;

- problems in successfully coordinating our research and development efforts;

- difficulty in integrating sales, support and product marketing;

- costs and delays in implementing common systems and procedures, including financial accounting systems; and

- the inability to retain and integrate key management, research and development, technical sales and customer support personnel.

Further, we cannot assure you that we will realize any of the anticipated benefits and synergies of the acquisition. Any one or all of the factors identified above could cause increased operating costs, lower than anticipated financial performance, or the loss of customers, employees or business partners. The failure to integrate the StompSoft business successfully would have a material adverse effect on our business, financial condition and results of operations.

FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE ANTICIPATED BENEFITS OF THE ACQUISITION.

The success of the acquisition of the business of StompSoft will depend in part on the retention of personnel critical to the business and operations of the acquired company due to, for example, their technical skills or management expertise. Some of the StompSoft employees may not want to continue to work for us after the acquisition. In addition, competitors may seek to recruit employees during the integration. If we are unable to retain personnel critical to our successful integration and future operation of the StompSoft business, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE ACQUISITION.

The market price of our common stock may decline as a result of the StompSoft acquisition if:

- the integration of the StompSoft business into ours is not as successful as anticipated

- we do not achieve or are perceived not to have achieved the expected benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or investors

- the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts or investors.

The market price of our common stock could also decline as a result of unforeseen factors related to the acquisition or other factors described in this section.

IT WILL BE DIFFICULT TO DRAW CONCLUSIONS ABOUT OUR FUTURE PERFORMANCE BASED ON OUR PAST PERFORMANCE DUE TO THE ACQUISITION OF THE STOMPSOFT BUSINESS.

Our historical results may not be indicative of future performance as a result of the significant changes to our business that will result from the acquisition of the StompSoft business. Quarterly results may also be skewed in the near future as a result of the assimilation of the StompSoft business into ours. Revenues in any given quarter are not indicative of revenues in any future period because of these and other factors and, accordingly, we believe that certain period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicators of future performance.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive office and principal place of business is in office space located at 555 Twin Dolphin Drive, Suite 650, Redwood City, California where we occupy approximately 10,270 square feet. We have a four year lease for the Redwood City location which will expire in March 2009. The annual rent for this property is approximately $220,000. In addition, we rent space in Irvine, California, and expect that our annual rental in Irvine, Ca. will be approximately $65,600 in 2007.

ITEM 3. LEGAL PROCEEDINGS

On December 20, 2005, two former employees of ours made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. The claimants were employed by us as part of the 2004 acquisition of First Person Software, Inc.  In October 2006, the arbitrator ruled in favor of the plaintiffs, and we have accrued a $424,000 liability as a result of this matter for the year ended December 31, 2006.

We are not aware of any additional pending litigation as of March 15, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since February 1, 2005, our Common Stock has traded on the NASD Over-the-Counter Bulletin Board (“OTC Bulletin Board”). We trade under the symbol “MIGO.OB”. Prior to February 1, 2005, our Common Stock was traded on the Pink Sheets. The OTC Bulletin Board is a regulated service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Our stock traded under the symbol "PWHT" until August 14, 2006, at which time, our trading symbol was changed to "MIGO.OB" in conjunction with our name change.

The following table sets forth the quarterly high and low sales prices of the Common Stock for the calendar years 2006 and 2005. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2006	HIGH	LOW	2005	HIGH	LOW
First Quarter	$0.67	$0.40	First Quarter	$3.20	$1.00
Second Quarter	$0.66	$0.25	Second Quarter	$2.45	$0.90
Third Quarter	$0.25	$0.11	Third Quarter	$1.00	$0.47
Fourth Quarter	$0.19	$0.10	Fourth Quarter	$1.19	$0.57

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

Common Stock Holders

As of March 15, 2007, there were approximately 850 holders of record of our Common Stock. We believe that additional beneficial owners of Common Stock hold shares in street names.

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

The following information is presented as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,505,000	$0.28	2,495,000
Equity compensation plans not approved by security holders	27,358,351	$0.29	N/A
Total	44,863,351	$0.29	2,495,000

The shares shown as being issuable under equity compensation plans not approved by our security holders include the warrants granted to our investors in various private placements completed in 2004-2006 and the warrants issued to persons who provided services to us.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, and in particular this Item 6, “Management’s Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties, which we have described in this Annual Report on Form 10-KSB under this Item 6 and “Risk Factors” in Part I, Item 1. Actual events or our actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

We are in the business of developing, acquiring and marketing software and infrastructure technologies designed to improve the way information is personalized, secured, carried and accessed.

Trends

We acquired the business of StompSoft, Inc. in December 2006 to augment our revenue streams and to diversify our product lines. We continue to seek to develop other software applications to further expand our product lines. In order to attain profitability, we will need these efforts to be successful and to control our costs of operations. We cannot assure you that we will be able to attain profitability in the near future or at all.

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

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. As of December 31, 2006, our inventory was valued at $66,951.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS 123R effective as of January 1, 2005 in accordance with the standard’s early adoption provisions. Prior to January 1, 2005, the Company’s Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the fiscal year ended December 31, 2005 and for the year ended December 31, 2006, the Company recorded $810,591 and $4,862,609 of compensation expense related to the granting of stock options to employees.

Results of Operations

Note- On January 9, 2006, our Board of Directors determined to change our fiscal year end to December 31 from March 31. Accordingly, the accompanying Management’s Discussion and Analysis compares the nine month period from April 1, 2005 through December 31, 2005 to the twelve month period ended December 31, 2006.

Twelve months ended December 31, 2006 and Nine months ended December 31, 2005

We had revenues of $345,228 for the twelve months ended December 31, 2006, of which $175,228 resulted from revenues from our M-Systems contract and online sales of our software, and $170,000 was recognized from our contract with Kingston Technology Company. For the nine months ended December 31, 2005, we had revenues of $194,199.

Our cost of goods sold was $606,958 for the twelve months ended December 31, 2006, which includes costs of amortization of software technology of $564,680. For the nine months ended December 31, 2005, the costs of goods sold was $555,059, and included amortization of the software technology of $423,485 and write-downs of $12,183 for existing inventory.

For the twelve months ended December 31, 2006, sales and marketing expenses totaled $1,106,528, compared with $771,175 for the nine months ended December 31, 2005, as we refocused our sales efforts on securing OEM partners, such as Kingston Technology Company and M-Systems, and eliminated all of our consumer directed advertising expenses. General and administrative costs totaled $7,296,900, which included a non-cash expense of $4,862,609 related to expensing stock options for the twelve months ended December 31, 2006, compared to $810,591 for the nine months ended December 31, 2005.

Research and Development totaled $1,914,995 for the twelve months ended December 31, 2006 compared with $590,921 for the nine months ended December 31, 2005, as we continued to invest heavily in either new or upgraded versions of the Migo Software by expanding our internal R&D personnel, and by using outside contract engineering resources. Interest income earned on the Company’s cash balances for the twelve months ended December 31, 2006 was $257,772, compared with Interest expense of $296,251 for the nine months ended December 31, 2005, which included a non cash charge to interest expense of $1,889,768 related to a beneficial conversion feature in our then outstanding bridge loan. Our warrant liability expense resulted from our equity private placements in September and December 2005, and March 2006 which required us to mark our warrant liability to market. Other (income) expense totaled $227,937 for the nine months ended December 31, 2005 primarily related to the settlement of various lawsuits compared with $1,310,079 for the twelve months ended December 31, 2006 which expenses resulted primarily from the issuance of Common Stock (Penalty Shares) to our investors in our September and December 2005, and March 2006 private placements due to our inability to effect a registration of their shares within the proscribed time frames agreed to in our agreements with them.

Liquidity and Capital Resources

At December 31, 2006, we had working capital of $1,959,668 as compared to working capital of $3,055,929 at December 31, 2005. During the twelve months ended December 31, 2006, net cash used in operations was $4,794,435. For the twelve months ended December 31, 2006, non cash charges totaled $7,471,946 which consisted principally of stock option related expenses of $4,862,609, stock registration penalties of $1,494,050 and depreciation and amortization expense of $1,099,845, which all contributed to the Net Loss of $11,466,723. During the nine months ended December 31, 2005, net cash used in operations was $3,198,717 and consisted principally of a net loss of $5,288,933, offset by non cash components of net loss, including stock-based compensation and services of $1,345,344, and depreciation and amortization expense of $427,924.

Recent and Expected Losses

From inception, we have never been profitable and have sustained substantial net losses from operations. There can be no assurance that we will ever generate sufficient revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the nine months ended December 31, 2005, we incurred a net pre-tax loss of $5,288,933, and for the twelve months ended December 31, 2006, we incurred a net pre-tax loss of $11,465,924, including $7,471,946 of non cash charges.

Satisfaction of Current and Future Capital Requirements

Management estimates that expected revenues and the current funds available and on-hand will be adequate to fund operations throughout 2007. No assurance can be given that we will be able to satisfy all of our capital requirements in the long-term. We cannot provide assurances that we will be able to develop our business to the point of generating consolidated net operating profits and cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, we plan to institute cost-saving measures that will not only reduce overhead, but also curtail operations in certain business segments. We cannot assure that such measures, if implemented, will be sufficient to offset all of our operating expenses. If the capital raised from sales of securities is not sufficient to fund the balance of our operating expenses after we implement these cost-cutting measures, we may be forced to discontinue certain operations or may be unable to continue as a going concern.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-3 to have a material impact on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in
Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN No. 48 are treated as the cumulative effect of a change in accounting principle. We are evaluating what impact the adoption of FIN No. 48 will have on our Consolidated Financial Statements.

In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “Financial Statements - Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implications of misstatements uncovered upon the application of SAB No. 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. After reviewing the impact of SAB 108, we concluded that it did not have a material effect on the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our Consolidated Financial Statements.

In October 2006, the FASB issued FSP FAS No. 123(R)-5. FSP FAS No. 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”. If (1) there is no increase in fair value of the award or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (2) all holders of the same class of equity instruments are treated in the same manner, no change in recognition or measurement will result for instruments that were originally issued as employee compensation and then modified in connection with an equity restructuring that occurs when the holders are no longer employees. The provisions in FSP FAS No. 123(R)-5 are effective for the first reporting period beginning after October 10, 2006. We do not expect the adoption of FSP FAS No. 123(R)-5 to have a material impact on our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

We have no arrangements of the types described above that we believe may have a material current or future affect on our financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or resulted operations are disclosed in Note 11 to our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Migo Software, Inc.

We have audited the accompanying consolidated balance sheets of Migo Software, Inc. (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2006 and the nine months ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Migo Software, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and the nine months ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

(Signed Hein & Associates, LLP)
Irvine, California
March 26, 2007

MIGO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$304,635	$2,510,704
Short-term investments	3,154,794	2,875,000
Accounts receivable	18,672	25,368
Inventory	66,951	15,755
Other current assets	36,243	82,983
Total current assets	3,581,295	5,509,810
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $15,395 and $7,924	35,968	7,923
OTHER ASSETS:
Goodwill	1,396,864	—
Intangible assets, net	4,250,421	1,965,101
Other assets	135,000	39,475
TOTAL ASSETS	$9,399,548	$7,522,309

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$322,621	$1,104,157
Accrued compensation	188,947	78,084
Accrued liabilities	424,000	1,271,640
Capitalized lease obligations	6,059	—
Deferred revenue	680,000	—
Total current liabilities	1,621,627	2,453,881

Non-current liabilities:
Warrant liability	—	3,882,672
Total Liabilities	1,621,627	6,336,553
Commitments and contingencies (Notes 8 and 11)

Temporary Equity, Common Stock, 27,879,700 shares issued and outstanding	—	5,908,036

Stockholders’ Equity (Deficit):

Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized, 782,375 and 790,250 shares issued and outstanding; preference upon liquidation of $2,600,000	78	79
Common stock, $.0001 par value; 200,000,000 shares authorized; 93,721,542 and 26,598,180 and shares issued and outstanding	9,372	2,660
Additional paid in capital in excess of par value	52,841,936	29,344,416
Deferred Compensation Expense	—	(462,694)
Treasury Stock	(386,400)	(386,400)
Accumulated Deficit	(44,687,065)	(33,220,341)

Total stockholders’ equity (deficit)	7,777,921	(4,722,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,399,548	$7,522,309

See accompanying notes to consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 AND NINE MONTHS ENDED DECEMBER 31, 2005

	Twelve Months ended	Nine Months ended
	December 31, 2006	December 31, 2005

Revenues	$345,228	$194,199
Cost of Sales	606,958	555,059
Gross Profit (Loss)	(261,730)	(360,860)

Operating Expenses
Research and development	1,914,997	590,291
Sales and marketing	1,106,528	771,175
General and administrative	7,296,900	3,192,783
Total operating expenses	10,318,425	4,554,249

Non-operating Expenses
Interest, net	(257,772)	296,257
Decrease in warrant liability	(166,538)	(151,164)
Other (income) expense	1,310,079	227,937
Total non-operating expenses	885,769	373,024

Loss Before Income Taxes	(11,465,924)	(5,288,133)
Provision for Income Taxes	800	800
Net Loss	$(11,466,724)	$(5,288,933)

Deemed and Regular Dividend	-	(368,704)

Net Loss Attributable to Holders of common shares	$(11,466,724)	(5,657,637)

Basic and Diluted net loss attributable to common
stockholders per share	$(0.18)	$(0.31)

Weighted Average Shares Outstanding
Basic and Diluted	65,502,826	18,201,612

See accompanying notes to consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE NINE MONTHS ENDED DECEMBER 31, 2005

			Junior A					Additional
	Common Stock		Preferred		Senior A Preferred		Treasury	Paid-In	Deferred	Accumulated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Stock	Capital	Compensation	Deficit	Total
Balance, March 31, 2005	3,864,364	$387	795,250	$80	3,723,832	$372	$(183,600)	$28,613,909	$—	$(27,562,704)	$868,444
Issuance of Common Stock for services	194,858	19						166,729			166,748
Issuance of warrants for services								245,699			245,699
Dividends on Senior A Preferred Stock					194,895	20		630,254		(368,704)	261,570
Conversion of Senior A Preferred and Junior A Preferred Stock to Common Stock	20,738,958	2,074	(5,000)	(1)	(3,918,727)	(392)		(1,681)			—
Payment of equity financing costs								(2,176,749)			(2,176,749)
Beneficial conversion and interest costs associated with Bridge and Convertible Debt								294,444			294,444
Stock options exercised	1,020,000	102						176,298			176,400
Repurchase of Common Stock							(202,800)				(202,800)
Restricted Common Stock issued	780,000	78						584,922	(585,000)		—
Amortization of stock-based compensation									122,306		122,306
Stock-based compensation								810,591			810,591
Net loss										(5,288,933)	(5,288,933)
Balance, December 31, 2005	26,598,180	2,660	790,250	79	—	—	(386,400)	29,344,416	(462,694)	(33,220,341)	(4,722,280)
Reclassification of warrant liability and temporary equity	40,301,575	4,030						13,842,110			13,846,140
Payment of equity financing costs								(415,568)			(415,568)
Common stock and warrants issued for cash	468,750	47						149,953			150,000
Restricted Common Stock issued	100,000	10						64,990	(65,000)		—
Common Stock issued in connection with StompSoft asset acquisition	20,600,000	2,060						3,499,940			3,502,000
Common stock issued for registration penalties	5,645,162	564						1,493,486			1,494,050
Amortization of stock-based compensation									527,694		527,694
Stock-based compensation								4,862,609			4,862,609
Conversion of Junior A Preferred Stock to Common Stock	7,875	1	(7,875)	(1)							—
Net Loss										(11,466,724)	(11,466,724)
Balance, December 31, 2006	93,721,542	$9,372	782,375	$78	—	$—	$(386,400)	$52,841,936	$—	$(44,687,065)	$7,777,921

See accompanying notes to consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2006 and Nine Months Ended December 31, 2005

		Nine Months
	Year Ended	Ended
	December 31, 2006	December 31, 2005

Cash Flows from Operating Activities:
Net loss	$(11,466,724)	$(5,288,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and options issued for services	—	412,447
Inventory write-downs	15,442	12,183
Stock registration penalties	1,494,050	—
Depreciation and amortization	572,151	427,924
Amortization of deferred compensation	527,694	122,306
Interest expense relating to amortization of debt discount and beneficial conversion	—	294,444
Remeasurement of warrants to fair value	(166,538)	(151,164)
Stock based compensation	4,862,609	810,591
Changes in operating assets and liabilities:
Accounts receivable	6,696	9,043
Inventory	313	58,126
Other current assets	46,740	(41,683)
Other assets	(95,525)	500
Accounts payable	(781,536)	(73,610)
Accrued compensation	110,863	24,638
Accrued liabilities	(600,670)	184,471
Deferred revenue	680,000	—
Net cash used in operating activities	(4,794,435)	(3,198,717)

Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(1,850,000)	(3,725,640)
Proceeds from sale of available-for-sale investments	1,570,206	850,640
StompSoft asset acquisition	(835,756)	—
Purchase of equipment	(5,516)	—
Net cash used in investing activities	(1,121,066)	(2,875,000)

Cash Flows from Financing Activities:
Proceeds from convertible notes	—	1,000,000
Repayment of convertible notes	—	(116,667)
Payments upon rescission of common stock	—	(26,400)
Payment of equity financing costs	(415,568)	(408,241)
Proceeds from sale of common stock	4,125,000	7,712,000
Net cash provided by financing activities	3,709,432	8,160,692

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,206,069)	2,086,975

CASH AND CASH EQUIVALENTS, Beginning of period	2,510,704	423,729

CASH AND CASH EQUIVALENTS, End of period	$304,635	$2,510,704

Non-cash investing and financing activity:
Issuance of shares for dividends	$—	$630,254
Issuance of common stock in connection with the conversion of debt	—	883,333
Issuance of common stock in connection with the StompSoft asset acquisition	3,502,000	—
Warrants issued in settlement of accrued liabilities	246,970	—
Supplemental disclosure of cash paid for :
Interest	—	—
Income Taxes	800	800

See accompanying notes to consolidated financial statements.

MIGO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Migo Software, Inc. (“the Company”) was incorporated under the laws of the State of Delaware on May 16, 2002 as PowerHouse Studios, Inc. On May 19, 2003, the Company completed a combination with Agate Technologies, Inc. (“Agate”) and conducted a 1-for-122 reverse split of the Agate common stock. All share and per-share amounts have been retroactively adjusted to reflect the split. Concurrent with this transaction, the Company amended its Articles of Incorporation changing its name to Powerhouse Technologies Group, Inc. The Company’s name was changed to “Migo Software, Inc.” in August 2006.

On January 9, 2006, the Board of Directors of the Company determined to change the Company’s fiscal year end to December 31 from March 31. Accordingly, the accompanying Consolidated Statements of Operations includes the nine month fiscal year from April 1, 2005 through December 31, 2005 and the twelve month fiscal year from January 1 2006 through December 31, 2006.

The Company has limited operating history and limited revenues. Located in Redwood City, California, the Company is in the business of developing, acquiring and marketing computing software and infrastructure technologies designed to improve the way mobile information is personalized, secured, carried and accessed. The Company’s corporate website is www.migosoftware.com. As further discussed in Note 3, the Company acquired substantially all of the assets of StompSoft, Inc. (“StompSoft”) on December 27, 2006. StompSoft is a manufacturer of backup, system utility and online security/privacy software located in Irvine, California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has limited sources of revenue, and has incurred significant losses from operations. These matters raise doubt about the Company’s ability to continue as a going concern. From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate sufficient revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Management estimates that the current funds available and on-hand along with expected revenues for 2007 will be adequate to fund operations throughout 2007.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, PowerHouse Acquisition LLC and PowerHouse Studios, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates include the valuation of acquired goodwill and intangible assets, and revenue recognition.

Cash, Cash Equivalents - The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory - Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. At December 31, 2006 inventory consisted of primarily of packaging material for our retail software. Although the Company is principally in the business of developing software, to support sales of software licenses it may at times purchase hardware and resell it with its software pre-installed. As a result, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its software and hardware inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established. For the year ended December 31, 2006, and the nine months ended December 31, 2005, the Company recorded an expense related to the write-down of the Company’s inventory to its realizable value of $15,442 and $12,183, respectively.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes.

Goodwill - Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of December 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

Other Intangible Assets - Other intangible assets include software technology assets (acquired as part of the First Person Software acquisition in 2004) and intangible assets acquired from StompSoft as described in Note 3. Intangible assets are stated at cost. Amortization of software technology assets is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of five years. Intangible assets acquired from StompSoft have a weighted average useful life of approximately 6.5 years. Amortization of such StompSoft intangible assets is computed using the straight-line method over the following estimated useful lives:

Existing Product/Unpatented Technology	4 years
Trademarks/Trade Names	10 years
Customer relationships	10 years
Non-Compete agreement	2 years

Impairment of Long-Lived Assets - Property, equipment, intangible and certain other long-lived assets are depreciated or amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset.

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

We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and SAB No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•
Delivery: Delivery is considered to occur when the products are shipped and risk of loss and reward have been transferred to the customer. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, the Company recognizes that amount as revenue when the amount becomes fixed or determinable.

•
Collection is deemed probable: At the time of the transaction, the Company conducts a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects the customer to be able to pay amounts under the arrangement as those amounts become due. If the Company determines that collection is not probable, it recognizes revenue when collection becomes probable (generally upon cash collection).

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported. For example, for multiple element arrangements, the Company must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value (“VSOE”) exists for each undelivered element; and (4) allocate the total price among the various elements the Company must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue reported in a particular period.

Product Revenue: Product revenue, including sales to retailers, resellers and distributors (“channel partners”), is recognized when the above criteria are met. The Company reduces product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners.

Shipping and Handling: In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company recognizes amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by the Company are included in cost of goods sold.

OEM Software Licenses: The Company licenses software rights to manufacturers of products in related industries (for example, flash drives or other computer accessories) to include certain of its products with the manufacturer’s product. The Company calls these combined products “OEM bundles”. These OEM bundles generally require either the customer to pay an upfront nonrefundable fee, as in the case of Kingston Technology Company, or the Company receives a fee once the consumer uses our product, and elects to purchase it over the internet, generally the Company’s agreement with Sandisk.

Sales Returns and Allowances and Bad Debt Reserves - The Company estimates potential future product returns, price protection and stock-balancing programs related to current-period product revenue. The Company analyzes historical returns, current sell-through of distributor and retailer inventory of its products, current trends in the software market and the overall economy, changes in customer demand and acceptance of its products and other related factors when evaluating the adequacy of the sales returns and price protection allowances. In addition, the Company monitors the volume of sales to its channel partners and their inventories as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods. Similarly, significant judgment is required to estimate the Company's allowance for doubtful accounts in any accounting period. The Company analyzes customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2006 and 2005, management believed that all accounts receivable were collectible.

Advertising Costs - The Company generally expenses advertising costs as incurred. Cooperative advertising with the Company's channel partners is accrued when revenue is recognized and such amounts are included in marketing and sales expense if there is a separate identifiable benefit for which the Company can reasonably estimate the fair value of the benefit identified. Otherwise, they are recognized as a reduction of net revenue. The Company then reimburses the channel partner when qualifying claims are submitted.

Software Development Costs - Research and development costs, which consist primarily of software development costs, are expensed as incurred, and totaled $1,914,997 and $590,291 for the year and nine months ending December 31, 2006 and 2005, respectively. SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 128, Earnings Per Share, the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all period presented, there is no difference between basic and diluted loss per share of Common Stock. Potential shares of common stock to be issued upon the exercise of all stock options and warrants amounted to 44,418,351 shares as of December 31, 2006 and 28,607,413 shares as of December 31, 2005.

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for the year ended December 31, 2006 and for the nine months ended December 31, 2005 equals net loss.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS 123R effective January 1, 2005 in accordance with the standard’s early adoption provisions. Prior to January 1, 2005, the Company’s Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the year ended December 31, 2006 and for the nine months ended December 31, 2005, the Company recorded $4,862,609 and $810,591, respectively, of compensation expense related to the granting of stock options to employees.

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company’s financial instruments, including certain assets, accounts payable, and accrued liabilities the carrying amounts approximate fair value due to their maturities.

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

Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at December 31, 2006 and 2005, approximate their fair value.

Short-term Investments - The Company’s short-term investments consist primarily of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments.

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

Recently Issued Accounting Pronouncements In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting or the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment of retained earnings. The Company has not yet determined the financial statement impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ( SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption encouraged. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

3.  STOMPSOFT ACQUISITION

On December 27, 2006, Migo entered into an Asset Purchase Agreement with StompSoft under which Migo acquired substantially all of the assets of StompSoft, 600,000 shares to StompSoft's Advisors, including its entire line of software titles and its retail web store located at www.stompsoft.com. Prior to the acquisition, StompSoft was a privately owned manufacturer of backup, system utility and online security/privacy software. StompSoft is located in Irvine, California.

In consideration for the $4,296,000 acquisition, Migo paid to StompSoft $650,000 in cash, issued 20,000,000 shares of Migo common stock to StompSoft, 600,000 shares to StompSoft's advisors and paid certain expenses incurred by StompSoft in connection with the acquisition. The Migo common stock was valued using the average closing price of Migo common stock for the four days prior to the acquisition.

The acquisition was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. Under this method, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price, plus estimated fees and expenses related to the acquisition, over the fair value of net assets acquired is recorded as goodwill.

The following tables summarize the total consideration and the preliminary purchase price allocation as of December 27, 2006:

Total Consideration:
Cash	$650,000
Common stock	3,400,000
Liabilities assumed	6,059
4,056,059
Transaction costs	287,756
Total purchase price	$4,343,815

Purchase Price Allocation:
Working capital	$66,951
Net Fixed Assets	30,000
Existing Product/Unpatented Technology	900,000
Trademarks/Trade names	700,000
Customer relationships	1,200,000
Non-Compete agreement	50,000
Goodwill, including assembled workforce	1,396,864
$4,343,815

The allocation of the purchase price is based upon estimates of the fair value of the assets acquired and liabilities assumed in the acquisition. The total purchase price has been allocated to the assets acquired and liabilities assumed based on management’s best estimate of fair value, with the excess cost over net tangible and identifiable intangible assets acquired being allocated to goodwill. The estimated fair values of certain intangible assets have been determined by management with the assistance of a third-party valuation firm.

The pro forma unaudited results of operations, assuming that the StompSoft acquisition occurred as of January 1, 2005, are as follows for the years ended December 31, 2006 and 2005:

	Twelve Months ended 12/31/2006	Twelve Months ended 12/31/2005
Revenues	$3,414,261	$3,607,453
Net Loss	$(12,685,699)	$(8,458,933)
Net Loss Attributable to Holders of Common Shares	$(12,685,699)	$(9,027,225)
Basic and Diluted Net Loss Attributable to Common Stockholders per Share	$(0.15)	$(0.25)
Weighted Average Shares Outstanding, Basic and Diluted	85,877,073	35,974,350

The unaudited pro forma results of operations above are not intended to represent or be indicative of operations of the Company that would have been reported had the StompSoft acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of any future consolidated results of operations of the Company. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings that may be achieved with respect to the combined operations.

For purposes of the unaudited pro forma results of operations, the historical results of the Company and StompSoft have been combined with pro forma adjustments for amortization of intangible assets and share-based compensation expense associated with stock options issued to the former Chief Executive Officer of StompSoft.

4.	OTHER INTANGIBLE ASSETS

Other intangible assets, which resulted from the December, 2006 StompSoft acquisition and the First Person acquisition completed in June 2004, consist of the following as of December 31, 2006 and 2005:

	Cost	Accumulated Amortization	Net
December 31, 2006:

Software technology asset	$2,822,337	$1,421,916	$1,400,421
Existing Product/Unpatented Technology	900,000	-	900,000
Trademarks/Trade Names	700,000	-	700,000
Customer relationships	1,200,000	-	1,200,000
Non-Compete Agreement	50,000	-	50,000
	$5,672,337	$1,421,916	$4,250,421
December 31, 2005:

Software technology asset	$2,822,337	$857,236	$1,965,101

Amortization expense related to other intangible assets amounted to $564,680 for the year ended December 31, 2006 and $423,485 for the nine months ended December 31, 2005.

The expected future annual amortization expense of intangible assets is as follows:

For the year ended December 31,
2007	$1,004,469
2008	1,004,469
2009	686,483
2010	415,000
2011	190,000
Thereafter	950,000
$4,250,421

5.	DEBT

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

As a result of the conversion of, or repayment of, the Company’s Convertible Promissory Notes, the Company had no debt outstanding as of December 31, 2006 other than certain capitalized lease obligations, amounting to $6,059 at December 31, 2006, assumed in connection with the StompSoft acquisition described in Note 3.

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005
Settlements payable	$424,000	$345,000
Options to be issued	-	246,971
Accrued operating expenses	-	679,669
	$424,000	$1,271,640

7.	INCOME TAXES

For both the year ended December 31, 2006 and the nine months ended December 31, 2005, income tax expense amounted to $800, representing minimum California franchise taxes. There has been no provision for U.S. federal income taxes in any periods presented as the Company has incurred operating losses.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations for the year ended December 31, 2006 and the nine months ended December 31, 2005 is as follows:

	2006	2005
Statutory U.S. federal rate	34.0%	34.0%
State income taxes, net of federal effect	4.9%	5.2%
Interest related to debt discount and beneficial conversion		(1.9%)
Decrease in warrant liability	0.5%	1.0%
Stock option expense	(1.4%)	(3.0%)
Stock registration penalty	(4.4%)
Other	(0.1%)	(0.1%)
Valuation allowance	(33.5%)	(35.2%)
Effective Tax Rate	- %	- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2006 and December 31, 2005 are as follows:

	2006	2005
Net operating losses	$10,095,000	$7,705,000
Stock option expense	1,744,000	-
Other, primarily accrued expenses	225,000	14,000
	12,064,000	7,719,000
Less: Valuation allowance	(12,064,000)	(7,719,000)
	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.345 million during the year ended December 31, 2006 and $1.875 million during the nine months ended December 31, 2005.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25.6 million, which expire in the years 2020 through 2027. The Company also had net operating loss carryforwards for state income tax purposes of approximately $23.6 million, expiring in the years 2011 through 2017.

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

Common Stock - On September 5, 2006, the Company completed an equity investment from Kingston Technology Corporation (Kingston). On that date, Kingston purchase $150,000 of Common Stock totaling 468,750 shares and received warrants to purchase 950,000 shares of Common Stock exercisable at $0.35 per share. The warrants contain a call provision in favor of the Company at a price of $0.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. No placement fee was paid in conjunction with the investment by Kingston. The Company simultaneously entered into a License Agreement with Kingston, under which, Kingston paid $1,850,000 for global marketing and distribution rights to load currently available and future product releases of Migo’s software on Kingston’s flash memory products through December 2007. $850,000 of the license fee was paid upon signing the agreement and the payment of the next $1,000,000 is contingent upon Migo meeting certain mutually agreed upon R&D milestones by April 1, 2007. The agreement is renewable by Kingston for one additional year at a license fee to be agreed upon.

On September 26, 2005, the Company completed a private placement (the “September 2005 Placement”) with certain investors of the Company’s common stock, par value $0.0001 per share, (the “Common Stock”) and issued a total of 19,910,950 shares of Common Stock and warrants (the “Warrants”) to purchase a total of 10,900,400 shares of the Company’s Common Stock. The shares of Common Stock were sold at $0.32 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one-half of one share of Common Stock. The aggregate offering price was $6,045,000 and the aggregate placement fee was $191,360 and warrants to purchase 1,278,490 shares of Common Stock. Fifty percent (50%) of all Warrants issued were exercisable at $0.40 per share, and the remaining fifty percent (50%) were exercisable at $0.48 per share. After taking into account an anti-dilution adjustment as a result of the December 2005 placement described below and the StompSoft purchase, all of the Warrants are exercisable, as of March 15, 2007, at $.23 per share. All Warrants expire after three years, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 if the stock price should exceed $2.00 per share, and permit cashless exercise only if there is no registration statement in effect after one year. The proceeds of the private placement included $883,333 of principal and $23,765 of accrued interest converted into Common Stock from short-term bridge financing obtained by the Company earlier in the fiscal year. The conversion resulted in the issuance of a total of 3,779,700 shares of Common Stock at $0.24 per share.

The September 2005 Placement was effected through Common Stock and Warrant Purchase Agreements, dated as of September 26, 2005, by and among the Company and the private placement investors who are named therein. As a condition to the transaction, all of the Company’s Series A Senior Preferred Convertible Stock (the “Senior A Stock”) was converted into 20,632,952 Common Stock at a conversion ratio of 5.3685 shares of Common Stock for each share of Senior A Stock, and a Warrant Exchange Agreement, dated as of September 26, 2005, was entered into with Middlebury Capital LLC under which the holders of warrants to purchase 264,725 shares at $3.06 per share exchanged their warrants for new warrants for 700,000 shares at $.40 per share. In addition, the Company executed a Registration Rights Agreement, dated as of September 26, 2005, with the private placement investors, wherein the Company agreed to register under the Securities Act of 1933, as amended (the “Securities Act”) the shares of Common Stock acquired in the private placement and the shares issuable upon exercise of the Warrants issued in the private placement.

The proceeds of the September 2005 Placement were used for working capital and general corporate purposes, including $120,904 applied to the repayment of the balance of the convertible notes that were not converted to common stock as part of the transaction.

On December 23, 2005, the Company completed a follow-on private placement (the “December 2005 Placement”) with certain investors of its Common Stock and investor warrants to purchase a total of 7,968,750 shares of the Company’s Common Stock. The securities were sold at $.32 per unit, each unit consisting of one share of Common Stock and warrants to purchase one-half of one share of Common Stock. The aggregate offering price was $2,550,000, and the placement fee was paid in the form of Placement Agent Warrants to purchase 796,875 shares of Common Stock. The investor warrants and placement agent warrants issued in connection with the December 2005 Placement were originally exercisable at $.40 per share (since reset to $.23 per share), expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. The private placement was effected through Common Stock and Warrant Purchase Agreements, dated as December 23, 2005, with the private placement investors.

On March 17, 2006, the Company completed a second follow-on private placement (the “March 2006 Placement”) to the September 2005 Placement and the December 2005 Placement under which the investors purchased a total of 12,421,875 shares of the Company’s Common Stock and warrants to purchase 6,210,938 shares of Common Stock. The securities were sold at $0.32 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one-half of one share of Common Stock, originally exercisable at $0.40 per share, and since reset to $.23 per share. The aggregate offering price was $3,975,000. The investor warrants issued in connection with the March 2006 Placement expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of the Company at a price of $0.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. C. E. Unterberg Towbin, LLC was paid a placement fee of $397,500 in connection with this transaction. The private placement was effected through Common Stock and Warrant Purchase Agreements by and among the Company and the private placement investors.

The holders of the Common Shares acquired via the September 2005, December 2005 and March 2006 private placements have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock and the Common Stock issuable upon exercise of warrants. In the event the Company was unable to cause the registration to be effective within 90 to 120 days from the date of issuance for the Common Shares acquired via the September and December 2005 private placements, the Company would be penalized. The penalty accrued at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired in the private placements have the right to put the stock and warrants back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first 90 days in which the penalty is earned, the penalty is payable either in cash or in shares of common stock, at the Company’s election. After that 90-day period expires, the penalty must be paid in cash. However, in April 2006, the holders of the Common Shares acquired via the September, and December 2005 and the March 2006 private placements waived their right to ever put the stock and warrant back to the Company for full redemption, and also gave the Company the right to pay any penalty, in either cash or common stock, at the Company’s option. During the year ended December 31, 2006, the Company issued 5,642,672 shares of Common Stock in payment of penalties relating to the private placements described above. The related expense, amounting to $1,494,050, is included in other non-operating expense in the accompanying Statement of Operations.

Under EITF 00-19, the ability to register stock, or keep the registration effective, is deemed to be outside of the Company’s control. Accordingly, the Company treated the issuance of the Common Stock as mezzanine equity and the warrant value as a liability as the Registration Statement was not declared effective by the Securities and Exchange Commission (“SEC”) until September 1, 2006 (for the September 2005 and December 2005 Placements) and November 9, 2006 (for the March 2006 Placement). The Company calculated the total fair market value of the warrants based on the Black-Scholes model, which was recorded as a discount to the Common Stock and an accrued warrant liability in the consolidated balance sheet, and the warrant liability is marked to market at the end of each quarter. During the year ended December 31, 2006 and the nine months ended December 31, 2005, the Company recorded $166,538 and $151,164, respectively, as other income for the adjustment of the warrant liabilities to market.

The warrant liabilities and temporary equity were reclassified to permanent equity at the time that the related Registration Statements were declared effective by the SEC.

Common Stock Issued in Connection with the StompSoft Acquisition - In December 2006, the Company issued a total of 20,600,000 shares of Common stock in connection with the Company’s acquisition of substantially all of the assets of StompSoft (Note 3). The shares issued consisted of 20,000,000 shares to StompSoft and 600,000 shares to three principals of GCMI Securities, Inc., who performed services for StompSoft in connection with the acquisition.

Common Stock Issued for Compensation and Consulting Services - For the nine months ended December 31, 2005, the Company issued 194,858 shares of Common Stock and options to purchase 350,000 shares of Common Stock for services and recorded $412,447 of compensations expense. For the year ended December 31, 2006, the Company did not issue any shares of Common Stock for services and thus recorded no compensation expense for stock issued.

On September 26, 2005, the Company entered into a Settlement Agreement with The Wall Street Group (“WSG”) and Wall Street Consultants, Inc. (“WSC”). Under the Settlement Agreement, the Company paid WSG $328,000 and issued to WSC a five-year option to purchase up to 350,000 shares of the Company’s common stock at $0.60 per share. The option agreement also grants to WSC certain piggyback registration rights.

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

Conversion of Series A Junior Preferred Stock into Common Stock

During the fiscal year ended December 31, 2006, holders of 8,500 shares of Series A Junior Convertible Preferred Stock (the “Junior A Preferred Stock”) converted their shares into Common Stock, pursuant to their respective agreements.

Dividends

For the nine months ended December 31, 2005, the Company issued 194,895 shares of Senior A Preferred Stock as payment in kind of dividends on its Senior A Preferred Stock.

9.	STOCK OPTIONS AND WARRANTS

Stock Option Plan - On December 8, 2004, the Board of Directors adopted and the stockholders approved the 2004 Omnibus Stock Incentive Plan (the “Stock Incentive Plan”) and reserved 1,125,000 shares for grant under the Stock Incentive Plan. In connection with the September 2005 Placement, the Company increased the number of shares authorized for issuance under the Stock Incentive Plan to 9,375,000 shares and the number of shares available for issuance under the Stock Incentive Plan was increased to 20,000,000 shares upon approval of the Company’s Board of Directors and Stockholders in June 2006. The Company may issue stock options, restricted stock, or stock bonuses under the Stock Incentive Plan to employees, directors and consultants. Stock options granted under the Stock Incentive Plan may be granted at prices not less than the fair market value at the date of grant for incentive stock options.

Stock options granted under the Stock Incentive Plan generally vest over 18 to 36 months of continuous service and have a contractual term of ten years. The fair value of each stock option is estimated using the Black-Scholes model. Expected volatility is based on management’s estimate using the historical stock performance of similar software companies, the expected term of the options is determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107, and the risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon bonds with a term comparable to the expected option term.

Following is a summary of the assumptions used in the Black-Scholes model for the year ended December 31, 2006 and the nine months ended December 31, 2005 :

	2006	2005
Range of expected volatility	151% - 159%	151% - 159%
Weighted average expected volatility	153%	153%
Range of risk-free interest rate	2.98% - 4.33%	2.98% - 4.33%
Weighted average risk-free interest rate	4.13%	3.48%
Expected life in years	6.0	6.0
Dividend yield	0.0%	0.0%

Compensation expense relating to stock options recognized for the year ended December 31, 2006 and the nine months ended December 31, 2005 was $4,862,609 and $810,591, respectively, representing the fair value of options granted, amortized on a straight-line basis over the vesting period. The weighted average grant date fair value of options granted was $0.33 per share for the twelve months ended December 31, 2006, and $0.49 per share for the nine months ended December 31, 2005

A summary of option activity under the Stock Incentive Plan for the year ended December 31, 2006 and the nine months ended December 31, 2005 is as follows:

		Weighted Average
	Option Shares	Exercise Price per Share	Contractual Life Remaining, in Years
Outstanding at March 31, 2005	845,000	$1.02	9.39
Granted	5,840,000	0.31
Exercised	(1,020,000)	0.32
Forfeited or expired	(685,000)	0.98
Outstanding at December 31, 2005	4,980,000	0.34	9.65
Granted	12,580,000	0.22
Exercised	-
Forfeited or expired	(55,000)	1.15
Outstanding at December 31, 2006	17,505,000	$0.28	9.23
Exercisable at December 31, 2006	12,978,333	$0.28	9.23

Option shares exercisable at December 31, 2006 had no aggregate intrinsic value.

As of December 31, 2006, there was approximately $1,386,856 of total unrecognized compensation expense related to non-exercisable options granted for 6,151,667 option shares at a weighted average grant date fair value of $0.23 per share, which is expected to be recognized over a weighted average period of 2.34 years. The Company has an available pool of options for issuance of 20,000,000 shares. As of December 31, 2006, there were 2,495,000 available for grant. During the year ended December 31, 2006, the Company issued options at exercise prices ranging from $0.15 to $0.40 per share. Options issued during the nine months ended December 31, 2005 had exercise prices ranging from $0.25 to $1.15 per share.

Common Stock Warrants

      Following is a summary of warrants outstanding as of December 31, 2006:

	Number of Warrants
Types of Warrants	Outstanding	Exercise Price
Warrants to Junior A Preferred Holders	270,507	$3.83
Warrants to Senior A Preferred Holders	1,220,233	$0.40
Warrants Issued to Investors in the September 2005 Private Placement	10,900,400	$0.23
Warrants Issued to Investors in the December 2005 Private Placement	3,984,375	$0.23
Warrants Issued to Investors in the March 2006 Private Placement	6,210,938	$0.23
Warrants Issued to Placement Agents	2,843,924	$0.40
Warrants Issued to Kingston	950,000	$0.35
Warrants Issued for services	500,000	$0.32
	26,880,377

The weighted average exercise price of all outstanding warrants is equal to $0.43 at December 31, 2006.

10.	RELATED PARTY TRANSACTIONS

Advances from Officer and Accrued Compensation - During the nine months ended December 31, 2005, the Company repaid $23,500 in accrued wages to certain officers and other employees.

Investments by Directors- In September 2005, Governing Dynamics Investments, LLC, an institutional purchaser owned and controlled by Alex Mashinsky, a Director of the Company, invested $700,000 for the purchase of 2,187,500 shares of Common Stock and warrants to purchase 1,093,750 of Common Stock in the September 2005 Placement referenced above. This investment was made simultaneously with Mr. Mashinsky’s election to the board of directors. Governing Dynamics Investments, LLC also participated in the March 2006 private placement described in Note 8 with an investment of $400,000 of units including 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock.

Exercise of Stock Options by Directors- During the nine months ended December 31, 2005, 1,020,000 options held by Mr. Mashinsky, a director of the Company, were modified to become fully vested as of December 28, 2005, and subsequently exercised in full, through the application of the cashless exercise provision in the stock option agreement and the application of $150,000 of consulting income due to Mr. Mashinsky during 2006. As a result, the Company recorded compensation expense of $490,585 for the period ended December 31, 2005.

11.	COMMITMENTS AND CONTINGENCIES

Agreement with M-Systems - On March 30, 2005, the Company entered into a three-year development agreement with M-Systems Flash Disk Pioneers Ltd., an Israeli company (“M-Systems”), since acquired by SanDisk Corporation. Pursuant to the agreement, the Company granted to M-Systems and its affiliates a worldwide, transferable license to use and distribute the Company’s Migo products, and to use related trademarks, as an integrated part of M-Systems’ USB drive product lines. The Company’s Migo products are offered to M-Systems customers with either (i) limited functionality or (ii) full functionality for a period of 45 days, after which the end-user may purchase a license directly from the Company to continue full functionality or otherwise retain limited functionality. If a M-Systems customer purchases a M-Systems product that has integrated a limited functioning Migo product, the Company will receive a fixed amount of cash per unit sold. If a M-Systems customer purchases a M-Systems product that has integrated a fully functioning Migo product from the Company, M-Systems will receive a fixed percentage of cash from the sale of each unit sold. The Company agreed to provide first level support for its Migo products to M-Systems and M-Systems’ customers and end-users.

Agreement with Kingston Technology Corporation - On September 5, 2006, we entered into a License Agreement with Kingston Technology Corporation ("Kingston"). Under the License Agreement, Kingston is to pay us $1,850,000 for global marketing and distribution rights to load currently available and future product releases of Migo's software on Kingston's flash memory products through December 2007. The license fee is payable $850,000 upon signing the agreement and the receipt of the next $1,000,000 is contingent upon Migo meeting certain mutually agreed upon R&D milestones by April 1, 2007. The agreement is renewable by Kingston for one additional year at a license fee to be agreed upon. The initial payment of $850,000 was received in September, 2006 and has been recorded as deferred revenue at September 30, 2006, and is being amortized monthly, on an evenly basis, beginning October 2006 through December 2007.

We acquired the business of StompSoft, Inc. in December 2006 to augment our revenue streams and to diversify our product lines. We continue to seek to develop other software applications to further expand our product lines. In order to attain profitability, we will need these efforts to be successful and to control our costs of operations. We cannot assure you that we will be able to attain profitability in the near future or at all.

Lease Agreement - In December 2004, the Company entered into a 48-month lease agreement with a third party for 10,270 square feet of office space located in Redwood City, California. The agreement commenced March 1, 2005 and requires monthly lease payments of $14,891, which escalate to $19,513 through February 28, 2009.

Future minimum lease payments under the Company’s operating leases in Redwood City, as of December 31, 2006, are as follows:

2007	$226,967
2008	$214,130
2009	$39,026
$488,120

Total rent expense for the year ended December 31, 2006 was $236,995 and for the nine months ended December 31, 2005, total rent expense was $132,510. The Company currently subleases space in Irvine, CA through April 30, 2007, for approximately $8,700 per month. The Company is searching for new space in the Irvine area, but has not committed to any new space as of March 20, 2007.

Litigation -On December 20, 2005, two former employees of the Company made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations from the Company in February 2005. The claimants were employed by the Company as part of the 2004 acquisition of First Person Software, Inc. In October 2006, the arbitrator ruled in favor of the plaintiffs, and the Company has accrued a $424,000 liability as a result of this matter for the year ended December 31, 2006.

In the normal course of business, the Company is subject to various claims and litigation matters none of which in management’s opinion will have a material effect on financial results.

The Company is not aware of any additional litigation as of March 15, 2007.

Employment/Consulting Contracts

The Company entered into an Agreement with Kent Heyman under which Mr. Heyman originally became Executive Chairman of the Company’s Board of Directors as of September 26, 2005. As of January 9, 2006, Mr. Heyman became the Chief Executive Officer of the Company. The initial term of the Agreement is from September 1, 2005 until August 31, 2006, subject to renewal thereafter. Mr. Heyman has been granted options to purchase 2,700,000 shares of the Company’s common stock vesting over an 18-month period, and receives an annual salary of $225,000 per year. In connection with the Agreement, the Company issued to Mr. Heyman 300,000 shares of restricted common stock, which vested on January 1, 2007.

The Company has entered into an Employment Agreement with Jay Elliot as of September 26, 2005, under which Mr. Elliot was designated to serve as President and Chief Executive Officer of the Company. In January 2006, the parties agreed to modify Mr. Elliot’s position with the Company, and he became Chief Strategy Officer and Co-chairman of the Board. Under the provisions of Mr. Elliot’s employment agreement, Mr. Elliot is entitled to a base salary of $200,000 per year with an annual bonus of up to $150,000 per year. In addition, Mr. Elliot has been granted options to purchase 2,700,000 shares of common stock with vesting over three years. In connection with the Employment Agreement, the Company issued to Mr. Elliot 300,000 shares of restricted common stock which vested on January 1, 2007. Mr. Elliot is also entitled to participate in the Company’s benefit plans available to other executives. The Employment Agreement provides that employment is terminable upon 30 days notice from either party. Under his Employment Agreement, Mr. Elliot is entitled to severance compensation equal to one year’s base salary if his employment is terminated by the Company without cause, or by Mr. Elliot for good reason. Additionally, 100% of Mr. Elliot’s stock options will vest if his employment is terminated by the Company without cause or by Mr. Elliot for good reason.

The Company entered into an Agreement with Alex Mashinsky under which Mr. Mashinsky became Vice Chairman of the Board as of September 26, 2005. The initial term of the Agreement is for one year, subject to renewal thereafter. Under the Agreement, Mr. Mashinsky is to provide consulting services to the Company and receive compensation at the rate of $200,000 per year. Mr. Mashinsky was granted options to purchase 1,020,000 shares of common stock, originally vesting over an 18-month period. As of December 31, 2005, Mr. Mashinsky had exercised all his options on a cashless net exercise basis and in consideration for the consulting fees that would have been due to Mr. Mashinsky during 2006. In connection with the Agreement, the Company issued to Mr. Mashinsky 180,000 shares of restricted common stock, which vested on January 1, 2007.

The Company entered into an Agreement with Richard Liebman under which Mr. Liebman initially served as the interim Chief Financial Officer of the Company beginning September 26, 2005. As of January 1, 2006, Mr. Liebman became the Chief Financial Officer. Mr. Liebman is to receive base compensation at the rate of $180,000 per year. Mr. Liebman has been granted options to purchase a total of 750,000 shares vesting over a three year period. In connection with the Agreement, the Company issued to Mr. Liebman 100,000 shares of restricted common stock, which vested on January 1, 2007.

Guarantees

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements; described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable
ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.   Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the members of our Board of Directors, Executive Officers, and other persons who make a significant contribution to our business, as well as biographical information for those persons as of March 15, 2007, are set forth below:

NAME	AGE	POSITIONS AND OFFICES HELD	SINCE
Kent Heyman	51	Chief Executive Officer,	September 2005
		Co-Chairman of the Board of Directors

Jay Elliot	67	Chief Strategy Officer	May 2002
		Co-Chairman of the Board of Directors

Alex Mashinsky	41	Director,	September 2005
		Vice Chairman of the Board of Directors

Mel Lavitt	69	Director	May 2006

Malcolm Elvey	65	Director	May 2006

Timothy Wallace	49	Director	May 2006

Greg Osborn	42	Director	June 2005

Richard Liebman	51	Chief Financial Officer	September 2005

Robert Halligan	49	Sr. Vice President, Sales and Marketing	December 2006

Syed Aamer Azam	40	Sr. Vice President, Development	January 2005

Kent Heyman

Kent Heyman joined our board of directors as executive chairman in September 2005 and became Chief Executive Officer in January 2006. Mr. Heyman served on the board of directors of Knova Software, Inc. (a software company formerly ServiceWare Technologies, Inc.) from February 2002 until its acquisition in March 2007, and served as its president and chief executive officer from September 2001 until the consummation of the merger with Kanisa in February 2005. From June 1996 to December 2000, he served as senior vice president at Mpower Communications, a facilities-based communications provider. Prior to his tenure at Mpower, Mr. Heyman served as litigation department chairman and lead trial counsel for Dowling Magarian Aaron and Heyman, a law firm in Fresno, California. Mr. Heyman earned a doctor of law (J.D.) degree from the University of the Pacific’s McGeorge School of Law, and received a bachelor’s degree from California State University, Fresno. Mr. Heyman also serves on the Board of Directors of TechTerm Global, Inc., a public company (Nasdaq: TEAM)

Mr. Heyman was elected to the Board pursuant to the terms of the Common Stock and Warrant Purchase Agreements entered into in connection with the September 2005 Placement.

Jay Elliot

Jay Elliot was elected to serve as our Chief Strategy Officer in January 2006 and has served as the Chairman or Co-Chairman of the Board since May 2002. As a founder of the Company, Mr. Elliot served as our Chief Executive Officer from May 2002 until January 2006. From February to December 2001, Mr. Elliot was the Chief Executive Officer of New Health Systems, a network technology company connecting physicians and vendors to patients and affiliated hospitals.

Mr. Elliot has over 30 years operating experience with corporations including IBM, Intel and Apple Computers. From 1980 to 1986, Mr. Elliot served as the Executive Vice-President of Apple Computers and served as the Chief Operating Officer of the Macintosh division.

Alex Mashinsky

Alex Mashinsky has been the Managing Partner of VenturiFX, an early stage venture capital firm since December 2000 and for the last five years, has been the managing member of Governing Dynamics Investments, LLC, a venture capital firm. Mr. Mashinsky founded several companies including Qlimo in 2002, Qwireless in 2001, Clematises in 2000, and Arbinet in 1996, where he served as its CEO until January 2000 and is currently on the Board of Directors. Mr. Mashinsky was elected to the Board pursuant to the terms of the Common Stock and Warrant Purchase Agreements entered into in connection with the September 2005 Placement.

Mel S. Lavitt

Mel Lavitt joined our board of directors in May 2006. Mr. Lavitt has been a managing director at the investment banking firm of C.E. Unterberg, Towbin (or its predecessor) since August 1992 and is currently serving as vice chairman and managing director. From June 1987 until August 1992, Mr. Lavitt was president of Lavitt Management, a business consulting firm. From 1978 until June 1987, Mr. Lavitt served as an administrative managing director for the investment banking firm of L.F. Rothschild, Unterberg, Towbin, Inc. Mr. Lavitt is also a director of Jabil Circuit, Inc. and St. Bernard Software.

Malcolm Elvey
Malcolm Elvey serves as managing partner of Collaborative Capital, a venture capital fund focused on early-stage technology companies, established in 1999. Mr. Elvey is also director and serves as Chairman of the Audit Committee of The Children's Place Retail Stores, Inc. From 2004 to 2006, Mr. Elvey served as the chief executive officer of Qlimo, a New York ground transportation company. Mr. Elvey is a Chartered Accountant and M.B.A.

Timothy Wallace

Timothy Wallace joined our board of directors in May 2006. Mr. Wallace currently is the chairman and chief executive officer of Full Tilt Solutions, a business-to-business software company, which he joined in January 2000. Prior to Full Tilt, Mr. Wallace was the president and chief executive officer of Xerox Connect, a network integration technology company from May 1998 through December 1999. From 1996 until May 1998, Mr. Wallace was the president of XLConnect Solutions, which he founded. Xerox acquired XLConnect in May 1998. From 1991 to 1996, Mr. Wallace was the vice president of professional services of The Future Now. Mr. Wallace received a Bachelor of Science degree in business administration from Indiana University of Pennsylvania and a master’s degree in business administration from Miami University of Ohio. Mr. Wallace also serves on the Board of Directors, and is Chairman of the Audit Committee, of Medecison, a public company (Nasdaq: MEDE).

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

Richard Liebman

Richard Liebman joined us in September 2005. Before that, he served as President of Liebman Capital from March 2003. From January 2002 until March 2003, he served as Chief Financial Officer of ServiceWare Technologies, Inc., a publicly held software company. From October 1998 until January 2001, Mr. Liebman was chief financial officer of eCal Corporation, a provider of Internet-based calendar services. Mr. Liebman’s investment banking experience includes serving as a senior vice president of both Oppenheimer & Co. and Pennsylvania Merchant Group, as well as being a Principal with L.F. Rothschild, Unterberg Towbin. Mr. Liebman received his Bachelor of Arts degree in economics from Brown University and his Masters in Business Administration from Columbia Business School.

Robert Halligan

Robert Halligan joined us in December 2006. Prior to joining Migo, Mr. Halligan served as Vice President of Global Marketing for Sonic Solutions beginning in July 2003, a digital media software company, focused on product and channel strategies, specifically working to align Sonic’s distribution around a fully coordinated multi-channel strategy centered on upgrading the company’s substantial OEM installed base. Beginning in July 1998, he occupied the position of Senior Vice president of Worldwide Marketing for The Learning Company /Broderbund Software, where he was responsible for developing business strategies, marketing requirements and company-wide execution for all corporate, brand and channel marketing.  During the course of his career he has held management positions with companies such as Palladium Software, IMSI, and Symantec Corporation.  Mr. Halligan graduated with a BA from St Mary’s College of California.

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

None of our executive officers or directors is related to any other executive officer or to any of our directors.  Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified.

Audit Committee Financial Expert

Our Audit Committee financial expert is Timothy Wallace, as that term is defined in Item 401(e)(2) of Regulation S-B.

Audit Committee

Our Audit Committee is composed of Timothy Wallace, Chairman, Malcolm Elvey and Greg Osborn, in accordance with Section 3(2)(58)(A) of the Exchange Act.

Stockholder Recommendation of Board Nominees

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of ours. The Code of Ethics is posted on our website (www.migo.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to our Chief Financial Officer, Richard Liebman, 555 Twin Dolphin Drive, Suite 650, Redwood City, California 94065. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website.

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

The following beneficial ownership reports were filed late during 2006:  Each of Malcolm Elvey and Mel Lavitt filed his initial report on Form 3 less than one week late and a Form 4 to report the grant of options two days late; Each of Gregory Osborn and Timothy Wallace filed a Form 4 to report the grant of options two days late; Alex Mashinsky filed Form 4’s less than one month late on four occasions and filed a Form 5 as of the end of 2005 less than one month late; Richard Liebman filed a Form 4 to report the grant of restricted stock one day late; and each of Robert Halligan and Michael Hummell filed his initial report on Form 3 less than ten days late.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the data under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of Stockholders to be held June 20, 2007, which Proxy Statement is to be filed with the Commission.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the data under the heading “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of Stockholders to be held June 20, 2007, which Proxy Statement is to be filed with the Commission.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of Stockholders to be held June 20, 2007, which Proxy Statement is to be filed with the Commission.

ITEM 13. EXHIBITS

2.1 Agreement and Plan of Merger, dated as of May 28, 2004, by and among the Company, PowerHouse Acquisition, First Person, Christopher Neumann, David Brett Levine and Karl Jacob, acting solely as stockholder representative, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2004.

2.2 Asset Purchase Agreement dated as of December 27, 2006, by and between Migo Software, Inc. and StompSoft, Inc.,  hereby incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2007.

3.1 Amended and Restated Certificate Articles of Incorporation hereby incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

3.2 Company’s Bylaws, hereby incorporated by reference from the Company’s Annual Report on Form 10-KSB filed with the Commission on July 14, 2004.

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

4.3 Certificate of Designations, Preferences and Rights of Series A Senior Convertible Preferred Stock, hereby incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on September 13, 2004.

4.4 Certificate of Designations, Preferences and Rights of Series A Junior Convertible Preferred Stock, hereby incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on September 13, 2004.

4.5 Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2005.

4.6 Form of Investor Warrant dated as of September 26, 2005, hereby incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, filed with the Commission on December 14, 2005.

4.7 Form of Investor Warrant dated as of December 23, 2005, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2005.

4.8 Placement Agent Warrant dated September 26, 2005, hereby incorporated by reference from the Company’s Registration Statement on Form SB-2 (Commission File No. 333-131177) filed with the Commission on June 15, 2006.

4.9 Placement Agent Warrant dated December 23, 2005, hereby incorporated by reference from the Company’s Registration Statement on Form SB-2 (Commission File No. 333-131177) filed with the Commission on June 15, 2006.

4.10 Warrant issued to LBI Group, Inc., hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006. 4.11 Form of Investor Warrant dated as of March 17, 2006, hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

4.11 Registration Rights Agreement dated as of December 27, 2006, among Migo Software, Inc., StompSoft, Inc. and certain other individuals,  hereby incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2007.

10.1+ Development Agreement, dated March 30, 2005, between the Company and M-Systems Flash Disk Pioneers Ltd, hereby incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed with the SEC on July 28, 2005.

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

10.8 Employment Agreement dated May 10, 2006, between the Company and Kent Heyman, hereby incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2006.

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

10.11 Employment Agreement dated May 10, 2006, between the Company and Richard Liebman, hereby incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2006.

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

10.14 Common Stock and Warrant Purchase Agreement with LBI Group, Inc. dated as of March 10, 2006, hereby incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.15 Registration Rights Agreement with LBI Group, Inc. dated as of March 10, 2006, hereby incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.17 Common Stock and Warrant Purchase Agreement dated March 17, 2006, hereby incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

10.18 License Agreement dated September 5, 2006 between the Company and Kingston Technology Corporation, hereby incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on September 19, 2006.

10.19 Common Stock and Warrant Purchase Agreement dated September 5, 2006 between the Company and Kingston Technology Corporation, hereby incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on September 19, 2006.

10.20 Employment Agreement effective as of December 27, 2006, between Migo Software, Inc. and Michael Hummell, hereby incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2007.

10.21 Stock Pledge Agreement dated as of December 27, 2006, between Migo Software, Inc. and StompSoft, Inc., hereby incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2007.

21. List of subsidiaries, hereby incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on April 21, 2006.

24 Power of Attorney (included on signature page)

+ Portions of this document have been omitted pursuant to a grant of confidential treatment and the document has been filed separately with the Securities and Exchange Commission

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for services Hein & Associates LLP (“Hein”) provided during the nine months ended December 31, 2005 and for the twelve months ended December 31, 2006.

	Nine Months ended December 31, 2005	Twelve Months ended December 31, 2006(est.)
Audit fees(1)	$187,942	175,000
Audit related fees	$10,845	-
Tax fees	$-	-
All other fees	$-	-
Total	$198,787	$175,000

(1)
Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and advice on accounting matters that arose during the audit.

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

MIGO SOFTWARE, INC.

Date: March 27, 2007	By: /s/ Kent Heyman Kent Heyman Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2007	By: /s/ Richard Liebman Richard Liebman Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: March 27, 2007	/s/ Kent Heyman Kent Heyman Director

Date: March 27, 2007	/s/ Jay Elliot Jay Elliot Director

Date: March 27, 2007	/s/ Alex Mashinsky Alex Mashinsky Director

Date: March 27, 2007	/s/ Greg Osborn Greg Osborn Director

Date: March 27, 2007	/s/ Malcolm Elvey Malcolm Elvey Director

Date: March 27, 2007	/s/ Timothy Wallace Timothy Wallace Director

Date: March 27, 2007	/s/ Mel Lavitt Mel Lavitt Director