Form 10KSB/A
period 2006-12-31
MIGO SOFTWARE, INC.
filed 2007-04-30
CIK 1006762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

State issuer’s revenues for the most fiscal year (January 1, 2006- December 31, 2006) $345,228. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a March 12, 2007: approximately $16,000,000. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 93,719,677 as of March 12, 2007.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

Migo Software, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, to include Items 10, 11 and 12 of Part III previously omitted in accordance with General Instruction E.3 from the Annual Report on Form 10-KSB filed by the Company on March 28, 2007 (the “Original Filing”). The Company’s proxy statement will not be filed with the Commission by April 30, 2007, so as to allow for the incorporation by reference from the proxy statement of the previously omitted information. As a result of the delay in filing the proxy statement, the Company is required by General Instruction E.3 to file Items previously omitted from Part III of the Original Filing in this Amendment No. 1. In addition, the reference on the cover of the Annual Report on Form 10-KSB to the incorporation by reference of the Company’s Definitive Proxy Statement into Part III of the Annual Report has been amended to delete that reference.

Other than as described above, no changes have been made to any Items previously filed in the Form 10-KSB, and this Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

Pursuant to the rules of the Securities and Exchange Commission, the Company has included currently-dated certifications from its principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

Item		Page
	PART III
10	Executive Compensation	3
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
12	Certain Relationships and Related Transactions	9
13	Exhibits	9
	Signatures	10

Item 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers and Other Information

The following table shows the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2006 and 2005 to our chief executive officer and each of our two other most highly compensated executive officers, in all capacities in which they served.

Summary Compensation Table(1)

Name and Principal Position	Year	Salary		Bonus		Stock Awards ($) (2)	Option Awards ($)(3)		All Other Compensation		Total
Kent Heyman President and Chief Executive Officer (2006)	2006 2005	$ $	225,000 50,000	$ $	50,000 0	-- --	$ $	1,954,516 48,334	$ $	0 0	$ $	2,229,516 98,334
Jay Elliot, Chief Strategy Officer (2006) Chief Executive Officer (2005)	2006 2005	$ $	200,000 221,023	$ $	35,000 0	-- --	$ $	1,285,576 108,217	$ $	0 0	$ $	1,520,576 329,240
Richard Liebman Chief Financial Officer	2006 2005		$180,000 $43,330	$ $	30,000 0	-- --	$ $	522,670 30,209	$ $	0 0	$ $	732,670 73,539

(1)
The above tables do not include columns for non-equity incentive plan compensation or change in pension value and nonqualified deferred compensation earnings as none of the named executive officers received any such compensation in the years disclosed.

(2)	Each of the named executive officers holds shares of restricted stock which vested in January 2007.
(3)
The value of the stock options disclosed has been determined as set forth in Note 9 to our consolidated financial statements. The amount disclosed for each year is the portion of the grant date value of the options becoming vested in each year.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2006.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options at Fiscal Year End
Name	Exercisable	Unexercisable	Option Exercise Price		Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested(1)
Kent Heyman	1,200,000 1,500,000 2,500,000	0 0 0	$ $ $	0.32 0.32 0.20	Sept 2015 Sept 2015 Sept 2016	300,000	$51,000
Richard Liebman	750,000 1,000,000	0 0	$ $	0.32 0.20	Sept 2015 Sept 2016	100,000	$17,000
Jay Elliot	2,700,000 500,000	0 0	$ $	0.32 0.20	Sept 2015 Sept 2016	300,000	$51,000

(1)	Value in this column is calculated by multiplying our December 31, 2006 stock price ($0.17) by the number of shares indicated.

Director Compensation

The following table summarizes compensation paid to our non-employee directors during the fiscal year ended December 31, 2006. The footnotes and narrative discussion following the table describe details of each form of compensation paid to our directors and other material factors relating to this compensation.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total
Malcolm Elvey	$-	$207,113	$-	$207,113

Mel Lavitt	$-	$207,113	$-	$207,113

Alex Mashinsky	$-	$16,730	$-	$16,730

Greg Osborn	$-	$175,762	$-	$175,762

Timothy Wallace	$-	$207,113	$-	$207,113

(1)
Represents the accounting expense recognized for financial statement reporting purposes during 2006 for the fair value of options to purchase shares of our common stock granted under our 2002 Stock Incentive Plan in 2006 as well as in prior years, as calculated in accordance with SFAS Statement No. 123(R), Share Based Payment, or SFAS 123(R). Please refer to Note 9 to our consolidated financial statements for the year ended December 31, 2006, for further discussion related to the assumptions used in our valuation.

(2)
Options and stock awards outstanding at December 31, 2006 are as follows: Elvey - 600,000 options outstanding; Lavitt - 600,000 options outstanding; Mashinsky - 100,000 options outstanding; Osborn - 400,000 options outstanding; and Wallace - 600,000 options outstanding.

We do not pay cash fees to our directors, but we do reimburse them for costs incurred to attend our meetings.

EMPLOYMENT CONTRACTS

On May 10, 2006, we entered into an Employment Agreement with Kent Heyman effective as of January 9, 2006, under which Mr. Heyman will serve as our chief executive officer and co-chairman of the board. Under the Employment Agreement, Mr. Heyman is entitled to a base salary of $225,000 per year with an annual bonus of up to $150,000 per year in the discretion of our board of directors based on our performance and a minimum bonus of $50,000 for the 2006 year. Mr. Heyman is also entitled to participate in our benefit plans available to other executives. The Employment Agreement provides that employment is terminable upon notice from either party. Under his Employment Agreement, Mr. Heyman is entitled to severance compensation equal to one year's base salary if his employment is terminated by us without cause or by Mr. Heyman for good reason. In connection with the Employment Agreement, we issued to Mr. Heyman 300,000 shares of restricted common stock which vested on January 1, 2007. Additionally, 100% of Mr. Heyman's stock options and restricted stock will vest if his employment is terminated by us without cause, by Mr. Heyman for good reason or upon a change in control and he will have 60 months following termination to exercise his stock options. Under the agreement, Mr. Heyman has agreed to noncompete and nonsolicitation provisions that will apply during the term of his employment and for a one year period after termination of employment.

We entered into an Employment Agreement with Jay Elliot as of September 26, 2005, under which Mr. Elliot served as president and chief executive officer. As of January 9, 2006, Mr. Elliot became our chief strategy officer. Under the provisions of Mr. Elliot's employment agreement, Mr. Elliot is entitled to a base salary of $200,000 per year with an annual bonus of up to $150,000 per year. In addition, Mr. Elliot has been granted options to purchase 2,700,000 shares of common stock with vesting over three years. In connection with the Employment Agreement, we issued to Mr. Elliot 300,000 shares of restricted common stock which vested on January 1, 2007. Mr. Elliot is also entitled to participate in our benefit plans available to other executives. The Employment Agreement provides that employment is terminable upon 30 days notice from either party. Under his Employment Agreement, Mr. Elliot is entitled to severance compensation equal to one year's base salary if his employment is terminated by us without cause or by Mr. Elliot for good reason. Additionally, 100% of Mr. Elliot's stock options will vest if his employment is terminated by us without cause or by Mr. Elliot for good reason.

We entered into a one-year agreement with Alex Mashinsky under which Mr. Mashinsky became Vice Chairman of the Board as of September 26, 2005. Under the Agreement, Mr. Mashinsky provided consulting services to us and received compensation of $200,000 for the year. Mr. Mashinsky was also granted options to purchase 1,020,000 shares of common stock, all of which were exercised as of December 31, 2005, which resulted in his receipt of 768,000 shares, due, in part, to the cashless exercise provision in the agreement. In connection with the Agreement, we issued to Mr. Mashinsky 180,000 shares of restricted common stock, which vested on January 1, 2007.

On May 10, 2006, we entered into an Employment Agreement with Richard Liebman effective as of January 9, 2006, under which Mr. Liebman will serve as our chief financial officer. Under the Employment Agreement, Mr. Liebman is entitled to a base salary of $180,000 per year with an annual bonus of up to $70,000 per year in the discretion of our board of directors based on our performance and a minimum bonus of $21,000 for the 2006 year. Mr. Liebman is also entitled to participate in our benefit plans available to other executives. In connection with the Employment Agreement, we issued to Mr. Liebman 100,000 shares of restricted common stock which vested on January 1, 2007. The Employment Agreement provides that employment is terminable upon notice from either party. Under his Employment Agreement, Mr. Liebman is entitled to severance compensation equal to six months base salary if his employment is terminated by us without cause or by Mr. Liebman for good reason. Additionally, 100% of Mr. Liebman's stock options and restricted stock will vest upon a change in control and he will have 24 months following the change of control to exercise his stock options. Under the agreement, Mr. Liebman has agreed to noncompete and nonsolicitation provisions that will apply during the term of his employment and for a one year period after termination of employment.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table shows information known to us with respect to beneficial ownership of common stock as of April 30, 2007, by (A) each director, (B) each of the executive officers named in the Summary Compensation Table above, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

Name Of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Ownership (2)
Lifeboat Holdings, Inc. (3) 2811 McGaw, Suite A, Irvine, CA 92714	20,000,000	21.3%
Alex Mashinsky, director (4) 322 8th Avenue, New York, NY 10001	9,791,242	10.1%
Lehman Brothers Holdings, Inc. (5) 745 Seventh Ave., New York, NY 10019	7,662,461	8.0%
Software Capital Partners LP (6) 30E 65th St., New York, NY 10021	7,089,394	7.4%
Kent Heyman, chief executive officer and co-chairman of the board (7) 555 Twin Dolphin Dr., Suite 650, Redwood City, CA 94065	5,750,000	5.8%
Software Seed Capital Partners IV, L.P. (8) 535 Madison Ave., New York, NY 10022	5,119,401	5.4%
AIGH Investment Partners, LLC (9) 6006 Berkeley Avenue, Baltimore, MD 21209	5,067,490	5.3%
Jay Elliot, chief strategy officer and co-chairman of the board (10)	4,250,000	4.4%
Richard Liebman, chief financial officer (11)	2,350,000	2.5%
Greg Osborn, director (12)	1,707,714	1.8%
Mel Lavitt, director (13)	1,600,000	1.7%
Malcolm Elvey, director (14)	1,010,835	1.1%
Timothy Wallace, director (15)	600,000	Less than 1%
All officers and directors as a group (16)	27,318,125	24.8%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of equity securities shown as beneficially owned by them.

(2) Applicable percentage of ownership for each holder is based on 93,733,613 shares of common stock outstanding on April 30, 2007, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder which will become exercisable within 60 days after the date of this proxy statement.

(3) Information is based on a Schedule 13D filed with the Securities and Exchange Commission on January 10, 2007.

(4) Mr. Mashinsky's beneficial ownership includes 8,559,191 shares (including warrants to purchase 2,677,353 shares) owned by Governing Dynamics Investments, LLC, of which Mr. Mashinsky is the sole member and manager. Also includes options to purchase100,000 shares of common stock held by Mr. Mashinsky which are presently exercisable. This information includes disclosures made in a Schedule 13D filed with the Securities and Exchange Commission on April 17, 2006, and certain other information provided by Alex Mashinsky and Governing Dynamics Investments, LLC.

(5) Information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2007, by Lehman Brothers Holdings, Inc., Lehman Brothers, Inc. and LB I Group, Inc. LB I Group, Inc. holds 5,977,412 shares of common stock and warrants to purchase an additional 1,685,049 shares. LB I Group, Inc. is a wholly owned subsidiary of Lehman Brothers, Inc., which is a wholly owned subsidiary of Lehman Brothers Holdings, Inc.

(6) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on April 3, 2006, by Software Capital Partners, L.P., Netconsult Holdings, LLC and Susi Belli, who share voting and dispositive power over the shares reported. Software Capital Partners, L.P. holds 4,940,957 shares of common stock and warrants to purchase an additional 2,148,437 shares. Netconsult Holdings, LLC is the sole general partner of Software Capital Partners, L.P. Susi Belli is the sole member and manager of Netconsult Holdings, LLC. The share ownership figure indicated above includes 644,082 shares received as a penalty due to the delayed effectiveness of a registration statement covering these shares.

(7) Mr. Heyman's beneficial ownership includes options to purchase 5,200,000 shares which are presently exercisable.

(8) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on March 17, 2006, by Software Seed Capital Partners IV, L.P., Technology Seed Capital Partners, LLC and David De Leeuw, who share voting and dispositive power over the shares reported. Software Seed Capital Partners IV, L.P. holds 3,327,351 shares of common stock and warrants to purchase an additional 1,792,050 shares. Technology Seed Capital Partners, LLC is the sole general partner of Software Seed Capital Partners IV, L.P. David De Leeuw is the controlling member and manager of Technology Seed Capital Partners, LLC. The share ownership figure indicated above includes 401,494 shares received as a penalty due to the delayed effectiveness of a registration statement covering these shares.

(9) Information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007, by AIGH Investment Partners, LLC. Includes warrants to purchase 1,562,500 shares.

(10) Mr. Elliot’s beneficial ownership includes options to purchase 3,250,000 shares of common stock which are presently exercisable.

(11) Mr. Liebman’s beneficial ownership includes options to purchase 1,750,000 shares of common stock which are presently exercisable.

(12) Mr. Osborn’s beneficial ownership includes warrants or options to purchase 1,168,559 shares of common stock held by Mr. Osborn or InDigo Ventures of which Mr. Osborn is a managing partner. The warrants and options included are presently exercisable.

(13) Mr. Lavitt’s beneficial ownership includes options to purchase 600,000 shares of common stock which are presently exercisable. Also includes 500,000 shares owned by Mr. Lavitt’s wife.

(14) Mr. Elvey’s beneficial ownership includes options and warrants to purchase 761,922 shares of common stock which are presently exercisable.

(15) Mr. Wallace’s beneficial ownership includes options to purchase 600,000 shares of common stock which are presently exercisable.

(16) Includes options to purchase 258,334 shares of common stock held by executive officers not named in the above table, which are either presently exercisable or exercisable within 60 days after the date of this proxy statement.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Mashinsky, in his title as investment advisor, signed a Purchase Agreement in March 2006 as the individual representing Governing Dynamics Investments, LLC, an institutional purchaser, for an investment of $400,000 of units including 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock.

Mel Lavitt is the vice chairman of C.E. Unterberg, Towbin, LLC ("CEUT"). CEUT served as our placement agent in connection with the private placement we completed in March 2006. In consideration for its services, CEUT received cash fees of $397,500. This transaction was completed before Mr. Lavitt was elected to our board of directors.

Item 13	EXHIBITS

(b) The exhibits filed as part of this report are listed below, and this list is intended to comprise the exhibit index.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGO SOFTWARE, INC.

Date: April 27, 2007	By:	/s/ Kent Heyman
Kent Heyman Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2007	By:	/s/ Richard Liebman
Richard Liebman Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 27, 2007	/s/ Kent Heyman
Kent Heyman
Director

Date: April 27, 2007	/s/ Jay Elliot*
Jay Elliot
Director

Date: April 27, 2007	/s/ Alex Mashinsky*
Alex Mashinsky
Director

Date: April 27, 2007	/s/ Greg Osborn*
Greg Osborn
Director

Date: April 27, 2007	/s/ Malcolm Elvey*
Malcolm Elvey
Director

Date: April 27, 2007	/s/ Timothy Wallace*
Timothy Wallace
Director

Date: April 27, 2007	/s/ Mel Lavitt*
Mel Lavitt
Director

*By:	/s/ Kent Heyman
Under Power of Attorney