Form 10QSB
period 2007-03-31
MIGO SOFTWARE, INC.
filed 2007-05-14
CIK 1006762

QUARTERLY REPORT

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, there were 93,734,342 shares of the issuer's common stock, $0.0001 par value per share ("Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIGO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$1,029,197
Short-term investments	1,387,518
Accounts receivable, net of allowance for doubtful accounts of $10,000	283,234
Inventory	122,942
Other current assets	14,959
Total current assets	2,837,850
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $17,429	33,934
OTHER ASSETS:
Goodwill	1,396,864
Intangible assets, net of accumulated amortization of $1,671,182	4,001,155
Other assets	105,833
TOTAL ASSETS	$8,375,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$495,520
Accrued compensation	169,161
Deferred revenue	1,510,000
Capitalized lease obligations	5,269
Accrued liabilities	221,674
Total current liabilities	2,401,624
Commitments and contingencies

Stockholders' Equity:
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized, 769,575 shares issued and outstanding; preference upon liquidation of $2,600,000	78
Common stock, $.0001 par value; 100,000,000 shares authorized; 93,734,342 shares issued and outstanding	9,372
Additional paid in capital in excess of par value	52,989,048
Treasury Stock	(386,400)
Accumulated Deficit	(46,638,086)
Total stockholders' equity	5,974,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,375,636

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
Revenues	$712,512	$41,229
Cost of Sales	355,619	156,044
Gross Profit (Loss)	356,893	(114,815)

Operating Expenses
Research and development	748,256	360,053
Sales and marketing	595,348	262,390
General and administrative	997,798	1,224,201
Total operating expenses	2,341,402	1,846,644

Non-operating Income (Expense)
Interest , net	33,488	63,912
Decrease in warrant liability	-	166,538
Other expense	-	(283,305)
Total non-operating income (expense)	33,488	(52,855)

Loss Before Income Taxes	(1,951,021)	(2,014,314)
Provision for Income Taxes	-	-

Net Loss	$(1,951,021)	$(2,014,314)

Basic and Diluted net loss attributable to common stockholders per share	$(0.02)	$(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	93,727,800	56,214,838

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,951,021)	$(2,014,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-downs	2,572	11,122
Depreciation and amortization	251,300	140,805
Amortization of deferred compensation	-	132,230
Re-measurement of warrants to fair value	-	(166,538)
Stock based compensation	147,112	494,134
Changes in operating assets and liabilities:
Accounts receivable	(264,562)	(525)
Inventory	(58,563)	313
Other current assets	21,284	71,461
Other assets	29,167	(9,000)
Accounts payable	172,899	13,873
Accrued compensation	(19,786)	20,294
Accrued liabilities	(202,326)	(456,018)
Deferred revenue	830,000	-
Net cash used in operating activities	(1,041,924)	(1,762,163)
Cash Flows from Investing Activities:
Purchases of available-for-sale investments	-	(3,942,164)
Proceeds from sale of available-for-sale investments	1,767,276	-
Purchase of equipment	-	(1,073)
Net cash provided by (used in) investing activities	1,767,276	(3,943,237)
Cash Flows from Financing Activities:
Payment of equity financing costs	-	(413,483)
Proceeds from sale of common stock	-	3,975,000
Repayment of capitalized lease obligations	(790)	-
Net cash (used in) provided by financing activities	(790)	3,561,517

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	724,562	(2,143,883)

CASH AND CASH EQUIVALENTS, Beginning of period	304,635	2,510,704

CASH AND CASH EQUIVALENTS, End of period	$1,029,197	$366,821

Non-cash investing and financing activity:
Restricted Stock Issued	$-	$65,000
Common Stock Purchase Warrant Issued to Placement Agent	$-	$246,971
Supplemental Disclosure of cash paid for :
Interest	$-	-
Income Taxes	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

Migo Software, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Quarter Ended March 31, 2007

1. Interim Financial Data and Basis of Presentation

The accompanying unaudited financial statements have been prepared by Migo Software, Inc. ("the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

These results for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which the Company operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Quarterly Report on Form 10-QSB and in the Company's other SEC filings. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and the timing or magnitude of those events, are inherently uncertain. The risk factors and other considerations noted in the Company's SEC filings could cause the Company's actual results to differ significantly from those contained in any forward-looking statements.

 2. SUMMARY OF S IGNIFICANT A CCOUNTING P OLICIES

Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (''US GAAP"), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has limited sources of revenue, and has incurred significant losses from operations. These matters raise doubt about the Company's ability to continue as a going concern. From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate sufficient revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Management estimates that the current funds available and on-hand along with expected revenues for 2007 will be adequate to fund operations throughout 2007.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PowerHouse Acquisition LLC and PowerHouse Studios, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventory   - Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. At March 31, 2007, inventory consisted primarily of packaging material and assembled boxes of retail software. The Company regularly evaluates its ability to realize the value of its software and hardware inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

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

Other Intangible Assets - Other intangible assets include software technology assets (acquired as part of the First Person Software acquisition in 2004) and intangible assets acquired from StompSoft. Intangible assets are stated at cost. Amortization of software technology assets is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of five years. Intangible assets acquired from StompSoft have a weighted average useful life of approximately 6.5 years. Amortization of such StompSoft intangible assets is computed using the straight-line method over the following estimated useful lives:

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

Revenue Recognition - The Company recognizes revenue in accordance with Statement of Accounting Position ("SOP") 97-2, Software Revenue Recognition , as amended, and Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition .

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

We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and SAB No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four of the following criteria are met:

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

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported. For example, for multiple element arrangements, the Company must make assumptions and judgments in order to: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence of fair value ("VSOE") exists for each undelivered element; and (4) allocate the total price among the various elements the Company must deliver. Changes to any of these assumptions or judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue reported in a particular period.

Product Revenue: Product revenue, including sales to retailers, resellers and distributors ("channel partners"), is recognized when the above criteria are met.

Shipping and Handling : In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company recognizes amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by the Company are included in cost of goods sold.

OEM Software Licenses: The Company licenses software rights to manufacturers of products in related industries (for example, flash drives or other computer accessories) to include certain of its products with the manufacturer's product. The Company calls these combined products "OEM bundles". These OEM bundles generally require either the customer to pay an upfront nonrefundable fee, as in the case of Kingston Technology Company, or the Company receives a fee once the consumer uses the product and elects to purchase it over the internet, such as the Company's agreement with Sandisk.

Bad Debt Reserves - The Company analyzes customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2007, management believed that all accounts receivable were collectible.

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

Software Development Costs - Research and development costs, which consist primarily of software development costs, are expensed as incurred, and totaled $748,256 and $360,053 for the three months ending March 31, 2007 and 2006, respectively. SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed , provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

Basic and Diluted Loss Per Share - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings Per Share , the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per share of Common Stock. Potential shares of common stock to be issued upon the exercise of all stock options and warrants amounted to 45,693,350 shares as of March 31, 2007.

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for each of the three months ended March 31, 2007 and 2006 equals net loss.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees , and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS 123R effective January 1, 2005 in accordance with the standard's early adoption provisions. Prior to January 1, 2005, the Company's Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the three months ended March 31, 2007 and 2006, the Company recorded $147,112 and $494,134, respectively, of compensation expense related to the granting of stock options to employees.

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company's financial instruments, including certain assets, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their maturities.

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

Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company maintains its cash balances with high credit quality financial institutions. At times, cash deposits may be in excess of Federal Deposit Insurance Corporation's limits. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk with respect to its cash balances.

Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at March 31, 2007 and 2006, approximate their fair value.

Short-term Investments - The Company's short-term investments consist primarily of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments.

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

Recently Issued Accounting Pronouncements In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.

The Company adopted the provisions of FIN 48 as of January 1, 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate will not be affected by the adoption of FIN 48. Unrecognized tax benefits are not expected to increase or decrease within the next 12 months as a result of the anticipated lapse of any applicable statute of limitations. Interest and penalties related to unrecognized income tax benefits will be accrued as interest expense and operating expense, respectively. The Company has not accrued interest or penalties as of the date of adoption because they are not applicable.

Due to the Company's history of losses, the effective tax rate for each of the three months ended March 31, 2007 and 2006 was 0.0%. The provision for income taxes for all periods presented is primarily attributable to the cumulative tax net operating losses that the company has generated in the current and prior years for which a valuation allowance has been established under the rules of FAS 109.

The Company may be audited by applicable federal and state taxing authorities in the following income tax jurisdictions in which the Company previously filed or expects to file income tax returns for the years indicated:

Jurisdiction	Tax Years

Federal	2003 - 2006
California	2002 - 2006

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including federal and California, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

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

3. Debt

The Company had no Debt outstanding as of March 31, 2007.

4. Accrued liabilities

At March 31, 2007, accrued liabilities consist principally of settlements payable.

5. Intangible assets
Other intangible assets, which resulted from the December, 2006 StompSoft acquisition and the First Person acquisition completed in June 2004, consist of the following as of March 31, 2007:

	Cost	Accumulated Amortization	Net

Software technology assets	$2,822,337	$1,561,182	$1,261,155
Existing Product/Unpatented Technology	900,000	56,250	843,750
Trademarks/Trade Names	700,000	17,500	682,500
Customer relationships	1,200,000	30,000	1,170,000
Non-Compete Agreement	50,000	6,250	43,750
	$5,672,337	$1,671,182	$4,001,155

Amortization expense related to other intangible assets amounted to $249,266 and $139,266 for the three months ended March 31, 2007 and 2006, respectively.

6. Related Party Transactions

None

7. Equity transactions

On March 17, 2006, the Company completed a follow-on private placement to its September 2005 Placement and the December 2005 Placement with certain investors to purchase a total of 12,421,875 shares of the Company's Common Stock and warrants to purchase 6,210,938 shares of Common Stock. The securities were sold at $.32 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one-half of one share of Common Stock, exercisable at $.40 (the warrant exercise price has subsequently been adjusted to $.23 per share). The aggregate offering price was $3,975,000. The investor warrants issued in connection with the March, 2006 Placement expire on September 26, 2008, unless theretofore exercised, contain a call provision in favor of the Company at a price of $.01 per share if the stock price should exceed $2.00 per share and permit cashless exercise at any time. The private placement was effected through Common Stock and Warrant Purchase Agreements by and among the Company and the private placement investors.

The holders of the Common Shares acquired via the March 2006 private placements have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the Common Stock and the Common Stock issuable upon exercise of warrants. In the event the Company was unable to cause the registration to be effective within 90 to 120 days from the date of issuance for the Common Shares acquired via the March 2006 private placements, the Company would be penalized. The penalty accrued at a rate of 3% per month of the original amount invested, up to a maximum of 30%, at which point the holders of the Common Shares acquired via the March 2006 private placement have the right to put the stock and warrant back to the Company for full redemption. Pursuant to the terms of the Registration Rights Agreement, during the first 90 days in which the penalty is earned, the penalty was payable either in cash or in shares of common stock, at the Company's election. After that 90-day period expires, the penalty must be paid in cash. However, in April 2006, the holders of the Common Shares acquired via the March 2006 private placement waived their right to ever put the stock and warrant back to the Company for full redemption, and also gave the Company the right to pay any penalty, in either cash or common stock, at the Company's option. The required registration statement was declared effective in November 2006, and the Company issued 1,861,984 additional shares of Common Stock in satisfaction of the penalty accruing as a result of the delay in causing the registration statement to be declared effective.

8. Commitments and Contingencies

Litigation

On December 20, 2005, two former employees made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. The claimants were employed by the Company as part of the 2004 acquisition of First Person Software, Inc.  In October 2006, the arbitrator ruled in favor of the plaintiffs. The Company accrued a $424,000 liability as a result of this matter for the year ended December 31, 2006, and has as of April 29, 2007, fully satisfied this liability.

The Company is not aware of any additional pending litigation as of April 30, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Migo Software, Inc is a leading provider of mobile data and communications software. We are in the business of developing, acquiring and marketing software designed to improve the way information is personalized, secured, carried and accessed.

Our software is focused on the relationship between people, computers and information. Our flagship product, Migo ®, allows users to synchronize their personalized computing environments - including email, digital media, and other data and application settings - to any portable storage device (flash/hard disk drives, smart phones, and MP3 players). Users can then simply connect their Migo-synchronized devices it to any "guest" computer and be able to access their own data and work with it as if they were using their own PCs. Migo leaves no trace of the user's activities behind when working on the "guest" computer, ensuring that their data is safe and secure. When users return to their "home" computer, Migo automatically synchronizes the latest updates and changes back to the "home" computer. Migo unties people from their computers, allowing them to carry their digital lives with them wherever they go.

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

Our Current Software Product Line

Migo Software products solve a number of common, significant problems for computer users, and offer a variety of management tools that give users control over the way their data is stored, accessed and managed. Current products include:

•
Migo®  - Provides a very easy means for users to take their unique, personal data with them, without the need to bring along their laptop or link back to their office machine. Migo® allows users to easily load their entire personalized desktop environment, Microsoft® Outlook®, or Outlook Express® e-mail, Internet Explorer or Mozilla favorites, wallpaper, presentations, photos, MP3 audio files and/or various other files, and then access their personal data on any other Windows-based, "guest" computer. Migo® is designed so that once it has been disconnected from a "guest" computer, no trace of the user's computer environment or its data will be left behind on the "guest" computer.

•
XP to Vista Easy-Sync Suite  - Provides a safety net and applications support for users transitioning their data and computing environment to a new or upgraded computer running Microsoft's Windows Vista Operating System.

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

•	Digital File Shedder - Easily and securely wipes away confidential files, system history, deleted emails and the like to maintain a user's digital privacy.

•	DriveWasher - Wipes an entire hard drive clean of sensitive data to help prevent identity theft and protect privacy.

•	Easy PC Transfer - Simply and safely transfers contents of one PC to another.

Market Channels

To market our software, we currently have three major distribution channels; OEM partnerships, major retailers, and the sale of our software via various websites. We have also entered into distribution and reseller agreements to sell our products in Japan and are seeking other resellers outside the United States. Below is a partial list of our customers in each marketing channel:

OEM Agreements	Major Retailers	E Commerce\Web Sites
Kingston Technologies	Fry's Electronics	www.migosoftware.com
SanDisk Corporation	CompUSA	www.stompsoft.com
Memorex	Sam's Club	www.download.com
Edge Tech	Office Depot	www.U3.com
	Micro Center	www.migosoftware.jp
	Target	www.hp.com
Circuit City

Future R&D Efforts

Migo Software products are designed to make the computing experience easy, safe, and more adaptable to a user's needs. Our ongoing research and development continue to focus on increasing the scope of our product set, and the range of applications to which they can be applied. Our research and development expenses totaled $748,256 for the three months ended March 31, 2007 compared with $360,053 for the three months ended March 31, 2006, as we continued to invest heavily to create new versions of our software technology.

Agreement with Kingston Technology

On September 5, 2006, we entered into a License Agreement and a Common Stock and Warrant Purchase Agreement with Kingston Technology Corporation ("Kingston"). Under the License Agreement, Kingston agreed to pay us $1,850,000 for global marketing and distribution rights to load currently available and future product releases of Migo's software on Kingston's flash memory products through December 2007. The license fee was payable $850,000 upon signing the agreement and the remaining $1,000,000 was received in March 2007. The agreement is renewable by Kingston for one additional year at a license fee to be agreed upon. The initial payment of $850,000 was received in September, 2006 and was recorded as deferred revenue at September 30, 2006, and is being amortized quarterly through December 31, 2007, and the second payment of $1,000,000 will be amortized quarterly from April 1, 2007 through December 31, 2007.

Under the Common Stock and Warrant Purchase Agreement, Kingston paid $150,000 for the purchase of 468,750 shares of our common stock and warrants to purchase up to 950,000 shares of our common stock. The warrants are exercisable at $0.23 per share, expire in September 2011, unless theretofore exercised and permit cashless exercise.

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

Financial Results, Liquidity and Management's Plan (Unaudited)

Three months ended March 31, 2007 and 2006

We reported revenues of $712,512 for the three months ended March 31, 2007 and revenues of $41,229 for the corresponding period ended March 31, 2006. The growth in revenues reflected several factors, including licensing revenues from Kingston Technology Group, sales of our recently acquired software titles via major retailers and sales via our on-line webstore. During the quarter ended March 31, 2006, we sold our software packaged through M-Systems, via online downloads, distributors and bundled with memory products.

Our costs associated with the sale of products for the three month period ended March 31, 2007 were $355,619 and consisted of expenses related to fees for customer downloads of our software, as well as packaging and shipping costs, and amortization of software technology of $139,267. For the period ended March 31, 2006, we incurred costs associated with the sale of our products of $156,044, of which $139,267 was for amortization of software technology.

Research and development expenses totaled $748,256 for the three months ended March 31, 2007, up from $360,053 in the corresponding period in 2006, due primarily to our decision to increase expenditures to develop new products and features. Sales and Marketing expenses increased to $595,348 for the three months ended March 31, 2007 from $262,390 in the period ended March 31, 2006 due to the growth of our expanded sales force. These increases were partially offset by decreased General and administrative costs which decreased to $997,798 for the period ended March 31, 2007 from $1,224,201 due to a variety of cost containment measures as well as lower stock based compensation expense related to stock options.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $436,223. For the three months ended March 31, 2007, net cash used in operating activities was $1,041,924, consisting of a net loss of $1,951,021, offset by non-cash charges of  $402,097.

Recent and Expected Losses

From inception, we have never been profitable and have sustained substantial net losses from operations. There can be no assurance that we will ever generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the three months ended March 31, 2007 and 2006, we incurred net pre-tax losses of $1,951,021 and $2,014,314, respectively.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the "Exchange Act").  Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 20, 2005, two former employees of ours made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. The claimants were employed by us as part of the 2004 acquisition of First Person Software, Inc.  In October 2006, the arbitrator ruled in favor of the plaintiffs. We accrued a $424,000 liability as a result of this matter for the year ended December 31, 2006, and as of April 29, 2007, have fully satisifed this liability.

We are not aware of any additional pending litigation as of April 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX:
Exhibit	Description Number

3.1
Amended and Restated Certificate of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

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

Migo Software, Inc.

Date: May 14, 2007	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX:
Exhibit	Description Number

3.1
Amended and Restated Certificate of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

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