Form 10QSB
period 2007-06-30
MIGO SOFTWARE, INC.
filed 2007-08-14
CIK 1006762

QUARTERLY REPORT

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Issuer’s telephone number: (650) 232-2600

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

As of August 10, 2007, there were 105,055,613 shares of the issuer's common stock, $0.0001 par value per share ("Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIGO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$446,667
Short-term investments	713,925
Accounts receivable, net of allowance for doubtful accounts of $10,000	520,001
Inventory	105,676
Other current assets	64,203
Total current assets	1,850,472
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $19,463	39,282
OTHER ASSETS:
Goodwill	3,180,967
Intangible assets, net of accumulated amortization of $1,940,709	5,661,628
Other assets	95,695
TOTAL ASSETS	$10,828,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$746,459
Accrued compensation	99,915
Deferred revenue	1,243,509
Capitalized lease obligations	4,452
Accrued liabilities	296,712
Total current liabilities	2,391,047
Commitments and contingencies
Stockholders' Equity:
Senior B Convertible Preferred stock, $.0001 par value; 12,500,000 shares authorized, 10,000,000 shares issued and outstanding; preference upon liquidation of $2,000,000	200
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized, 769,575 shares issued and outstanding; preference upon liquidation of $2,600,000	77
Common stock, $.0001 par value; 200,000,000 shares authorized; 102,484,342 shares issued and outstanding	10,248
Additional paid in capital in excess of par value	56,898,323
Treasury Stock	(386,400)
Accumulated Deficit	(48,085,451)
Total stockholders' equity	8,436,997
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,828,044

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues	$1,313,505	$26,387	$2,026,016	$67,616
Cost of Sales	392,912	148,757	748,004	304,801
Gross Profit	920,593	(122,370)	1,278,012	(237,185)

Operating Expenses
Research and development	791,462	425,488	1,539,718	785,541
Sales and marketing	750,294	279,031	1,345,369	541,421
General and administrative	822,879	1,333,667	1,820,681	2,557,868
Total operating expenses	2,364,635	2,038,186	4,705,768	3,884,830

Loss from operations	(1,444,042)	(2,160,556)	(3,427,756)	(4,122,015)

Other income (expense)
Interest (net)	16,420	55,267	49,908	119,179
Decrease in warrant liability	—	—	—	166,538
Other	(19,743)	110,501	(20,538)	(172,804)
Total other income (expense)	(3,323)	165,768	29,370	112,913

Loss Before Income Taxes	(1,447,365)	(1,994,788)	(3,398,386)	(4,009,102)
Provision for Income Taxes	—	—	—	—
Net Loss	(1,447,365)	(1,994,788)	(3,398,386)	(4,009,102)

Basic and Diluted net loss attributable to common shareholders per share	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted Average Shares Outstanding Basic and Diluted	95,849,727	66,034,389	94,794,625	61,171,629

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(3,398,386)	$(4,009,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-downs	2,572	15,442
Depreciation and amortization	522,861	283,456
Amortization of deferred compensation	—	248,211
Remeasurement of warrants to fair value	—	(166,538)
Stock based compensation	307,612	1,040,867
Gain on Settlement	—	(683,971)
Changes in operating assets and liabilities:
Accounts receivable	(429,084)	10,481
Inventory	(39,236)	313
Other current assets	(23,835)	(1,422)
Other assets	39,305	—
Accounts payable	254,811	(268,466)
Accrued compensation	(135,168)	34,385
Deferred revenue	563,509	—
Accrued liabilities	(138,028)	116,378
Net cash used in operating activities	(2,473,067)	(3,379,966)

Cash Flows from Investing Activities:
Purchases of available-for-sale investments	—	(2,495,650)
Proceeds from sale of available-for-sale investments	2,440,869	—
Acquisition of MacroPort, Inc., net of cash acquired	(25,160)	—
Purchase of equipment	—	(5,514)
Net cash provided by (used in) investing activities	2,415,709	(2,501,164)

Cash Flows from Financing Activities:
Payment of equity financing costs	(150)	(414,952)
Proceeds from sale of common stock	250,000	3,975,000
Repayment of capitalized lease obligations	(1,607)	—
Repayment of line of credit obligations	(48,853)	—
Net cash provided by financing activities	199,390	3,560,048

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142,032	(2,321,082)
CASH AND CASH EQUIVALANTS, Beginning of period	304,635	2,510,704
CASH AND CASH EQUIVALENTS, End of period	$446,667	$189,622

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006 (Unaudited)
(Continued)

	Six Months Ended June 30,
	2007	2006
Non-cash investing and financing activity:
Acquisition of MacroPort, Inc.	$3,500,000	—
Restricted stock issued	—	$65,000
Reclassification from temporary to permanent equity	—	8,715,214
Reclassification from warrant liability to permanent equity	—	5,130,926
Common Stock Purchase Warrant Issued to Placement Agent	—	246,970

Supplemental Disclosure of cash paid for :
Interest	—	—
Income Taxes	800	800

The accompanying notes are an integral part of these consolidated financial statements.

Migo Software, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Quarter Ended June 30, 2007

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

These results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which the Company operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Quarterly Report on Form 10-QSB and in the Company's other SEC filings. Forward-looking statements, particularly those concerning anticipated events relating to the development, marketing and customer acceptance of the Company's products and the timing or magnitude of those events, are inherently uncertain. The risk factors and other considerations noted in the Company's SEC filings could cause the Company's actual results to differ significantly from those contained in any forward-looking statements.

 2. SUMMARY OF SIGNIFICANT A CCOUNTING POLICIES

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MacroPort, Inc., PowerHouse Acquisition LLC and PowerHouse Studios, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventory   - Inventory is valued at the lower of cost or market with cost determined under the first-in, first-out method. At June 30, 2007, inventory consisted primarily of packaging material and assembled boxes of retail software. The Company regularly evaluates its ability to realize the value of its software and hardware inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

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

Other Intangible Assets - Other intangible assets include software technology assets (acquired as part of the First Person Software acquisition in 2004) and intangible assets acquired from StompSoft and MacroPort. Intangible assets are stated at cost. Amortization of software technology assets is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of five years. Intangible assets acquired from StompSoft and MacroPort have weighted average useful lives of approximately 6.5 years and 9.3 years, respectively. Amortization of such StompSoft and MacroPort intangible assets is computed using the straight-line method over the following estimated useful lives:

Existing Product/Unpatented Technology	4 - 10 years
Trademarks/Trade Names	10 years
Customer Relationships	7 - 10 years
Non-Compete Agreement	2 years

Impairment of Long-Lived Assets - Property, equipment, intangible and certain other long-lived assets are depreciated or amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of an asset does not exceed the carrying amount of the asset.

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

Bad Debt Reserves - The Company analyzes customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2007, management believed that all accounts receivable were collectible.

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

Software Development Costs - Research and development costs, which consist primarily of software development costs, are expensed as incurred, and totaled $791,462 and $425,488 for the three months ending June 30, 2007 and 2006, respectively. SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed , provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

Basic and Diluted Loss Per Share - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings Per Share , the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per share of common stock. Potential shares of common stock to be issued upon the exercise of all stock options and warrants amounted to 49,343,886 shares as of June 30, 2007.

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for each of the periods presented equals net loss.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees , and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS 123R effective January 1, 2005 in accordance with the standard's early adoption provisions. Prior to January 1, 2005, the Company's Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the three months ended June 30, 2007 and 2006, the Company recorded $160,500 and $546,733 respectively, of compensation expense related to the granting of stock options to employees. For the six months ended June 30, 2007 and 2006, the Company recorded $307,612 and $1,040,867 respectively, of compensation expense related to the granting of stock options to employees.

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

Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at June 30, 2007, approximate their fair value.

Short-term Investments - The Company's short-term investments consist primarily of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments.

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

Recently Issued Accounting Pronouncements In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's results of operations or financial position.

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

Due to the Company's history of losses, the effective tax rate for each of the three months and six month periods ended June 30, 2007 and 2006 was 0.0%. The provision for income taxes for all periods presented is primarily attributable to the cumulative tax net operating losses that the Company has generated in the current and prior years for which a valuation allowance has been established under the rules of FASB 109.

The Company may be audited by applicable federal and state taxing authorities in the following income tax jurisdictions in which the Company previously filed or expects to file income tax returns for the years indicated:

Jurisdiction	Tax Years

Federal	2003 - 2006
California	2002 - 2006

However, because the Company had net operating losses and credits carried forward for federal and California taxes, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

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

3. MACROPORT ACQUISITION

On June 6, 2007, the Company entered into an Agreement and Plan of Merger with MacroPort, Inc. (“MacroPort”) and certain of the principal stockholders of MacroPort under which on June 6, 2007 MacroPort merged into a newly formed, wholly owned acquisition subsidiary of the Company. Prior to the acquisition, MacroPort was a privately owned provider of mobile content management software.

In consideration for the acquisition, the Company issued 7,500,000 shares of its common stock and 10,000,000 shares of a newly authorized Series B Senior Convertible Preferred Stock. The preferred stock would be automatically converted into 12,500,000 shares of common stock if the closing price for the Company’s stock is more than $0.45 per share for ten consecutive trading days more than 90 days after the closing date. The Company’s common and stock (and the preferred stock on an if-converted basis) was valued using the average closing price of the Company’s common stock for the four days prior to the acquisition.

Up to an additional $3,000,000 of consideration may be paid depending on the revenues generated from the MacroPort products during the 12-month period following the closing. The additional consideration would be paid in cash or common stock at the Company’s option, except that no more than $1,000,000 may be paid in cash. If MacroPort revenues during the 12-month period do not meet a certain minimum amount, $1,000,000 of consideration is to be returned to the Company, and a portion of the stock issued in the acquisition is subject to a Stock Pledge Agreement to secure the possible return of this consideration. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, both the potential additional consideration and the potential return of consideration are considered to be contingent elements of the acquisition that are not recognized until the contingencies are resolved. Accordingly, $1,000,000 of common stock and preferred stock issued at the acquisition date has not been recognized in the allocation of the purchase price detailed below.

The acquisition was accounted for under the purchase method of accounting in accordance withUS GAAP. Under this method, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price, plus estimated fees and expenses related to the acquisition, over the fair value of net assets acquired is recorded as goodwill.

The following tables summarize the total consideration and the preliminary purchase price allocation as of June 6, 2007:

Total Consideration:
Common stock	$2,000,000
Preferred stock	2,500,000
4,500,000
Less contingent consideration	(1,000,000)
Transaction costs	28,000
Total purchase price	$3,528,000

Preliminary Purchase Price Allocation:
Net Assets (Liabilities)	$(186,000)
Existing Product/Unpatented Technology	1,600,000
In-Process Technology	60,000
Customer Relationships	230,000
Non-Compete Agreement	40,000
Goodwill, including assembled workforce	1,784,000
$3,528,000

The pro forma unaudited results of operations, assuming that the MacroPort acquisition occurred as of January 1, 2006, are as follows for the three and six months ended June 30, 2007 and 2006:

	Three Months ended 06/30/2007	Three Months ended 06/30/2006
Revenues	$1,391,188	$159,507
Net Loss	$(1,598,769)	$(2,266,932)
Net Loss Attributable to Holders of Common Shares	$(1,598,769)	$(2,266,932)
Basic and Diluted Net Loss Attributable to Common Stockholders per Share	$(0.02)	$(0.03)
Weighted Average Shares Outstanding, Basic and Diluted	101,371,705	73,534,389

	Six Months ended 06/30/2007	Six Months ended 06/30/2006
Revenues	$2,294,474	$316,355
Net Loss	$(3,697,407)	$(4,529,775)
Net Loss Attributable to Holders of Common Shares	$(3,697,407)	$(4,529,775)
Basic and Diluted Net Loss Attributable to Common Stockholders per Share	$(0.04)	$(0.07)
Weighted Average Shares Outstanding, Basic and Diluted	101,300,150	68,671,629

The unaudited pro forma results of operations above are not intended to represent or be indicative of operations of the Company that would have been reported had the MacroPort acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of any future consolidated results of operations of the Company. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings that may be achieved with respect to the combined operations.

The preliminary allocation of the purchase price is based upon estimates of the fair value of the assets acquired and liabilities assumed in the acquisition. The total purchase price has been allocated to the assets acquired and liabilities assumed based on management's best estimate of fair value, with the excess cost over net tangible and identifiable intangible assets acquired being allocated to goodwill. The estimated fair values of certain intangible assets have been determined by the Company’s management with the assistance of a third-party valuation firm. The purchase price allocation is preliminary and has not been finalized as the transaction costs are estimated, and the Company’s management is reviewing the tax effects of the transaction to determine the amount, if any, of deferred tax liabilities that should be recorded. Material changes, if any, to the preliminary allocation summarized above will be reported once the related uncertainties are resolved. The final valuation may change the allocations of the purchase price to the tangible and intangible assets and liabilities.

4. Debt

The Company had no debt outstanding as of June 30, 2007.

5. Accrued liabilities

At June 30, 2007, accrued liabilities consist principally of bonuses and royalties payable.

6. Intangible assets

Other intangible assets, which resulted from the June 2007 acquisition of MacroPort , the December 2006 StompSoft acquisition, and the First Person acquisition completed in June 2004, consist of the following as of June 30, 2007:
	Cost	Accumulated Amortization	Net

Software technology assets	$2,822,337	$1,701,971	$1,120,366
Existing Product/Unpatented Technology	2,560,000	126,833	2,433,167
Trademarks/Trade Names	700,000	35,000	665,000
Customer Relationships	1,430,000	62,738	1,367,262
Non-Compete Agreement	90,000	14,167	75,833
	$7,602,337	$1,940,709	$5,661,628

Amortization expense related to other intangible assets amounted to $269,527 and $140,789 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to other intangible assets amounted to $518,793 and $280,056 for the six months ended June 30, 2007 and 2006, respectively.

7. Related Party Transactions

None

8. Equity transactions

On September 5, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement with Kingston Technology Group. Kingston paid $150,000 for the purchase of 468,750 shares of the Company's common stock and warrants to purchase up to 950,000 shares of its common stock. The warrants are exercisable at $0.23 per share, expire in September 2011, unless theretofore exercised and permit cashless exercise.

On May 31 2007, the Company signed an Amendment to the License Agreement and a second Common Stock and Warrant Purchase Agreement with Kingston. Under the Common Stock and Warrant Purchase Agreement, Kingston paid $250,000 for the purchase of 1,250,000 shares of the Company’s common stock and warrants to purchase up to 250,000 shares of its common stock. The warrants are exercisable at $0.23 per share, expire in June 2012, unless theretofore exercised and permit cashless exercise.

9. Commitments and Contingencies

Litigation

On December 20, 2005, two former employees made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. The claimants were employed by the Company as part of the 2004 acquisition of First Person Software, Inc.  In October 2006, the arbitrator ruled in favor of the plaintiffs. The Company accrued a $424,000 liability as a result of this matter for the year ended December 31, 2006, and as of August 2, 2007 has fully satisfied this liability.

The Company is not aware of any additional pending litigation as of August 14, 2007.

10. Subsequent Event

On August 10, 2007, the Company entered into a loan agreement with VenCore Solutions LLC under which VenCore will loan the Company up to $2,000,000. Of the total loan amount, $1,000,000 has been advanced at the time of the closing of the transaction, and the remaining $1,000,000 may be advanced, at the Company’s option, if the Company achieves certain minimum revenues from certain customers during the quarter ending September 30, 2007. The loan bears interest at 15% per annum, is repayable in monthly installments over three years and is secured by all of the Company's assets. In connection with the first tranche of the loan, the Company has granted to VenCore five-year warrants to purchase up to 812,500 shares of the Company's common stock at an exercise price of $.21 per share.  Warrants for up to an additional 406,000 shares are to be granted for subsequent advances under the facility.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Migo Software, Inc. develops a wide range of content mobility software for consumers. Our goal is to provide Migo users with access to all their digital content, from any device, from anywhere, anytime. To accomplish this, we have developed and/or acquired a suite of software products that are easy to use, secure and are designed to improve the way information is personalized, secured, carried and accessed. We continually seek to improve our software, and we are spending substantial resources to develop enhanced versions that address our customer’s needs.

Our original flagship product, MigoSync®, allows users to transform their flash drive, iPod®, PSP®, SecureDigital® (SD) memory card or mobile phone into a private, “portable PC” by synchronizing PC based Office documents, Emails, multimedia content, desktop “look and feel” and more. Users can simply connect their Migo-synchronized devices to any "guest" computer and be able to access their own data and work with it as if they were using their own PCs. When the user leaves a “guest” computer, Migo leaves no trace of the user's activities behind, ensuring that their data is safe and secure. When users return to their "home" computer, MigoSync automatically synchronizes the latest updates and changes back to the "home" computer. MigoSync unties people from their computers by allowing them to carry their digital lives with them wherever they go. MigoSync is compatible with Microsoft® Windows 2000, XP, and Vista TM Operating Systems.

In September 2006, we entered into an OEM partnership relationship with Kingston Technology Corporation, granting Kingston a global license to install our software on their line of flash memory products through December 2007. In December 2006, we acquired all the software titles of StompSoft, Inc., adding a wide assortment of related consumer oriented software to our product line. In June 2007, we acquired MacroPort, Inc. a company that had developed several software products addressing the needs of mobile phone manufacturers and other users of Secure Digital® (SD) memory cards. As a direct result of the MacroPort acquisition, in June 2007, Kingston signed an amendment to the global license, allowing Kingston to incorporate the MacroPort technology on their flash memory and Secure Digital® (SD) Cards through December 2008. Going forward, we are seeking additional acquisition and partnership opportunities to expand our product line and user base, worldwide.

Our Current Software Product Line

Migo products solve a number of common, significant problems for computer users, and offer a variety of management tools that give users control over the way their data is stored, accessed and managed. Our current categories of software include:

Software for Mobile Phones and Removable Memory

•
Media Play-Today there are over 150 different mobile phone screen sizes capable of playing video. Additionally, because there are also different operating systems, video codecs, screen sizes and processor capabilities running on cell phones, it is extremely difficult to distribute video content, such as movies and instructional videos, to a wide range of phones. Migo’s Media Play software solves this problem for handset manufacturers, network operators and content producers.

•
Universal Loader -Once content has been created, consumers often face multiple challenges making it easily play on their mobile phones. For example, consumers using a newly purchased phone must navigate through a long list of menus before launching a video, which can be very challenging. Migo’s patent pending Universal Loader solves these issues and creates a compelling user experience by auto launching and installing software in a truly “plug and play” manner.

•
PhotoPlay-Migo’s patent pending PhotoPlay technology solves the problem of copying images and video from your mobile phone, digital camera of flash memory, to your PC and uploading those files to a remote server (such as a retail photo finisher). PhotoPlay can be distributed on removable memory, downloaded from the Internet or bundled with PCs and other peripherals such as card readers. To date, we have signed a revenue sharing agreement with Shutterfly to deploy the PhotoPlay software.

Software for Sync & Mobility

•
MigoSync  - Provides a very easy means for users to take their unique, personal data with them, without the need to bring along their laptop or link back to their office machine. MigoSync allows users to easily synchronize their emails (Microsoft® Outlook®, Outlook Express, Mozilla Thunderbird, and IBM Lotus Notes), web browser bookmarks and favorites (Microsoft Internet Explorer, Mozilla Firefox), Multimedia (photos, videos, music), Office documents (Microsoft PowerPoint, Excel, Word, etc) and/or various other files to a portable storage device, and then access their personal data on any other Windows-based, "guest" computer. MigoSync® is designed so that once it has been disconnected from a "guest" computer; no trace of the user's synced data will be left behind on the "guest" computer.

Software for Back-up & Recovery

•	Digital Backup - Hassle-free and automated backup and recovery solution that allows users to archive their multimedia and office files to local or networked storage devices as well as online.

•
Digital Rescue  - A powerful utility for quickly and easily recovering multimedia, office or email files that have been accidentally deleted from the computer, USB flash drive, or SecureDitgital® (SD) memory card.

Software for Security and Privacy

•	Digital Shedder - Easily and securely wipes away confidential files, system history, deleted emails and the like to maintain a user's digital privacy.

•	DriveWasher - Wipes an entire hard drive clean of sensitive data to help prevent identity theft and protect privacy.

•	Easy PC Transfer - Simply and safely transfers contents of one PC to another.

 Software for PC Optimization

•
Registry Repair - Fixes some of the most vexing computer problems experienced by users, including system lock-ups and freezes. Includes a startup optimizer feature that allows the user to disable unnecessary programs that run each time they boot up their Windows PC, making the startup process much faster.

Market Channels

To market our software, we currently have four major distribution channels; OEM partnerships, Smart Phone & SD Card Users, Major Retailers, and various e-commerce enabled websites. Below is a partial list of our customers in each marketing channel:

OEM Agreements	Smart Phone\SD Cards	Major Retailers	E Commerce\Web Sites
Kingston Technology	Motorola	Fry's Electronics	www.migosoftware.com
SanDisk Corporation	Nokia	CompUSA	www.stompsoft.com
Memorex	Palm	Sam's Club	www.download.com
Edge Tech	Microsoft	Office Depot	www.U3.com
		Micro Center	www.migosoftware.jp
		Target	www.hp.com
Circuit City

We have also entered into distribution and reseller agreements to sell our products in Japan and are seeking other resellers outside the United States.

Future R&D Efforts

Our products are designed to make the computing experience easy, safe, and more adaptable to a user's needs. Our ongoing research and development continue to focus on increasing the scope of our product set, and the range of applications to which they can be applied. Our research and development expenses totaled $791,462 for the three months ended June 30, 2007 compared with $425,488 for the three months ended June 30, 2006, as we continued to invest heavily to create new versions of our software.

Agreements with Kingston Technology

On September 5, 2006, we entered into a License Agreement and a Common Stock and Warrant Purchase Agreement with Kingston Technology Corporation ("Kingston"). Under the License Agreement, Kingston agreed to pay us $1,850,000 for global marketing and distribution rights to load currently available and future product releases of Migo's software on Kingston's flash memory products through December 2007. The initial payment of $850,000 was received in September, 2006 and was recorded as deferred revenue at September 30, 2006, and is being amortized quarterly through December 31, 2007, and the second payment of $1,000,000 was received in March 2007, and is being amortized quarterly from April 1, 2007 through December 31, 2007.

Under the Common Stock and Warrant Purchase Agreement, Kingston paid $150,000 for the purchase of 468,750 shares of our common stock and warrants to purchase up to 950,000 shares of our common stock. The warrants are exercisable at $0.23 per share, expire in September 2011, unless theretofore exercised and permit cashless exercise.

On May 31, 2007, we signed an Amendment to the License Agreement and a second Common Stock and Warrant Purchase Agreement with Kingston. Under the Amended License Agreement, Kingston agreed to pay us $250,000 for global marketing and distribution rights to load currently available and future product releases of MacroPort’s software on Kingston's SD and mini SD Card products through December 2008. The license fee was paid upon signing the agreement, and was recorded as deferred revenue in June 2007, and is being amortized quarterly through December 31, 2008.

Under the Common Stock and Warrant Purchase Agreement signed in May 2007, Kingston paid $250,000 for the purchase of 1,250,000 shares of our common stock and warrants to purchase up to 250,000 shares of our common stock. The warrants are exercisable at $0.23 per share, expire in June 2012, unless theretofore exercised and permit cashless exercise.

Financial Results, Liquidity and Management's Plan (Unaudited)

Three months ended June 30, 2007 and 2006

We reported revenues of $1,313,505 for the three months ended June 30, 2007 and revenues of $26,387 for the corresponding period ended June 30, 2006. The growth in revenues reflected several factors, including increased licensing revenues from OEM partners Kingston Technology and Memorex, sales of our software titles via major retailers, such as Fry’s Electronics, and sales via our on-line webstore. During the quarter ended June 30, 2006, sales were primarily of our software packaged through M-Systems, as well as limited online downloads.

Our costs associated with the sale of products for the three month period ended June 30, 2007 were $392,912 and consisted of expenses related to fees for customer downloads of our software, as well as packaging and shipping costs, and amortization of software technology of $254,812. For the period ended June 30, 2006, we incurred costs associated with the sale of our products of $148,757 of which $140,789 was for amortization of software technology.

Research and development expenses totaled $791,462 for the three months ended June 30, 2007, up from $425,488 in the corresponding period in 2006, due primarily to our decision to increase expenditures to develop new products and features. Sales and marketing expenses increased to $750,294 for the three months ended June 30, 2007 from $279,031 in the three month period ended June 30, 2006 due to the growth of our sales force. These increases were partially offset by decreased general and administrative costs which declined to $822,879 for the period ended June 30, 2007 from $1,333,667 due to a variety of cost containment measures as well as lower stock based compensation expense related to stock options.

Six months ended June 30, 2007 and 2006

We reported revenues of $2,026,016 for the six months ended June 30, 2007 and revenues of $67,616 for the corresponding period ended June 30, 2006. The growth in revenues reflected several factors, including licensing revenues from Kingston Technology Group and Memorex, sales of our software titles via major retailers and sales via our on-line webstore. Except for sales of  our software packaged through M-Systems these other channels were not generally available to us during the six months ended Junde 30, 2006.

Our costs associated with the sale of products for the six month period ended June 30, 2007 were $748,004 and consisted of expenses related to fees for customer downloads of our software, as well as packaging and shipping costs, and amortization of software technology of $394,079. For the period ended June 30, 2006, we incurred costs associated with the sale of our products of $304,801, of which $280,056 was for amortization of software technology.

Research and development expenses totaled $1,539,718 for the six months ended June 30, 2007, up from $785,541 in the corresponding period in 2006, due primarily to our decision to increase expenditures to develop new products and features. Sales and marketing expenses increased to $1,345,369 for the six months ended June 30, 2007 from $541,421 in the period ended June 30, 2006 due to the growth of our sales force. These increases were partially offset by decreased general and administrative costs which declined to $1,820,681 for the period ended June 30, 2007 from $2,557,868 due to a variety of cost containment measures as well as lower stock based compensation expense related to stock options.

Liquidity and Capital Resources

At June 30, 2007, we had a working capital (deficit) of $(540,575), which included deferred revenue of $1,243,509. For the six months ended June 30, 2007, net cash used in operating activities was $2,473,067 consisting of a net loss of $3,398,386, offset by non-cash charges of $925,319.

On August 10, 2007, we entered into a loan agreement with VenCore Solutions, LLC under which VenCore will loan to us up to $2,000,000. Of the total loan amount, $1,000,000 has been advanced at the time of the closing of the transaction and the remaining $1,000,000 may be advanced, at our option, if we achieve certain minimum revenues from certain customers during the quarter ending September 30, 2007. The loan bears interest at 15% per annum, is repayable in monthly installments over three years and is secured by all of our assets. In connection with the first tranche of the loan, we have granted to VenCore five-year warrants to purchase up to 812,500 shares of our common stock at an exercise price of $.21 per share. Warrants for up to an additional 406,000 shares are to be granted for subsequent advances under the facility.

Recent and Expected Losses

From inception, we have never been profitable and have sustained substantial net losses from operations. There can be no assurance that we will ever generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the three months ended June 30, 2007 and 2006, we incurred net pre-tax losses of $1,447,365 and $1,994,788, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On December 20, 2005, two former employees of ours made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. The claimants were employed by us as part of the 2004 acquisition of First Person Software, Inc.  In October 2006, the arbitrator ruled in favor of the plaintiffs. We accrued a $424,000 liability as a result of this matter for the year ended December 31, 2006, and we fully satisfied this liability as of August 2, 2007.

We are not aware of any additional pending litigation as of August 14, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Under a Common Stock and Warrant Purchase Agreement dated as of May 31, 2007, Kingston Technology Corporation paid $250,000 for the purchase of 1,250,000 shares of the our common stock, and warrants to purchase up to 250,000 shares of our common stock.  The warrants are exercisable at $0.23 per share, expire in June 2012, unless theretofore exercised and permit cashless exercise.

The proceeds of the sale of securities will be used for working capital and general corporate purposes.  We relied on Section 4(2) of the Securities Act, as the basis for an exemption from registering the sale of these shares of common stock and warrants under the Securities Act.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 20, 2007. The following matters were considered and voted upon at the Annual Meeting:

•	the election of four persons to serve as the Board of Directors for a one-year term

•
the approval of an amendment to our Amended and Restated Certificate of Incorporation that will allow our Board of Directors to effect a reverse stock split of our common stock, , and to grant our Board of Directors the authority, in its sole discretion, (i) to set the ratio for the reverse stock split at up to one-for-fifteen, or (ii) not to complete the reverse stock split;

•
the approval of amendments to our 2004 Omnibus Stock Incentive Plan (the “Option Plan”) to: (i) increase the maximum aggregate number of shares of common stock available for issuance thereunder from 20,000,000 to 30,000,000 shares and to reserve an additional 10,000,000 shares of our common stock for issuance in connection with awards granted or to be granted under the Option Plan.

 The election of the slate of Directors and the adoption of the other matters were approved. The entire Board of Directors was elected at the meeting. The votes on the matters presented to our Stockholders were as follows:

Director	Votes For	Votes Withheld
Kent Heyman	54,860,121	38,301
Mel Lavitt	54,853,881	44,541
Alex Mashinsky	54,853,881	44,541
Timothy Wallace	54,879,784	18,638

Approval of an amendment to our Certificate of Incorporation to authorize the Board of Directors to effect a reverse stock split:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
53,040,798	1,819,765	37,859	0

Approval of proposed amendments to our stock option plan:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
53,027,260	1,857,308	13,854	0

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description Number

3 .1
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

3.4
Certificate of Designations, Preferences and Rights of the Series B Senior Convertible Preferred Stock, hereby  incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2007.

10.1	Agreement and Plan of Merger dated as of June 6, 2007 between the Company, MacroPort, Inc. and certain stockholders of MacroPort, Inc.

10.2	Registration Rights Agreement dated as of June 6, 2007 between the Company and the stockholders of MacroPort, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Migo Software, Inc.

Date: August14, 2007	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer (Principal Executive Officer)

Date: August14, 2007	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)