Form 10QSB
period 2007-09-30
MIGO SOFTWARE, INC.
filed 2007-11-14
CIK 1006762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 119,037,604 shares of the issuer's common stock, $0.0001 par value per share ("Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MIGO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

September 30,
2007
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$148,645
Short-term investments	244,158
Accounts receivable, net	1,596,400
Inventory	179,934
Other current assets	80,938
Total current assets	2,250,075

Property and equipment, net	24,862

OTHER ASSETS:
Goodwill	3,180,967
Intangible assets, net	5,665,061
Other assets	65,540
TOTAL ASSETS	$11,186,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$720,897
Accrued compensation	104,521
Accrued liabilities	598,764
Short Term Debt and Capitalized leases	507,583
Deferred revenue	697,779
Total current liabilities	2,629,544

Non-current liabilities:
Long Term Debt, net of current portion	1,277,581
TOTAL LIABILITIES	3,907,125

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Senior B Convertible Preferred Stock, $.0001 par value; 2,500,000 shares authorized, 2,000,000 shares issued and outstanding; preference upon liquidation of $2,000,000	200
Junior A Preferred stock, $.0001 par value; 5,000,000 shares authorized, 687,575 issued and outstanding; preference upon liquidation of $2,600,000	69
Common stock, $.0001 par value; 200,000,000 shares authorized; and 106,089,036 shares issued and outstanding	10,609
Additional paid in capital in excess of par value	57,624,694
Treasury Stock	(386,400)
Accumulated Deficit	(49,969,792)
Total stockholders’ equity	7,279,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,186,505

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,203,441	$68,609	$4,229,458	$136,225
Cost of Sales	1,411,882	151,117	2,159,887	455,918

Gross Profit	791,559	(82,508)	2,069,571	(319,693)

Operating Expenses
Research and development	659,216	505,703	2,198,934	1,291,244
Sales and marketing	1,097,919	278,026	2,443,288	819,447
General and administrative	897,023	1,271,824	2,717,704	3,829,692
Total operating expenses	2,654,158	2,055,553	7,359,926	5,940,383

Loss from operations	(1,862,599)	(2,138,061)	(5,290,355)	(6,260,076)

Other Expense (income)
Interest (net)	21,740	(62,487)	(28,167)	(181,667)
Decrease in warrant liability	-	-	-	(166,538)
Other	-	1,018,025	20,537	1,190,829
Total other expense (income)	21,740	955,538	(7,630)	842,624

Loss before income taxes	(1,884,339)	(3,093,599)	(5,282,725)	(7,102,700)
Provision for income taxes	-	-	-	-

Net Loss	(1,884,339)	(3,093,599)	(5,282,725)	(7,102,700)

Net Loss Attributable to Holders of common shares	($1,884,339)	($ 3,093,599)	($5,282,725)	($ 7,102,700)

Basic and Diluted net loss per share	($ 0.02)	($ 0.05)	($ 0.05)	($ 0.11)

Weighted Average Shares Outstanding Basic and Diluted	103,546,942	67,189,128	97,756,615	63,199,504

The accompanying notes are an integral part of these consolidated financial statements.

MIGO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2007	30, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,282,725)	$(7,102,700)
Adjustments to reconcile net loss to net cash
used in operating activities:

Inventory write-downs	2,572	15,442
Accounts payable settlement	-	(683,971)
Depreciation and amortization	845,808	427,802
Amortization of deferred compensation	-	364,192
Interest expense relating to amortization of debt discount	5,739	-
and beneficial conversion
Remeasurement of warrants to fair value	-	(166,538)
Allowance for doubtful accounts	40,000	-
Stock based compensation	564,831	1,620,315

Changes in operating assets and liabilities:
Accounts receivable	(1,545,483)	(32,164)
Inventory	(113,494)	313
Other current assets	(40,570)	25,456
Other assets	69,460	1,475
Accounts payable	229,247	(294,765)
Accrued compensation	(130,562)	7,906
Settlement payable	-	274,000
Deferred revenue	17,779	850,000
Accrued liabilities	164,024	833,127

Net cash used in operating activities	(5,173,374)	(3,860,110)

Cash Flows from Investing Activities:
Purchase of available for sale investments	-	(2,495,650)
Acquisition of MacroPort , Inc. net of cash acquired	(25,160)	-
Proceeds from investments	2,910,636	788,316
Acquisition of intangible assets	(311,960)	(5,513)
Net cash used in investing activities	2,573,516	(1,712,847)

Cash Flows from Financing Activities:
Payment on capitalized leases and Line of Credit	(51,305)	-
Proceeds from Warrant Exercise	310,803	-
Proceeds from Notes Payable	2,003,000	-
Repayment of Notes Payable	(68,480)	-
Payment of equity financing costs	(150)	(415,568)
Proceeds from sale of common stock	250,000	4,125,000
Net cash provided by financing activities	2,443,868	3,709,432

NET DECREASE IN CASH AND CASH EQUIVALENTS	(155,990)	(1,863,525)

CASH AND CASH EQUIVALANTS, Beginning of period	304,635	2,510,704

CASH AND CASH EQUIVALENTS, End of period	$148,645	$647,179

Non-cash investing and financing activity:
Issuance of shares for penalties	$-	$1,136,300
Restricted stock issued	-	65,000
Common Stock Purchase Warrant Issued to Placement Agent	-	246,971
Reclassification from temporary to permanent equity	-	8,715,214
Reclassification from warrant liability to permanent equity	-	5,130,926
MacroPort acquisition	3,500,000	-

Cash paid for:
Income taxes	$800	$800
Interest	25,431	-

The accompanying notes are an integral part of these consolidated financial statements.

Migo Software, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Quarter and Nine Months Ended September 30, 2007

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

These results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which the Company operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Quarterly Report on Form 10-QSB and in the Company's other SEC filings. Forward-looking statements, particularly those concerning anticipated events relating to the development, marketing and customer acceptance of the Company's products and the timing or magnitude of those events, are inherently uncertain. The risk factors and other considerations noted in the Company's SEC filings could cause the Company's actual results to differ significantly from those stated or implied in any forward-looking statements.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (''US GAAP"), which contemplate continuation of the Company as a going concern. From inception, the Company has never been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate sufficient revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if revenues remain at current levels. Management estimates that the current funds available and on-hand along with expected revenues will be adequate to fund operations through, at least,  2008.

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

Inventory   - Inventory is valued at the lower of cost or market with cost determined under the first-in, first-out method. At September 30, 2007, inventory consisted primarily of packaging material and assembled boxes of retail software. The Company regularly evaluates its ability to realize the value of its software and hardware inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

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

Other Intangible Assets - Other intangible assets include software technology assets (acquired as part of the First Person Software acquisition in 2004) and intangible assets acquired from StompSoft and MacroPort. Intangible assets are stated at cost. Amortization of software technology assets is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of five years. Intangible assets acquired from StompSoft and MacroPort have weighted average useful lives of approximately 6.5 years and 9.3 years, respectively. Amortization of StompSoft and MacroPort intangible assets is computed using the straight-line method over the following estimated useful lives:

Existing Product/Unpatented Technology	4 - 10 years
Trademarks/Trade Names	10 years
Customer Relationships	7 - 10 years
Non-Compete Agreements	2 years

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

Shipping and Handling : In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company recognizes amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by the Company are included in cost of sales.

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

Bad Debt Reserves - The Company analyzes customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2007, management believed that all accounts receivable were collectible.

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

Software Development Costs - Research and development costs, which consist primarily of software development costs, are expensed as incurred, and totaled $2,198,934 and $1,291,244 for the nine months ending September 30, 2007 and 2006, respectively. SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. During the three months ended September 30, 2007, the Company had capitalized $311,960 based upon the foregoing.

Basic and Diluted Loss Per Share - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings Per Share, the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per share of common stock. As of November 1, 2007, the Company's outstanding stock options and warrants totaled 63,402,963. Some of the outstanding warrants contain anti-dilution provisions the interpretation of which is unclear.  Although management of the Company believes that the most likely interpretation of these provisions would result in there being 63,402,963  potential shares of common stock that may be issued upon the exercise of all stock options and warrants, other interpretations could result in up to a total of 99,291,926  potential shares. The Company intends to pursue resolution of these uncertainties in due course.

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and currency translation adjustments. Comprehensive income (loss) for each of the periods presented equals net loss.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, Accounting for Stock-Based Compensation, (2) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS 123R effective January 1, 2005 in accordance with the standard's early adoption provisions. Prior to January 1, 2005, the Company's Board of Directors had not approved the granting of any stock options. As such, the Company decided to follow the provisions of SFAS No. 123R on a prospective basis, and for the three months ended September 30, 2007 and 2006, the Company recorded $257,219 and $579,448 respectively, of compensation expense related to the granting of stock options to employees. For the nine months ended September 30, 2007 and 2006, the Company recorded $564,831 and $1,620,315 respectively, of compensation expense related to the granting of stock options to employees.

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

Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. The Company's product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at September 30, 2007, approximate their fair value.

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

Recently Issued Accounting Pronouncements In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 has not had a material impact on the Company's results of operations or financial position.

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

Due to the Company's history of losses, the effective tax rate for each of the three month and nine month periods ended September 30, 2007 and 2006 was 0.0%. The provision for income taxes for all periods presented is primarily attributable to the cumulative tax net operating losses that the Company has generated in the current and prior years for which a valuation allowance has been established under the rules of FASB 109.

The Company may be audited for the years indicated by applicable federal and state taxing authorities in the following income tax jurisdictions in which the Company previously filed or expects to file income tax returns:

Jurisdiction	Tax Years

Federal	2003 - 2006
California	2002 - 2006

However, although the Company had net operating losses and credits carried forward for federal and California taxes, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted with early adoption. The Company is evaluating if it will adopt SFAS No. 159 and what impact the adoption will have on its Financial Statements if adopted. If the Company adopts SFAS No. 159, it could have a material impact on the Company's Financial Statements.

In June 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development”. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. The Company does not expect the adoption of EITF 07-03 to have a material impact on its Financial Statements.

3.	MACROPORT ACQUISITION

On June 6, 2007, MacroPort, Inc. merged into a newly formed, wholly owned acquisition subsidiary of Migo. Prior to the acquisition, MacroPort was a privately owned provider of mobile content management software.

In consideration for the acquisition, the Company issued 7,500,000 shares of its common stock and 2,000,000 shares of a newly authorized Series B Senior Convertible Preferred Stock. The preferred stock would be automatically converted into 10,000,000 shares of common stock if the closing price for Migo’s stock is more than $0.45 per share for ten consecutive trading days more than 90 days after the closing date. The Company’s common stock (and the preferred stock on an if-converted basis) was valued using the average closing price of the Company’s common stock for the four days prior to the acquisition.

Up to an additional $3,000,000 of consideration may be paid depending on the revenues generated from the MacroPort products during the 12-month period following the closing. The additional consideration would be paid in cash or common stock at the Company’s option, except that no more than $1,000,000 may be paid in cash. If MacroPort revenues during the 12-month period do not meet a certain minimum amount, $1,000,000 of consideration is to be returned to the Company, and a portion of the stock issued in the acquisition is subject to a Stock Pledge Agreement to secure the possible return of this consideration. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, both the potential additional consideration and the potential return of consideration are considered to be contingent elements of the acquisition that are not recognized until the contingencies are resolved. Accordingly, $1,000,000 of common and preferred stock that was issued at the acquisition date has not been recognized in the allocation of the purchase price detailed below.

The acquisition was accounted for under the purchase method of accounting in accordance with US GAAP. Under this method, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price, plus estimated fees and expenses related to the acquisition, over the fair value of net assets acquired is recorded as goodwill.

The following tables summarize the total consideration and the purchase price allocation as of June 6, 2007:

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
$3,528,000

The allocation of the purchase price is based upon estimates of the fair value of the assets acquired and liabilities assumed in the acquisition. The total purchase price has been allocated to the assets acquired and liabilities assumed based on management's best estimate of fair value, with the excess cost over net tangible and identifiable intangible assets acquired being allocated to goodwill. The estimated fair values of certain intangible assets have been determined by the Company management with the assistance of a third-party valuation firm.

The pro forma unaudited results of operations, assuming that the MacroPort acquisition occurred as of January 1, 2006, are as follows for the three and nine months ended September 30, 2007 and 2006:

	Three Months ended 09/30/2007	Three Months ended 09/30/2006
Revenues	$2,203,441	$230,411
Net Loss	$(1,884,339)	$(3,294,489)
Net Loss Attributable to Holders of Common Shares	$(1,884,339)	$(3,294,489)
Basic and Diluted Net Loss Attributable to Common Stockholders per Share	$(0.02)	$(0.05)
Weighted Average Shares Outstanding, Basic and Diluted	103,546,942	67,189,128

	Nine Months ended 09/30/2007	Nine Months ended 09/30/2006
Revenues	$4,497,915	$546,766
Net Loss	$(5,581,746)	$(7,824,264)
Net Loss Attributable to Holders of Common Shares	$(5,581,746)	$(7,824,264)
Basic and Diluted Net Loss Attributable to Common Stockholders per Share	$(0.05)	$(0.12)
Weighted Average Shares Outstanding, Basic and Diluted	97,756,615	63,199,504

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

4.	Debt

On August 10, 2007, the Company entered into a loan agreement with VenCore Solutions LLC under which VenCore loaned the Company $2,000,000. The loan bears interest at 15% per annum, is repayable in monthly installments over three years and is secured by all of the Company's assets. In connection with the loan, the Company has granted to VenCore five-year warrants to purchase up to 812,500 shares of the Company's common stock at an exercise price of $.21 per share, and warrants for up to an additional 406,000 shares at an exercise price of $.15 per share

In accordance with Accounting Principles Board Opinion No. 14, proceeds from the VenCore transaction were allocated between debt and warrants, based on the relative fair values of the two instruments. The value attributed to the warrants, $158,702, has been recorded as a debt discount, and is being amortized over the term of the note. Debt discount amortization, classified as interest expense in the accompanying Statement of Operations, amounted to $5,739 for the three and nine months ended September 30, 2007.
Due as of September 30:
	Debt	Debt Discount	Net Amount

2008	$544,662	$43,686	$500,976
2009	657,666	54,037	603,629
2010	729,192	60,980	668,212
Accum. amort. of debt discount			5,739
Totals	$1,931,520	$158,702	$1,778,557

5.	Accrued Liabilities

The primary component of accrued liabilities of $598,764 at September 30, 2007 was $443,892 of accrued rebates and bonuses.

6.	Intangible assets

Intangible assets consist of the following at September 30, 2007:
		Accumulated
	Cost	Amortization	Net

Software Technology Assets	$5,694,297	$2,070,367	$3,623,930
Trademarks/ tradenames	$700,000	$52,500	$647,500
Customer Relationships	$1,430,000	$100,952	$1,329,048
Non-Compete Agreements	$90,000	$25,417	$64,583
	$7,914,297	$2,249,236	$5,665,061

The Company is currently amortizing its acquired intangible assets over periods up to ten years. Amortization expense related to intangible assets amounted to $308,527 and $142,312 for the three months ended September 30, 2007 and 2006, respectively, and $827,320 and $422,368 for the nine months ended September 30, 2007 and 2006, respectively.

7.	Related Party Transactions

None.

8.	Equity transactions

During September 2007, the Company extended an offer to holders of its warrants that had been acquired under various private equity transactions, giving investors the opportunity to exercise their warrants at a discount until October 26, 2007. As of September 30, 2007, holders had exercised warrants for a total of 2,701,746 shares, resulting in proceeds of $310,803. As of the closing of the exchange offer on October 26, 2007, investors had exercised warrants for a total of 15,216,977 shares, resulting in total proceeds to Migo of $1,799,786. The proceeds of the sale of securities will be used for working capital and general corporate purposes.

On September 5, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement with Kingston Technology Group. Kingston paid $150,000 for the purchase of 468,750 shares of common stock and warrants to purchase up to 950,000 shares of common stock. On May 31, 2007, the Company signed an Amendment to the License Agreement and a second Common Stock and Warrant Purchase Agreement with Kingston. Under the Common Stock and Warrant Purchase Agreement, Kingston paid $250,000 for the purchase of 1,250,000 shares of common stock and warrants to purchase up to 250,000 shares of our common stock. Kingston exercised 766,667 warrants in September 2007, and still holds 433,333 warrants, exercisable at $0.23 per share.

9.	Commitments and Contingencies - Litigation

On December 20, 2005, two former employees made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. The claimants were employed by the Company as part of the 2004 acquisition of First Person Software, Inc.  In October 2006, the arbitrator ruled in favor of the plaintiffs. The Company accrued a $424,000 liability as a result of this matter for the year ended December 31, 2006, and has as of August 2, 2007, fully satisfied this liability.

The Company is not aware of any pending litigation as of November 10, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements, such as statements of expected revenues and expenses that involve many risks and uncertainties. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed in this Form 10-QSB, particularly in this Management’s Discussion and Analysis.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “the Company”, and “Migo” refer to Migo Software, Inc., formerly known as Powerhouse Technologies Group, Inc. and its subsidiaries as a whole.  Our name change became official on August 10, 2006.

General

Migo Software, Inc. develops a wide range of mobile data and communications software. Our goal is to provide Migo users with access to all their data, from any device, from anywhere, anytime. To accomplish this, we have developed and\or acquired a suite of software products that are easy to use, secure and are designed to improve the way information is personalized, secured, carried and accessed. We continually seek to improve our software, and we are spending substantial resources to develop enhanced versions that address our customers’ needs.

In September 2006, we entered into a new OEM partnership relationship with Kingston Technology Corporation, granting Kingston a global license to install our software on their line of flash memory products through December 2007. In December 2006, we acquired all the software titles of StompSoft, Inc., adding a wide assortment of related consumer oriented software to our product line. In June 2007, we acquired MacroPort, Inc. a company that had developed several software products addressing the needs of mobile phone manufacturers and other users of Secure Digital® (SD) memory cards. As a direct result of the MacroPort acquisition, in June 2007, Kingston signed an Amendment to the global license, allowing Kingston to incorporate the MacroPort technology on their flash memory and Secure Digital® (SD) Cards through December 2008. Going forward, we are seeking additional acquisition and partnership opportunities to expand our product line and user base, worldwide.

Our Current Software Product Line

Migo Software products solve a number of common, significant problems for computer users, and offer a variety of management tools that give users control over the way their data is stored, accessed and managed. Our current categories of software include:

Software for Mobile Phones and Removable Memory

•
Video Auto Scalar-Today there are over 150 different mobile phone screen sizes capable of playing video. Additionally, because there are also different operating systems, video codecs, screen sizes and processor capabilities running on cell phones, it is extremely difficult to distribute video content, such as movies and instructional videos, to a wide range of phones. Migo’s Video Auto Scalar software solves this problem for handset manufacturers, network operators and content producers. It allows content to be created in one format and playable on any mobile phone. Video files are manipulated in real-time to meet the specific playback device requirements, resulting in a simple to use video playback experience.

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

•
PhotoPlay-Migo’s patent pending PhotoPlay technology solves the problem of copying images and video from your mobile phone, digital camera of flash memory, to your PC and uploading those files to a remote server (such as a retail photo finisher). PhotoPlay can be distributed on removable memory, downloaded from the Internet or bundled with PCs and other peripherals such as card readers. To date, Migo has signed a revenue sharing agreement with Shutterfly to deploy the PhotoPlay software.

Software for Sync & Mobility

•
MigoSync  - Provides a very easy means for users to take their unique, personal data with them, without the need to bring along their laptop or link back to their office machine. MigoSync allows users to easily synchronize their emails (Microsoft® Outlook®, Outlook Express, Mozilla Thunderbird, and IBM Lotus Notes), web browser bookmarks and favorites (Microsoft Internet Explorer, Mozilla Firefox), Multimedia (photos, videos, music), Office documents (Microsoft PowerPoint, Excel, Word, etc) and/or various other files to a portable storage device, and then access their personal data on any other Windows-based, "guest" computer. MigoSync® is designed so that once it has been disconnected from a "guest" computer, no trace of the user's synced data will be left behind on the "guest" computer.

•
Media Anywhere  - Multimedia management solution that allows users to easily and seamlessly transfer and sync photo albums, music, videos and games across multiple handheld devices - including MP3 players, digital cameras, and mobile phones.

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

Market Channels

To market our software, we currently have four major distribution channels; OEM partnerships, Smart Phone & SD Card Users, Major Retailers, and various e-commerce enabled websites. Below is a partial list of our customers in each marketing channel:

OEM Agreements	Smart Phone\SD Cards	Major Retailers	E Commerce\Web Sites

Kingston Technologies	Motorola	Fry's Electronics	www.migosoftware.com

Hewlett Packard	Nokia	CompUSA	www.hp.com www.stompsoft.com

Memorex	Palm	Sam's Club	www.download.com

Edge Tech	Microsoft	Office Depot	www.U3.com

SanDisk Corporation		Micro Center	www.migosoftware.jp

Target

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

Financial Results, Liquidity and Management's Discussion and Analysis

Three months ended September 30, 2007 and 2006

We reported revenues of $2,203,441 for the three months ended September 30, 2007 compared to revenues of only $68,609 for the corresponding period ended September 30, 2006. The growth in revenues reflected several factors, including the inclusion of revenues from our acquisitions of MacroPort in June 2007 and StompSoft in December 2006, increased licensing revenues from Motorola in our Mobile channel, OEM partners Kingston Technology and Memorex in our Flash Memory channel, sales of our software titles via major retailers, such as Fry’s Electronics, CompUSA and Office Depot, as well as software sales via our on-line webstore. During the three months ended September 30, 2006, we sold only software loaded on M-Systems (now SanDisk) flash drives or via online download.

Our costs associated with the sale of products for the three month period ended September 30, 2007 were $1,411,882 and consisted of the direct costs to fill orders from our Mobile channel, the amortization of software technology, as well as expenses related to fees for customer downloads of our software and packaging and shipping costs. For the three month period ended September 30, 2006, we incurred costs associated with the sale of our products of $151,117, most all of which consisted of amortization of software technology.

Research and development expenses totaled $659,216 for the three months ended September 30, 2007, up from $505,703 in the corresponding period in 2006, due primarily to the increase of both internal and external staff dedicated to the development of new products. Sales and marketing expenses were $1,097,919 for the three months ended September 30, 2007 compared to $278,026 in the period ended September 30, 2006. The major increases consisted of increased personnel costs as well as significantly greater expenditure for marketing support of our retail sales efforts. However, general and administrative costs decreased to $897,023 for the period ended September 30, 2007 from $1,271,824 in the year earlier quarter, due primarily to lower expenses related to the cost of stock options which totaled $109,551 for the three months ended September 30, 2007 compared with $459,613 for the year earlier, three month period ended September 30, 2006.

Non-operating expense totaled $21,740 for the three months ended September 30, 2007, compared with non-operating expense of $955,538 for the three months ended September 30, 2006, which included a one time charge of $614,025 related to the issuance of penalty shares that we recorded due to provisions in our registration rights agreements which resulted in the issuance of additional common shares to investors in our September 2006, December 2005 and March 2006 equity placements caused by delays in having a registration statement covering those shares declared effective by the SEC. Interest (net) decreased to a net interest expense of $21,740 for the three months ended September 30, 2007 compared to net interest income of $62,487 in the three month period ended September 30, 2006 as a result of decreased amounts of investable cash.

Nine months ended September 30, 2007 and 2006

We reported revenues of $4,229,458 for the nine months ended September 30, 2007 and revenues of only $136,225 for the corresponding period ended September 30, 2006. The growth in revenues reflected several factors, the inclusion of revenues from our acquisitions of MacroPort in June 2007 and StompSoft in December 2006, increased including licensing revenues from Motorola in our Mobile channel, OEM partners Kingston Technology and Memorex in our Flash Memory channel, sales of our software titles via major retailers, such as Fry’s Electronics, CompUSA and Office Depot, as well as software sales via our on-line webstore. During the nine months ended September 30, 2006, we sold only software loaded on M-Systems (now SanDisk) flash drives or via online download.

For the nine month period ended September 30, 2007, we incurred costs associated with the sale of our products of $2,159,887, which consisted of the direct costs to fill orders for our Mobile channel, the amortization of software technology, as well as expenses related to fees for customer downloads of our software and packaging and shipping costs. Our costs associated with the sale of products for the nine month period ended September 30, 2006 were $455,918 and consisted almost entirely of the amortization of software technology of $422,368, as well as expenses related to fees for customer downloads of our software, and packaging and shipping costs.

Research and development expenses totaled $2,198,934 for the nine months ended September 30, 2007, up from $1,291,244 in the corresponding period in 2006, due primarily to the increase of both internal and external staff dedicated to the development of new products. Sales and marketing expenses increased to $2,443,288 for the nine months ended September 30, 2007 compared with $819,447 for the period ended September 30, 2006. The major increases in Sales and Marketing consisted of increased personnel costs as well as significantly greater expenditures for the marketing support of our retail sales efforts. For the nine months ended September 30, 2007, general and administrative expenses decreased to $2,717,704 compared with $3,829,692 for the nine months ended September 30, 2006 due primarily to reduced expenses related to stock options which totaled $151,617 for the nine months ended September 30, 2007, compared with $1,307,110 for the comparable nine month period ended September 30, 2006.

Non-operating expenses totaled $(7,630) for the nine months ended September 30, 2007 compared with $842,624 for the nine months ended September 30, 2006, which period included an expense of $1,374,800 due to provisions in our registration rights agreements which resulted in the issuance of additional shares to investors caused by delays in having a registration statement covering these shares declared effective. Interest (net) decreased for the nine months ended September 30, 2007 to $28,167 from $181,667 due to decreased investment income earned from lower cash balances, as well as interest expense related to our long term debt.

Liquidity and Capital Resources

On August 10, 2007, we entered into a loan agreement with VenCore Solutions, LLC under which VenCore loaned us $2,000,000. The loan bears interest at 15% per annum, is repayable in monthly installments over three years and is secured by all of our assets. In connection with the loan, we have granted to VenCore five-year warrants to purchase up to 812,500 shares of our common stock at an exercise price of $.21 per share and 406,000 warrants at an exercise price of $.15 per share.

During September 2007, we extended an offer to holders of our warrants that had been acquired under various private equity transactions, giving investors the opportunity to exercise their warrants at a discount until October 26, 2007. As of September 30, 2007, holders had exercised warrants for a total of 2,701,746 shares, resulting in proceeds of $310,803. As of the closing of the exchange offer on October 26, 2007, investors had exercised warrants for a total of 15,216,977 shares, resulting in total proceeds to Migo of $1,799,786. The proceeds of the sale of securities will be used for working capital and general corporate purposes.

For the nine months ended September 30, 2007, net cash used in operating activities was ($5,173,374). We believe we will require approximately $6.0 million to fund our operations for the next 12 months based on our current rate of spending. We expect this to be funded from revenues generated by the business, proceeds from warrant exercises, and our current cash resources. Thereafter, we will depend on cash from operations, and additional financing, if available.

Recent and Expected Losses

From inception, we have never been profitable and have sustained substantial net losses from operations. There can be no assurance that we will ever generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the nine months ended September 30, 2007 and 2006, we incurred net pre-tax losses of $5,282,725 and $7,102,700, respectively.

Satisfaction of Current and Future Capital Requirements

No assurance can be given that we will be able to obtain the additional financing we require to continue normal operations. We cannot provide assurances that we will be able to develop our business to the point of generating net operating profits and positive cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, we would seek to institute cost-saving measures that would not only reduce overhead, but also curtail operations. We cannot assure that such measures, if implemented, would be sufficient to offset all of our operating expenses. If any capital subsequently raised from the sale of securities is not sufficient to fund the balance of our operating expenses after implementing cost-cutting measures, we could be forced to discontinue certain operations or may be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

As of September 30, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as described in this Management's Discussion and Analysis and in “Notes to Financial Statements Note 8 - Commitments and Contingencies” existed, which are likely to have a material effect on our liquidity.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the "Exchange Act").  Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 20, 2005, two former employees made a demand for arbitration with JAMS, San Francisco alleging that each claimant is entitled to severance pay following their resignations in February 2005. The claimants were employed by the Company as part of the 2004 acquisition of First Person Software, Inc.  In October 2006, the arbitrator ruled in favor of the plaintiffs. The Company accrued a $424,000 liability as a result of this matter for the year ended December 31, 2006, and has as of August 2, 2007, fully satisfied this liability.

We are not aware of any pending litigation as of November 10, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During September 2007, the Company extended an offer to holders of its warrants that had been acquired under various private equity transactions, giving investors the opportunity to exercise their warrants at $.115 per share until October 26, 2007. As of September 30, 2007, holders, including Kingston Technology Corporation, had exercised warrants for 2,701,746 shares, generating $310,803 in proceeds to the Company. As of the closing of the exchange offer on October 26, 2007, investors had exercised warrants for a total of 15,216,977 shares of common stock resulting in total proceeds to the Company of $1,799,786. The Company relied on Section 4(2) of the Securities Act and Regulation D thereunder as the basis for an exemption from registering the sale of these shares of common stock under the Securities Act.

In August and September, 2007, the Company issued warrants to purchase a total of 1,218,500 shares to VenCore Solutions LLC in connection with a loan to the Company. The Company relied on Section 4(2) of the Securities Act as the basis for an exemption from registering the issuance of these warrants under the Securities Act.

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

10.1	Loan and Security Agreement between the Company and VenCore Solutions, LLC dated as of August 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGO SOFTWARE, INC.

Date: November 14, 2007	By:	/s/ Kent Heyman
Kent Heyman
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Richard Liebman
Richard Liebman
Chief Financial Officer (Principal Financial and Accounting Officer)